Form 10-Q
period 1996-06-30
DENBURY RESOURCES INC
filed 1996-08-14
CIK 945764

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q
                                   ---------

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

  [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER  33-93722
                        --------------------------------


                             DENBURY RESOURCES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              CANADA                                   NOT APPLICABLE
   (State or other jurisdiction                      (I.R.S. Employer
       of incorporation or                          Identification No.)
          organization)


   17304 PRESTON RD., SUITE 200
            DALLAS, TX                                     75252
      (Address of principal                              (Zipcode)
        executive offices)


Registrant's telephone number, including area code:     (214) 713-3000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at July 31, 1996
           -----                             ----------------------------
  Common Stock, no par value                          23,685,930

                             DENBURY RESOURCES INC.

                                     INDEX


Part I.  Financial Information
- ------------------------------

                                                                               Page
                                                                               ----
Item 1.  Financial Statements (unaudited)

   Consolidated Balance Sheets                                                     3

   Consolidated Statements of Income                                               4

   Consolidated Statements of Cash Flows                                           5

   Notes to Consolidated Financial Statements                                      6-8


Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                             9-15


 Part II.  Other Information                                                       16
 ---------------------------

                             DENBURY RESOURCES INC.

                          CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands of U.S. Dollars)

                                                                      June 30,      December 31,
                                                                        1996            1995
                                                                     ----------       ----------
                                                                    (Unaudited)
                                              ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $    3,085       $    6,553
   Accrued production receivable                                          6,307            3,212
   Trade and other receivables                                            2,837            1,160
                                                                     ----------       ----------
            Total current assets                                         12,229           10,925
                                                                     ----------       ----------
PROPERTY AND EQUIPMENT (USING FULL COST ACCOUNTING)
   Oil and gas properties                                               133,442           72,510
   Unevaluated oil and gas properties                                     6,571            7,085
   Less accumulated depreciation and depletion                          (21,140)         (13,982)
                                                                     ----------       ----------
          Net property and equipment                                    118,873           65,613
                                                                     ----------       ----------
OTHER ASSETS                                                              1,798            1,103
                                                                     ----------       ----------
           TOTAL ASSETS                                              $  132,900       $   77,641
                                                                     ==========       ==========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                          $   13,288       $    3,886
   Current portion of long-term debt                                        125              177
                                                                     ----------       ----------
           Total current liabilities                                     13,413            4,063
                                                                     ----------       ----------
LONG-TERM LIABILITIES
   Senior bank debt                                                      40,000               75
   Subordinated debt and other notes payable                              2,964            3,399
   Provision for site reclamation costs                                     340              242
   Deferred income taxes and other                                        3,166            1,361
                                                                     ----------       ----------
           Total long-term liabilities                                   46,470            5,077
                                                                     ----------       ----------
CONVERTIBLE FIRST PREFERRED SHARES, SERIES A
   1,500,000 shares authorized; issued and
       outstanding                                                       15,759           15,000
                                                                     ----------       ----------
SHAREHOLDERS' EQUITY
   Common shares, no par value
       unlimited shares authorized;
       outstanding - 23,238,634 shares at June 30, 1996
       and 22,857,619 shares at December 31, 1995                        51,226           50,064
    Retained earnings                                                     6,032            3,437
                                                                     ----------       ----------
       Total shareholders' equity                                        57,258           53,501
                                                                     ----------       ----------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  132,900       $   77,641
                                                                     ==========       ==========


          See accompanying notes to Consolidated Financial Statements

                             DENBURY RESOURCES INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands except per share amounts)
                           (Unaudited - U.S. dollars)

                                                          Three Months Ended          Six Months Ended
                                                                June 30,                  June 30,
                                                         ----------------------   ----------------------
                                                            1996         1995         1996        1995
                                                         ---------     --------   ---------     --------
REVENUES
     Oil, gas and related product sales                  $  11,633     $  4,618   $  20,650     $  8,997
     Interest income                                            49           19         124           21
                                                         ---------     --------   ---------     --------
           Total revenues                                   11,682        4,637      20,774        9,018
                                                         ---------     --------   ---------     --------
EXPENSES
     Production                                              3,306        1,591       5,350        3,128
     General and administrative                                831          627       1,656          935
     Interest                                                  576          494         681          927
     Imputed preferred dividends                               384          -           759          -
     Provision for loss on early extinguishment of debt        -            200         440          200
     Depletion and depreciation                              4,457        1,640       7,382        3,075
     Franchise taxes                                            54           32         107           42
                                                         ---------     --------   ---------     --------
            Total expenses                                   9,608        4,584      16,375        8,307
                                                         ---------     --------   ---------     --------
Income before income taxes                                   2,074           53       4,399          711
Provision for federal income taxes                             859           18       1,804          242
                                                         ---------     --------   ---------     --------
NET INCOME                                               $   1,215     $     35   $   2,595     $    469
                                                         =========     ========   =========     ========

NET INCOME PER COMMON SHARE                              $     .05     $    .00   $     .11     $    .04
                                                         =========     ========   =========     ========

Average number of common shares outstanding                 23,110       13,528      23,024       13,071
                                                         =========     ========   =========     ========


          See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     (Amounts in thousands of U.S. dollars)
                                 (Unaudited)


                                                                                        Six Months Ended
                                                                                   -----------------------------
                                                                                   June 30,             June 30,
                                                                                     1996                 1995
                                                                                   ---------            --------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                                      $   2,595            $    469
   Adjustments needed to reconcile to net cash flow provided by operations:
       Depreciation, depletion and amortization                                        7,382               3,075
       Deferred income taxes                                                           1,804                 242
       Imputed preferred dividend                                                        759              -
       Provision for loss on early extinguishment of debt                                440                 200
       Other                                                                             323                  39
                                                                                   ---------            --------
                                                                                      13,303               4,025
   Changes in working capital items relating to operations:
       Accrued production receivable                                                  (3,096)               (481)
       Trade and other receivables                                                      (702)               (261)
       Accounts payable and accrued liabilities                                        8,082                (664)
                                                                                   ---------            --------
NET CASH FLOW PROVIDED BY OPERATIONS                                                  17,587               2,619
                                                                                   ---------            --------
CASH FLOW USED FOR INVESTING ACTIVITIES:
       Oil and gas property expenditures                                             (12,759)             (4,001)
       Acquisition of oil and gas properties                                         (47,974)             (6,505)
       Net purchases of other assets                                                    (754)               (227)
       Acquisition of subsidiary, net of cash acquired                                   209              -
                                                                                   ---------            --------
NET CASH USED FOR INVESTING ACTIVITIES                                               (61,278)            (10,733)
                                                                                   ---------            --------
CASH FLOW FROM FINANCING ACTIVITIES:
       Bank borrowings                                                                39,900               5,750
       Bank repayments                                                                -                   (2,100)
       Issuance of subordinated debt                                                  -                    1,850
       Issuance of common stock                                                          796               2,460
       Costs of debt financing                                                          (378)               (269)
       Other                                                                             (95)               (114)
                                                                                   ---------            --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             40,223               7,577
                                                                                   ---------            --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (3,468)               (537)

Cash and cash equivalents at beginning of year                                         6,553                 712
                                                                                   ---------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   3,085            $    175
                                                                                   =========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the year for interest                                      $     271            $  1,009

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
       Conversion of subordinated debt to common stock                                   366               -

          See accompanying notes to Consolidated Financial Statements

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             JUNE 30, 1996 AND 1995


1.   ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

         The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury Resources Inc. (the "Company" or "Denbury"), the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flow for the six months ended June 30, 1996 and 1995.

         These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995.

NET INCOME PER COMMON SHARE

         Net income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding. In accordance with Canadian generally accepted accounting principles ("GAAP"), the imputed dividend on the Convertible First Preferred Shares, Series A ("Convertible Preferred") has been recorded as an operating expense in the accompanying financial statements and thus is deducted from net income in computing earnings per common share. The stock options, warrants, and the conversion of the Convertible Preferred and convertible debt were either anti-dilutive or immaterial and were not included in the calculation of earnings per share.

2.   NOTES PAYABLE AND LONG-TERM INDEBTEDNESS

                                                                                 June 30,           December 31,
                                                                                   1996                 1995
                                                                                 --------           ------------
                                                                                (Unaudited)
                                                                                     (Amounts in thousands)
Senior bank loan                                                                  $40,000              $  100
6 3/4% Convertible debentures, due March 23, 1999                                   1,099               1,465
9 1/2% Convertible debentures, due January 17, 2000                                 1,831               1,831
Other notes payable                                                                   159                 255
   Less portion due within one year                                                  (125)               (177)
                                                                                  -------              ------
          Total long-term debt                                                    $42,964              $3,474
                                                                                  =======              ======



BANK CREDIT AGREEMENT

         In the second quarter of 1996, the Company entered into a new $150 million credit facility with NationsBank of Texas, N.A. ("NationsBank"). This facility currently has a borrowing base of $53 million, a $28 million increase from the Company's borrowing base of $25 million under its previous credit agreement. The banks review the borrowing base every six months and are in the process of evaluating the borrowing base, based on June 30, 1996 oil and gas reserves. NationsBank is the agent bank with ING Capital Corporation and Bankers Trust as participating banks. The credit facility is a two year revolver which then converts to a three year term loan, unless renewed or extended. The credit facility is secured by virtually all the Company's oil and gas properties and interest will be

                             DENBURY RESOURCES INC.

                                  (UNAUDITED)

                             JUNE 30, 1996 AND 1995

payable at either the bank's prime rate or, depending on the percentage of the borrowing base that is outstanding, at rates ranging from LIBOR plus 7/8% to LIBOR plus 1 3/8%. This credit facility has several restrictions including, among others (I) a prohibition on the payment of dividends, (ii) a requirement for a minimum equity balance, (iii) a requirement to maintain positive working capital as defined, and (iv) a prohibition of most debt and corporate guarantees.

3. DIFFERENCES IN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES BETWEEN CANADA AND THE UNITED STATES

         The consolidated financial statements have been prepared in accordance with Canadian GAAP. The primary differences between Canadian and U.S. GAAP affecting the Company's 1996 financial statements relate to the presentation of the early extinguishment of debt and the imputed dividend on the Convertible Preferred. During the first six months, the Company expensed $759,000 relating to the imputed preferred dividend, as required under Canadian GAAP. Under U.S. GAAP, this dividend would be deducted after net income to compute the net income attributable to the common shareholders. The Company also expensed its debt issue cost relating to the Company's prior bank credit agreement with ING
Capital Corporation totaling $440,000.   Under Canadian GAAP, this is an
operating expense while under U.S. GAAP, a loss on early extinguishment of debt is an extraordinary item. While net income per common share and all balance sheet accounts are not affected by these differences in GAAP, the net income for the first six months of 1996 under U.S. GAAP would be $3,354,000 while under Canadian GAAP the amount reported was $2,595,000.

         In addition, the methodology for computing earnings per common share is not consistent between the two countries. However, for the first six months of 1996 the stock options, warrants, convertible debt, and the conversion of the Convertible Preferred were either anti-dilutive or immaterial and were not included in the earnings per share under either GAAP calculation. Therefore the difference in methodology had no effect on the earnings per common share reported in the Consolidated Financial Statements.

4.  COMMITMENTS AND CONTINGENCIES

         The Company has operating leases for the rental of office space, office equipment, and vehicles. At June 30, 1996, long-term commitments for these items require the following future minimum rental payments:

             1996          $320,000
             1997           428,000
             1998           409,000
             1999           166,000
                         ----------
                         $1,323,000
                         ==========

         The Company is subject to various possible contingencies which arise primarily from interpretation of federal and state laws and regulations affecting the oil and gas industry. Such contingencies include differing interpretations as to the prices at which oil and gas sales may be made, the prices at which royalty owners may be paid for production from their leases and other matters. Although management believes it has complied with the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued. In addition, production rates, marketing and environmental matters are subject to regulation by various federal and state agencies.

         The Company is not currently a party to any litigation which would have a material impact on its financial statements. However, due to the nature of its business, certain legal or administrative proceedings may arise in the ordinary course of its business.

                             DENBURY RESOURCES INC.

                                  (UNAUDITED)

                             JUNE 30, 1996 AND 1995

5.  ACQUISITIONS

HESS ACQUISITION

         During the second quarter of 1996, Denbury purchased producing oil and gas properties in Mississippi, Louisiana and Alabama, plus certain over-riding royalty interests in Ohio, for approximately $37.2 million from Amerada Hess Corporation. The acquisition includes 439 wells (110 net working interest wells), of which 129 wells will be Company operated. Denbury will also own an interest in 124 non-operated working interest wells and 186 royalty interests wells. Of the 439 total acquired wells, 37 operated, 37 non-operated and 21 royalty interest wells are currently non-producing.

OTTAWA ACQUISITION

         Also in the second quarter, Denbury purchased additional working interests in five Mississippi oil and gas properties in which the Company already owns an interest, plus certain overriding royalty interests in other areas for approximately $7.5 million. The properties were acquired from Ottawa Energy, Inc. a subsidiary of Highridge Exploration Ltd.

PRO FORMA DATA

         On a pro forma basis, assuming that both acquisitions had been effective as of the beginning of the period, the Company's total revenues for the first six months of 1996 and the first six months of 1995 would increase to $28,574,000 and $18,892,000 respectively, the net income would increase to $3,681,000 and $878,000 and the net income per common share would increase to $.16 for the first six months of 1996 and $.07 per common share for the first six months of 1995.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        Since 1992, when the Company reorganized and undertook its United States development strategy beginning with the acquisition of U.S. based Denbury Management, Inc. ("Denbury Management"), the Company's operations have grown rapidly through a combination of producing property acquisitions and development of existing and acquired properties. During the three year period ended December 31, 1995, the Company has had an average annual growth rate in excess of 100% in both revenue and production. This trend continued into 1996 as revenue for the first six months of 1996 surpassed revenue for the whole year of 1995, primarily due to the Company's acquisitions during the first half of 1996, and specifically, to increases in production and prices.

        At July 1, 1996, the Company's proved reserves were independently estimated by Netherland, Sewell and Associates, Inc. (the "NSA Report") to be
11.7 million barrels ("MMBbls") of oil and 65.8 billion cubic feet of gas ("Bcf") or 22.7 million barrels of oil equivalent on a 6:1 basis ("MMBOE"), with a discounted present value before income taxes utilizing a 10% discount rate and July 1, 1996 unescalated prices ("PV10 Value") of $175 million. Approximately 90% of the reserves were proved developed on both a barrels of oil equivalent on a 6:1 basis ("BOE") and PV10 Value basis. The twelve largest fields owned by the Company constitute, according to the NSA Report, approximately 80% of the total reserves on a BOE basis and approximately 78% of the total reserves on a PV10 Value basis.

        Over the past three and one-half years, proven reserves have grown on average 109% per annum from 1,725 thousand BOE ("MBOE") as of December 31, 1992 to 22,689 MBOE as of July 1, 1996. Meanwhile, production has grown from a daily average of 436 BOE per day ("BOE/d") in 1992 to an average for the second quarter of 1996 of 7,841 BOE/d.

         During 1995, the Company raised approximately $43.5 million, the majority of which was raised through a $40 million private placement with the Texas Pacific Group ("TPG") which closed in December, 1995. This private placement consisted of a combination of common stock, warrants and convertible preferred stock (the "TPG Placement") and allowed the Company to repay virtually all of its bank debt. The Company also had a $2.75 million private placement of common stock completed early in 1995. The subsequent registration of these common shares was the impetus for the Company to be listed on a U.S. stock exchange (Nasdaq) during August, 1995.

ACQUISITION OF AMERADA HESS PROPERTIES

        The TPG Placement allowed the Company to complete several property acquisitions during the first half of 1996, the largest of which was the acquisition of producing oil and gas properties in Mississippi, Louisiana, and Alabama, plus certain overriding royalty interests in Ohio, for approximately $37.2 million from Amerada Hess Corporation ("Amerada Hess"). These properties contributed approximately 2.0 million cubic feet of gas per day ("Mmcf/d") and approximately 650 barrels of oil per day ("bbls/d"), or approximately 1,000 BOE/d, to the Company's average daily production during the first half of 1996. Average daily production during the first half of 1996 from these properties, including the periods when they were not owned by the Company, was approximately 6,630 thousand cubic feet of gas per day ("Mcf/d") of gas and approximately 2,230 bbls/d of oil, or 3,335 BOE/d, net to the interest acquired by Denbury. According to the NSA Report, the properties in this acquisition had net proved reserves of approximately 5.9 MMBOE which consisted of approximately 5.0 MMbbls of oil and approximately 5.6 Bcf of gas, with a PV10 Value of $42.9 million.

        Approximately 90% of the PV10 Value was for wells on which Denbury assumed operations with an average working interest of approximately 80%. Four fields, out of a total of 60 fields, make up approximately 73% of the total Amerada Hess acquisition PV10 Value and include a total of 63 operated wells, 11 non-operated wells and 5 royalty interest wells. The two largest fields in Mississippi, Eucutta and Quitman Fields, make up approximately 57% of the total acquisition PV10 Value. Both fields are in the same vicinity as the Company's existing Mississippi core properties, with the Eucutta Field located in

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wayne County, Mississippi between the Company's Sandersville and West Yellow Creek existing production. Quitman Field is located in Clarke County, Mississippi, adjacent to the Company's Davis and Frances Creek existing production. The two largest fields in Louisiana are the Atchafalaya Bay and Bayou Des Allemands Fields which make up approximately 16% of the total acquisition PV10 Value. These two fields are in adjacent parishes to Terrebonne Parish where the majority of the Company's existing Louisiana production is located. Atchafalaya Bay Field is just west of Terrebonne Parish in St. Mary Parish and Bayou Des Allemands Field is located Northeast of Terrebonne Parish in St. Charles and LaFourche Parishes.

        Denbury assumed certain rights and obligations under Amerada Hess's existing oil and gas sales contracts. In Mississippi, approximately 400 bbls/d at Eucutta Field (approximately 25% of current Eucutta production) will remain dedicated to Amerada Hess, although Amerada Hess will have an obligation to match any price that Denbury receives on other production from the same field. The majority of the remaining Mississippi oil production is dedicated to EOTT Energy Operating Limited Partnership through December 31, 1996. None of the Louisiana production is dedicated to any significant purchaser and the Louisiana contracts generally have short-term cancellation clauses.

OTHER ACQUISITIONS

        Through the first half of 1996, the Company spent an additional $10.8 million on other acquisitions. The largest of these was the acquisition of additional working interests in five Mississippi oil and gas properties in which the Company already owned an interest, and certain overriding royalty interests in other areas, which were acquired during April, 1996 for approximately $7.5 million. These properties were acquired from Ottawa Energy, Inc. ("Ottawa"), a subsidiary of Highridge Exploration Ltd. This acquisition included 29 producing gross wells (8.8 net working interest wells), and overriding royalty interests in 65 wells. These properties contributed approximately 760 Mcf/d and approximately 175 bbls/d, or approximately 300 BOE/d, to the Company's average daily production during the first half of 1996. Average daily production during the first half of 1996 from these properties, including the periods when they were not owned by the Company, was approximately 1,615 Mcf/d of gas and approximately 360 bbls/d of oil, or approximately 629 BOE/d, net to the interest acquired by Denbury.

        In addition to the acquisition from Ottawa, the Company spent an additional $3.3 million on four other acquisitions. These acquisitions included interests in 56 wells (18 net working interest wells), primarily in Louisiana. These properties contributed approximately 1.5 MMcf/d and approximately 50 bbls/d, or approximately 300 BOE/d, to the Company's average daily production during the first half of 1996.

        As of July 1, 1996, the Company's proved net reserves in the NSA Report for all of these other acquisitions, including the acquisition from Ottawa, totaled approximately 1.1 MMbbls of oil and approximately 13.1 Bcf of gas or
3.3 MMBOE, with a PV10 Value of $24 million.

NEW CREDIT FACILITY

        In order to fund the Company's capital expenditure program, improve the terms and increase the size of the previous credit facility, the Company entered into a new $150 million dollar credit facility with NationsBank of Texas ("NationsBank"). This refinancing closed during the second quarter of 1996 with an initial borrowing base of $53 million, a $28 million increase from its previous borrowing base of $25 million, which was part of a $40 million credit facility. NationsBank is the agent bank in the facility, which also
includes ING Capital Corporation and Bankers Trust as participant banks.   The
credit facility is a two year revolver which in 1998 converts to a three year term loan, unless renewed or extended. The credit facility is secured by virtually all the Company's oil and gas properties and interest is payable at either the bank's prime rate or, depending on the percentage of the borrowing base that is outstanding, at rates ranging from LIBOR plus 7/8% to LIBOR plus 1 3/8%. This credit facility has several restrictions including, among others
(i) a prohibition on the payment of dividends, (ii) a requirement for a minimum equity balance, (iii) a requirement to maintain positive working capital as defined, and (iv) a prohibition of most debt and corporate guarantees.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

        As outlined on the following table, in each of the last three years and during the first half of 1996, the Company has spent considerably more than its cash flow from operations, requiring it to raise additional capital through a combination of debt and equity.

(Amounts in thousands)
                                              Capital Expenditures                          Cash Flow
                           ---------------------------------------------------------           From
Six Months ended            Acquisition     Development     Exploration      Total         Operations (1)
- ----------------           ------------     -----------     -----------    ---------       --------------
June 30, 1996                $  48,179        $  10,713       $  1,841     $  60,733         $  13,303
                             =========        =========       ========     =========         =========
Year ended
- ----------
December 31, 1995            $  17,198        $   9,639       $  1,687     $  28,524         $   9,394
December 31, 1994                6,736            8,371          1,796        16,903             6,185
December 31, 1993               21,604            7,643            608        29,855             3,030
                             ---------        ---------       --------     ---------         ---------
             Total           $  45,538        $  25,653       $  4,091     $  75,282         $  18,609
                             =========        =========       ========     =========         =========

(1) Before changes in current items

         During the last three years, the Company has spent on average four times more than its cash flow from operations and it has continued this trend into 1996 by spending approximately 4.6 times its cash flow during the first half of 1996. For the last three years, the Company has financed these expenditures principally through equity ($57.3 million, including the Convertible Preferred) and cash from operations ($18.6 million), although it has historically used debt during interim periods. During 1995 the Company's capital sources, other than cash flow from operations, were an issue of subordinated debt ($1.8 million), a private placement of common stock ($2.4 million) and the TPG Placement in December, 1995, of $39.5 million, net of expenses. During 1996, the Company financed its expenditures with cash flow from operations and bank debt, beginning the year with $100 thousand of outstanding bank debt and ending the six month period with $40 million of bank debt outstanding.

         As of June 30, 1996, the Company had negative working capital of $1.2 million and total bank debt of $40 million. The Company has budgeted development expenditures for the remainder of 1996 which exceeds its projected cash flow. As of August 12, 1996, the Company had a borrowing base of $53 million with a total of $42 million drawn against the bank credit facility.
The banking group will be reviewing the borrowing base during August and September, 1996, as part of their mid-year review, but the Company does not anticipate any significant changes to the borrowing base. With the increased cash flow from the acquired properties and the undrawn portion of the bank credit facility, the Company anticipates that it can fund its remaining 1996 development budget of approximately $16 million; however, the Company may seek additional equity financing in the near future to reduce its debt levels in order to better position the Company for future opportunities.

         Depending on the success of the Company's development program, oil and gas prices, availability of opportunities and the availability of additional funding, the capital that the Company requires for acquisition or development
projects is highly variable.   There can be no assurance that additional
capital will always be available to the Company in the future or that it will be available on terms that are acceptable to the Company. Should outside capital resources be limited, the rate of Company growth would substantially decline. Numerous factors affect the cost and availability of capital, including market conditions, the Company's results of operations and the Company's success in its developmental efforts. There can also be no assurance that the Company will be able to continue to increase its oil and gas production or oil and gas reserves or that the Company's exploration and development activities will continue with the same level of success.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

         Denbury continued to increase its daily production with an average of 5,453 BOE/d during the first quarter of 1996 and 7,841 BOE/d during the second quarter, for an overall average of 6,647 BOE/d during the first half of 1996 as compared to 3,843 BOE/d for the comparable six month period of 1995 (73% increase). The combination of the two acquisitions from Amerada Hess and Ottawa contributed approximately 1,300 BOE/d to the Company's average daily production during the first half of 1996. The production from these acquisitions for the first six months of 1996, including the periods when they were not owned by the Company, was approximately 3,964 BOE/d.

         In addition, oil and gas prices improved substantially over 1995 levels during the first half of 1996. Average oil prices were $17.39 per barrel as compared to $14.92 per barrel for the comparable period in 1995 (17% increase) and gas prices increased to an average price of $2.80 per Mcf during the first half of 1996 as compared to $1.85 for the comparable period in 1995 (51% increase). On a BOE basis, the Company averaged a sales price of $17.07 per BOE during the first half of 1996 as compared to $12.94 per BOE during the first quarter of 1995 (32% increase).

         Primarily as a result of increased production and improved product prices, net income increased 453% to $2.6 million ($.11 per common share) for the first half of 1996 from $469 thousand ($.04 per common share) during the first half of 1995. Net income for the first half of 1996 includes a charge of $759 thousand for the imputed dividend on the convertible preferred stock issued in December, 1995 and a $440 thousand charge to write-off the debt issue costs relating to the Company's previous bank credit facility as the Company entered into a new credit facility with NationsBank. Cash flow from operations (before the change in working capital balances) also increased 231% over first half 1995 levels to $13.3 million during the first half of 1996 from $4.0 million during the first half of 1995. This was also primarily due to strong oil and gas prices as well as increased production.

         As a result of the aforementioned production and price increases and property acquisitions, oil and gas revenue increased 130% to $20.7 million during the first half of 1996 from $9.0 million for the first half of 1995, of which approximately $3.7 million of the increase was related to the Amerada Hess and Ottawa acquisitions. Production expenses also increased 71% to $5.4 million during the first half of 1996 as compared to $3.1 million for the comparable period in 1995. Production expenses on a BOE basis were $4.42 and $4.50 for the first half of 1996 and 1995 respectively, a decline of 2% from first half 1995 levels. The first quarter of 1996 operating expenses were slightly less on a BOE basis because a larger percentage of the first quarter's production was gas (62% on a BOE basis), which typically has a lower operating cost per BOE than oil. However, the second quarter included two months of expenses relating to the Amerada Hess properties which had higher production
cost per BOE ($6.27 / BOE) than the Company's other properties.   In July,
1996, the Company assumed operations of these Amerada Hess properties and will focus on lowering the production cost during the last half of 1996 to levels more consistent with the corporate average.

         General and administrative expenses increased by 77% to $1.7 million for the first half of 1996 from $935 thousand for the comparable period in 1995. On a per BOE basis, general and administrative costs remained relatively consistent at $1.37 per BOE for the first half of 1996 as compared to $1.40 per BOE for the comparable period in 1995. During the first half of 1996, the Company conducted a review of salaries and awarded raises and bonuses to its employees. Bonuses, including related payroll taxes, amounted to approximately $225 thousand. In addition, the Company began to increase its staff levels during the second quarter of 1996 to handle the Amerada Hess acquisition, but was not entitled to any operator's overhead recovery on these properties until July 15, 1996 as Amerada Hess remained the operator of record until that date. During the first half of 1995, the Company had non-recurring expenses of approximately $190 thousand relating to personnel changes. Although the general and administrative costs were high during the first half of 1996 due to the aforementioned

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expenses, the Company's objective is to lower general and administrative costs for the last half of 1996 on a BOE basis to a level close to the overall average for 1995 of $1.25 per BOE.

         As a result of the $40 million infusion of funds late in 1995 received from the private placement of securities with TPG and the corresponding retirement of bank debt, the only interest bearing debt outstanding during the first quarter of 1996 was approximately $3.3 million of subordinated debt and minor trade notes payable. During the second quarter, however, the Company borrowed $40 million on its credit line in order to close the Amerada Hess and
Ottawa acquisitions.   The net effect was an overall 27% reduction in interest
expense to $681 thousand for the first half of 1996, from $927 thousand for the
comparable period of 1995.   Although bank debt is anticipated to increase
during the third and fourth quarters, the Company's new credit facility with NationsBank lowered the Company's bank loan interest rate by approximately 1-3/8% over the Company's prior credit facility.

         During the first half of 1996, the Company expensed $759 thousand relating to an imputed dividend on the Company's Convertible First Preferred Shares, Series A ("Convertible Preferred"). Under Canadian GAAP this is reported as an operating expense while under U.S. GAAP this would be deducted after net income to arrive at net income applicable to the common shareholders. This charge to earnings reflects the increase in the mandatory redemption value of the Convertible Preferred during the period. The Company has not, nor does it intend to, pay any dividends on the Convertible Preferred.

         Also during the first half of 1996, the Company had a $440 thousand charge relating to a loss on early extinguishment of debt. These costs relate to the remaining unamortized debt issue costs of the Company's prior credit facility with ING Capital Corporation, which was replaced in May, 1996, as previously discussed. The Company also had a charge of $200 thousand during the first half of 1995 for the same item relating to another bank refinancing. Under U.S. GAAP, a loss on early extinguishment of debt would be an extraordinary item rather than a normal operating expense as required by Canadian GAAP.

         Depletion and depreciation ("DD&A") increased by 140% to $7.4 million for the first half of 1996 as compared to $3.1 million for the first half of 1995. DD&A per BOE increased 17% to $6.10 per BOE for the first half of 1996 from $5.22 per BOE for the year ended December 31, 1995 due to a large percentage of the 1995 and 1996 capital expenditures relating to acquisitions, for which the Company has historically had a higher per unit cost than those reserves added by development expenditures.

         The deferred tax provision for the first half of 1996 was approximately 41%, which is higher than 1995's provision of approximately 34%. The 1996 provision is higher than the U.S. statutory rate due to certain non-deductible Canadian expenses and the non-deductible imputed preferred dividend expense of $759 thousand.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

         Denbury continued to increase its daily production with an average of 7,841 BOE/d during the second quarter of 1996 as compared to 3,885 BOE/d for the comparable period of 1995 (102% increase), with the increase primarily due to the previously discussed acquisitions. The combination of the two acquisitions from Amerada Hess and Ottawa contributed approximately 2,580 BOE/d to the Company during the second quarter of 1996. The production from these acquisitions for the first six months of 1996, including the periods when they were not owned by the Company, was 3,964 BOE/d.

         In addition, oil and gas prices improved substantially during the second quarter of 1996 over 1995 levels. Average oil prices were $17.78 per bbl as compared to $15.25 per bbl for the comparable period in 1995 (17% increase) and gas prices increased to an average price of $2.49 per Mcf during the second quarter of 1996 as compared to $1.84 for the

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

comparable period in 1995 (35% increase). On a BOE basis, the Company averaged a sales price of $16.30 per BOE during the second quarter of 1996 as compared to $13.06 per BOE during the first quarter of 1995 (25% increase).

         Primarily as a result of the increased production and improved product prices, net income increased to $1.2 million ($.05 per common share) for the second quarter of 1996 from $35 thousand ($-0- per share) during the second quarter of 1995. Net income for the second quarter of 1996 includes a charge of $384 thousand for the imputed dividend on the Convertible Preferred issued in December, 1995, while the net income for the second quarter of 1995 included a $200 thousand charge relating to a loss on early extinguishment of debt. Cash flow from operations (before the change in working capital balances) also increased 278% over second quarter 1995 levels to $7.2 million during the second quarter of 1996 from $1.9 million during the second quarter of 1995. This was also primarily due to strong oil and gas prices as well as increased production.

         As a result of the aforementioned production and price increases and property acquisitions, oil and gas revenue increased 152% to $11.6 million during the second quarter of 1996 from $4.6 million for the second quarter of 1995, of which approximately $3.7 million of the increase was related to the Amerada Hess and Ottawa acquisitions. Production expenses also increased 108% to $3.3 million during the second quarter of 1996 as compared to $1.6 million for the comparable period in 1995. Production expenses on a BOE basis were $4.63 for the second quarter of 1996, an increase of 3% from the second quarter 1995 level of $4.50. The second quarter of 1996 included two months of expenses relating to the Amerada Hess properties which had higher production cost per BOE ($6.27 / BOE) than the Company's other properties. In July, 1996, the Company assumed operations of these Amerada Hess properties and will focus on lowering the production cost during the last half of 1996 to levels more consistent with the corporate average.

         General and administrative expenses increased by 33% to $831 thousand for the second quarter of 1996 from $627 thousand for the comparable period in 1995. On a per BOE basis, general and administrative costs decreased by 34% to $1.23 per BOE for the second quarter of 1996 from $1.86 per BOE for the comparable period in 1995. The Company began to increase its staff levels during the second quarter of 1996 to handle the Amerada Hess acquisition, but was not entitled to any operator's overhead recovery on these properties until July 15, 1996 as Amerada Hess remained the operator of record until that date. During the second quarter of 1995, the Company had non-recurring expenses of approximately $190 thousand relating to personnel changes.

         During the second quarter, the Company borrowed $40 million on its credit line in order to close the Amerada Hess and Ottawa acquisitions, causing an 17% increase in interest expense to $576 thousand for the second quarter of
1996, from $494 thousand for the comparable period of 1995.   Although bank
debt is anticipated to increase during the third and fourth quarters, the Company's new credit facility with NationsBank lowered the Company's bank loan interest rate by approximately 1-3/8% over the Company's prior credit facility.

         During the second quarter of 1996, the Company expensed $384 thousand relating to an imputed dividend on the Company's Convertible Preferred. Under Canadian GAAP this is reported as an operating expense while under U.S. GAAP this would be deducted after net income to arrive at net income applicable to the common shareholders. This charge to earnings reflects the increase each period in the mandatory redemption value of the Convertible Preferred. The Company has not, nor does it intend to, pay any dividends on the Convertible Preferred.

         During the second quarter of 1995, the Company had a $200 thousand charge relating to a loss on early extinguishment of debt. These costs relate to the remaining unamortized debt issue costs relating to the Company's prior credit facility when it refinanced its bank line with ING Capital Corporation. Under U.S. GAAP, a loss on early extinguishment of debt would be an extraordinary item rather than a normal operating expense as required by Canadian GAAP.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Depletion and depreciation ("DD&A") increased by 172% to $4.5 million for the second quarter of 1996 as compared to $1.6 million for the second quarter of 1995. DD&A per BOE increased 20% to $6.25 for the second quarter of 1996 from $5.22 per BOE for the year ended December 31, 1995 due to a large percentage of the 1995 and 1996 capital expenditures relating to acquisitions, for which the Company has historically had a higher per unit cost than those reserves added by development expenditures.

         The deferred tax provision for the second quarter of 1996 was approximately 41%, which is higher than 1995's provision of approximately 34%. The 1996 provision is higher than the U.S. statutory rate due to certain non-deductible Canadian expenses and the non-deductible preferred dividend expense of $384 thousand.

FORWARD-LOOKING INFORMATION

         The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report, including those regarding the Company's financial results, levels of oil and gas production and revenue, capital expenditures and capital resource activities, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, as well as the risks and uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual and Special Meeting was held on May 15, 1996. At the record date, on April 9, 1996, 23,024,134 Common Shares were issued and
outstanding and entitled to vote on all matters submitted at the meeting.   The
common shareholders of the Company approved the following (as allowed under Canadian regulations, abstentions were not counted):


                                                                                   FOR                AGAINST
                                                                                   ---                -------
 (1)  An Ordinary Resolution to ratify and approve a new Stock Purchase Plan
      for officers and employees of the Company and its subsidiaries;            9,975,626            307,695

 (2)  The appointment of Deloitte & Touche, Chartered Accountants, to serve as auditors until the next annual meeting and to authorize the
      directors to fix their renumeration as such; and                          10,280,521              2,800

 (3)  The election of seven nominees as directors                               10,283,121                200



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K DURING THE SECOND QUARTER OF 1996


On April 3, 1996, the Company filed a Form 8-K to report that it had entered into a letter agreement to purchase producing oil and gas properties from Ottawa Energy, Inc. for approximately $7.5 million. On April 19, 1996, the Company filed an amendment No. 1 to this Form 8-K to include audited statements of revenues and expenses related to the acquired properties for the year ended December 31, 1995, and to report the related pro forma results of operations for the year ended December 31, 1995, as if the acquisition had occurred on January 1, 1995.

On April 17, 1996, the Company filed an 8-K to report that it had entered into a purchase and sale agreement to purchase producing oil and gas properties from Amerada Hess Corporation for approximately $42.0 million, subject to adjustment for interim net cash flow from January 1, 1996. On June 7, 1996, the Company filed amendment No. 1 to this 8-K to include audited statements of revenues and expenses for the three years ended December 31, 1995, and to report pro forma results of operations for the year ended December 31, 1995 and the quarter ended March 31, 1996, as if the acquisition had occurred at beginning of each respective period.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DENBURY RESOURCES INC.




                                        By:  /s/  Phil Rykhoek
                                             ----------------------------------
                                             Phil Rykhoek
                                             Chief Financial Officer

Date:  August 14, 1996

                               Index to Exhibits

Exhibit
Number                             Description
- -------                            -----------
  27             Financial Data Schedule