Form 10-Q
period 1996-09-30
DENBURY RESOURCES INC
filed 1996-11-12
CIK 945764

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q
                                   ---------

(Mark One)
  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


                      COMMISSION FILE NUMBER  33-93722
--------------------------------------------------------------------------------


                           DENBURY RESOURCES INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               CANADA                                   NOT APPLICABLE
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)


       17304 PRESTON RD., SUITE 200                           75252
                 DALLAS, TX                                 (Zipcode)
  (Address of principal executive  offices)



Registrant's telephone number, including area code:       (214)713-3000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                              ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                          OUTSTANDING AT NOVEMBER 1, 1996
            -----                          -------------------------------

    Common Stock, no par value                      20,038,269

                             DENBURY RESOURCES INC.


                                     INDEX


Part I.  Financial Information
                                                                   Page
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

                            DENBURY RESOURCES INC.

                         CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands of U.S. Dollars)

                                                                   September 30,    December 31,
                                                                       1996             1995
                                                                   ------------      -----------
                                              ASSETS                (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                        $     6,611      $     6,553
   Accrued production receivable                                          7,600            3,212
   Trade and other receivables                                            2,793            1,160
                                                                    -----------      -----------
            Total current assets                                         17,004           10,925
                                                                    -----------      -----------
PROPERTY AND EQUIPMENT (USING FULL COST ACCOUNTING)
   Oil and gas properties                                               145,341           72,510
   Unevaluated oil and gas properties                                     7,258            7,085
   Less accumulated depreciation and depletion                          (26,180)         (13,982)
                                                                    -----------      -----------
          Net property and equipment                                    126,419           65,613
                                                                    -----------      -----------
OTHER ASSETS                                                              2,238            1,103
                                                                    -----------      -----------
           TOTAL ASSETS                                             $   145,661      $    77,641
                                                                    ===========      ===========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                         $    16,899      $     3,886
   Current portion of long-term debt                                         87              177
                                                                    -----------      -----------
           Total current liabilities                                     16,986            4,063
                                                                    -----------      -----------

LONG-TERM LIABILITIES
   Senior bank debt                                                      45,000               75
   Subordinated debt and other notes payable                              1,867            3,399
   Provision for site reclamation costs                                     369              242
   Deferred income taxes and other                                        4,296            1,361
                                                                    -----------      -----------
           Total long-term liabilities                                   51,532            5,077
                                                                    -----------      -----------
CONVERTIBLE FIRST PREFERRED SHARES, SERIES A
   1,500,000 shares authorized; issued and
       outstanding                                                       16,153           15,000
                                                                    -----------      -----------
SHAREHOLDERS' EQUITY
   Common shares, no par value
       unlimited shares authorized;
       outstanding - 11,960,299 shares at September 30, 1996
       and 11,428,809 shares at December 31, 1995                        53,213           50,064
    Retained earnings                                                     7,777            3,437
                                                                    -----------      -----------
       Total shareholders' equity                                        60,990           53,501
                                                                    -----------      -----------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $   145,661      $    77,641
                                                                    ===========      ===========



         See accompanying notes to Consolidated Financial Statements

                            DENBURY RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in thousands except per share amounts)
                          (Unaudited - U.S. dollars)

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                     ---------------------       -----------------------
                                                        1996        1995            1996          1995
                                                     ---------    --------       ---------     ---------
REVENUES
     Oil, gas and related product sales              $  14,059    $  4,818       $  34,709     $  13,814
     Interest income                                       301          24             425            45
                                                     ---------    --------       ---------     ---------
           Total revenues                               14,360       4,842          35,134        13,859
                                                     ---------    --------       ---------     ---------
EXPENSES
     Production                                          3,847       1,687           9,197         4,815
     General and administrative                          1,169         409           2,825         1,343
     Interest                                              849         506           1,530         1,434
     Imputed preferred dividends                           394         -             1,153           -
     Provision for loss on early extinguishment of
     debt                                                  -           -               440           200
     Depletion and depreciation                          5,175       1,932          12,557         5,007
     Franchise taxes                                        53          20             160            62
                                                     ---------    --------       ---------     ---------
            Total expenses                              11,487       4,554          27,862        12,861
                                                     ---------    --------       ---------     ---------
Income before income taxes                               2,873         288           7,272           998
Provision for federal income taxes                       1,128          98           2,932           339
                                                     ---------    --------       ---------     ---------
NET INCOME                                           $   1,745    $    190       $   4,340     $     659
                                                     =========    ========       =========     =========

NET INCOME PER COMMON SHARE (1)
     Primary                                         $    0.14    $   0.03       $    0.37     $    0.10
                                                     =========    ========       =========     =========

     Fully diluted                                   $    0.13    $   0.03       $    0.36     $    0.10
                                                     =========    ========       =========     =========

Average number of common shares outstanding (1)         11,820       6,929          11,616         6,668
                                                     =========    ========       =========     =========



(1)  Adjusted for a one-for-two reverse split on October 10, 1996.



          See accompanying notes to Consolidated Financial Statements

                            DENBURY RESOURCES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                    (Amounts in thousands of U.S. dollars)
                                 (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                     1996                  1995
                                                                                   --------              --------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                                      $   4,340             $    659
   Adjustments needed to reconcile to net cash flow provided by operations:
       Depreciation, depletion and amortization                                       12,557                5,007
       Deferred income taxes                                                           2,932                  339
       Imputed preferred dividend                                                      1,153               -
       Provision for loss on early extinguishment of debt                                440                  200
       Other                                                                             345                   54
                                                                                   ---------             --------
                                                                                      21,767                6,259
   Changes in working capital items relating to operations:
       Accrued production receivable                                                  (4,388)                (458)
       Trade and other receivables                                                      (659)                (173)
       Accounts payable and accrued liabilities                                       11,692                  865
                                                                                   ---------             --------
NET CASH FLOW PROVIDED BY OPERATIONS                                                  28,412                6,493
                                                                                   ---------             --------
CASH FLOW USED FOR INVESTING ACTIVITIES:
       Oil and gas property expenditures                                             (25,704)              (8,191)
       Acquisition of oil and gas properties                                         (47,616)              (6,509)
       Net purchases of other assets                                                  (1,290)                (289)
       Acquisition of subsidiary, net of cash acquired                                   209               -
                                                                                   ---------             --------
NET CASH USED FOR INVESTING ACTIVITIES                                               (74,401)             (14,989)
                                                                                   ---------             --------
CASH FLOW FROM FINANCING ACTIVITIES:
       Bank borrowings                                                                44,900                9,150
       Bank repayments                                                                -                    (2,100)
       Issuance of subordinated debt                                                  -                     1,773
       Issuance of common stock                                                        1,690                2,368
       Costs of debt financing                                                          (408)                (353)
       Other                                                                            (135)                 (91)
                                                                                   ---------             --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             46,047               10,747
                                                                                   ---------             --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 58                2,251

Cash and cash equivalents at beginning of year                                         6,553                  712
                                                                                   ---------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   6,611             $  2,963
                                                                                   =========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the year for interest                                     $   1,080             $  1,086

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
        Conversion of subordinated debt to common stock                                1,465                  -



          See accompanying notes to Consolidated Financial Statements

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                          SEPTEMBER 30, 1996 AND 1995


1.   ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

         The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury Resources Inc. (the "Company" or "Denbury"), the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flow for the nine months ended September 30, 1996 and 1995.

         These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995.

NET INCOME PER COMMON SHARE

         Primary earnings per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding, after adjusting for the one-for-two reverse split effective on October 10, 1996. In accordance with Canadian generally accepted accounting principles ("GAAP"), the imputed dividend on the Convertible First Preferred Shares, Series A ("Convertible Preferred") has been recorded as an operating expense in the accompanying financial statements and thus is deducted from net income in computing earnings per common share. The stock options, warrants, and the conversion of the convertible debt were included in the calculation of fully-diluted earnings per share. The conversion of the Convertible Preferred was anti-dilutive and was not included in either calculation of earnings per share.

2.       NOTES PAYABLE AND LONG-TERM INDEBTEDNESS

                                                                                   September 30,  December 31,
                                                                                       1996          1995
                                                                                   -------------  ------------
                                                                                      (Amounts in thousands)
                                                                                   (Unaudited)
Senior bank loan                                                                     $  45,000       $    100
6 3/4% Convertible debentures, due March 23, 1999                                          -            1,465
9 1/2% Convertible debentures, due January 17, 2000                                      1,831          1,831
Other notes payable                                                                        123            255
   Less portion due within one year                                                        (87)          (177)
                                                                                     ---------       --------
         Total long-term debt                                                        $  46,867       $  3,474
                                                                                     =========       ========


BANK CREDIT AGREEMENT

         In the second quarter of 1996, the Company entered into a new $150 million credit facility with NationsBank of Texas, N.A. ("NationsBank"). As of November 1, 1996, this facility had a borrowing base of $60 million, with an outstanding balance of $100,000 as $47.9 million of the previous balance was repaid with the proceeds from the equity offering completed on October 30, 1996 (See Note 4). NationsBank is the agent bank with ING Capital Corporation and Bankers Trust as participating banks. The credit facility is a two year revolver that converts to a three year term loan in May, 1998, unless renewed or extended. The credit facility is secured by virtually all the Company's oil and gas

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                          SEPTEMBER 30, 1996 AND 1995


properties and interest will be payable at either the bank's prime rate or, depending on the percentage of the borrowing base that is outstanding, at rates ranging from LIBOR plus 7/8% to LIBOR plus 1 3/8%. This credit facility has several restrictions including, among others (i) a prohibition on the payment of dividends, (ii) a requirement for a minimum equity balance, (iii) a requirement to maintain positive working capital as defined, and (iv) a prohibition of most debt and corporate guarantees.

3. DIFFERENCES IN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES BETWEEN CANADA AND THE UNITED STATES

         The consolidated financial statements have been prepared in accordance with Canadian GAAP. The primary differences between Canadian and U.S. GAAP affecting the Company's 1996 financial statements relate to the presentation of the early extinguishment of debt and the imputed dividend on the Convertible Preferred. During the first nine months, the Company expensed $1,153,000 relating to the imputed preferred dividend, as required under Canadian GAAP. Under U.S. GAAP, this dividend would be deducted after net income to compute the net income attributable to the common shareholders. The Company also expensed its debt issue cost relating to the Company's prior bank credit
agreement with ING Capital Corporation totaling $440,000.   Under Canadian
GAAP, this is an operating expense while under U.S. GAAP, a loss on early extinguishment of debt is an extraordinary item. While net income per common share and all balance sheet accounts are not affected by these differences in GAAP, the net income for the first nine months of 1996 under U.S. GAAP would be $5,493,000 while under Canadian GAAP the amount reported was $4,340,000.

         In addition, the methodology for computing earnings per common share is not consistent between the two countries. Under U.S. GAAP, the primary and fully-diluted earnings for the third quarter of 1996 would both be $.14 per common share while the primary and fully-diluted earnings per common share for the nine months ended September 30, 1996 would be $.36 and $.35 per common share respectively.

4.  CAPITALIZATION ADJUSTMENTS

         During the third quarter of 1996, the Company issued 187,500 Common Shares for the conversion of the remaining 6 3/4% Convertible Debentures of the Company and 75,000 Common Shares for the exercise of half of the Cdn. $8.40 Warrants. On October 10, 1996, the Company effected a one-for-two reverse split of its outstanding Common Shares. Effective October 15, 1996, all of the Company's outstanding 9 1/2% Convertible Debentures ("Debentures") were converted by their holders in accordance with their terms into 308,642 Common Shares. The holders of the Debentures also received an additional 7,948 Common Shares in lieu of interest which would have been due the holders absent an early conversion of the Debentures. At a special meeting held on October 9, 1996 the shareholders of the Company approved an amendment to the terms of the Convertible Preferred to allow the Company to require the conversion of the Convertible Preferred at any time, provided that the conversion rate in effect as of January 1, 1999 would apply to any required conversion prior to that date. The Company converted all of the 1,500,000 shares of Convertible Preferred simultaneously with the closing of its equity offering (see below) on October 30, 1996 into 2,816,372 Common Shares. Giving effect to the issuance of Common Shares for the Debentures and the conversion of the Convertible Preferred (collectively, the "Capitalization Adjustments"), as of September 30, 1996 an additional 3,132,962 Common Shares would have been outstanding.

EQUITY OFFERING

         On October 30, 1996, the Company closed on a 4.4 million public offering of Common Shares at $12.875 per share with net proceeds to the Company of approximately $52.5 million after underwriting discounts and estimated expenses. The Texas Pacific Group, a significant shareholder of the Company, purchased 800,000 of these shares at a price equal to the public price per share less underwriting discounts and commissions. On November 1, 1996, the Company closed on an additional 540,000 shares relating to the underwriters over-allotment option, with additional net proceeds to the Company of approximately $6.5 million.

                            DENBURY RESOURCES INC.

                                 (UNAUDITED)

                         SEPTEMBER 30, 1996 AND 1995

5.  COMMITMENTS AND CONTINGENCIES

         The Company has operating leases for the rental of office space, office equipment, and vehicles. At September 30, 1996, long-term commitments for these items require the following future minimum rental payments:

    1996         $242,000
    1997          428,000
    1998          409,000
    1999          166,000
               ----------
               $1,245,000
               ==========

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

                            DENBURY RESOURCES INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Denbury is an independent energy company engaged in acquisition, development and exploration activities in the U.S. Gulf Coast region. Since 1993, after having disposed of its Canadian oil and natural gas properties, the Company has focused its operations primarily onshore in Louisiana and Mississippi. Over the last three years, the Company has achieved rapid growth in proved reserves, production and cash flow by concentrating on the acquisition of properties which it believes have significant upside potential and through the efficient development, enhancement and operation of those properties.

CAPITALIZATION ADJUSTMENTS

         During the third quarter of 1996, the Company issued 187,500 Common Shares for the conversion of the remaining 6 3/4% Convertible Debentures of the Company and 75,000 Common Shares for the exercise of half of the Cdn. $8.40 Warrants ("Warrants"). On October 10, 1996, the Company effected a one-for-two reverse split of its outstanding Common Shares. Effective October 15, 1996, all of the Company's outstanding 9 1/2% Convertible Debentures ("Debentures") were converted by their holders in accordance with their terms into 308,642 Common Shares. The holders of the Debentures also received an additional 7,948 Common Shares in lieu of interest which would have been due the holders absent an early conversion of the Debentures. At a special meeting held on October 9, 1996 the shareholders of the Company approved an amendment to the terms of the Convertible Preferred to allow the Company to require the conversion of the Convertible Preferred at any time, provided that the conversion rate in effect as of January 1, 1999 would apply to any required conversion prior to that date. The Company converted all of the 1,500,000 shares of Convertible Preferred simultaneously with the closing of its equity offering (see below) on October 30, 1996 into 2,816,372 Common Shares. Giving effect to the issuance of Common Shares for the Debentures and the conversion of the Convertible Preferred (collectively the "Capitalization Adjustments"), as of September 30, 1996 an additional 3,132,962 Common Shares would have been outstanding.

EQUITY OFFERING

         On October 30, 1996, the Company closed on a 4.4 million public offering of Common Shares (the "Offering") at $12.875 per share with net proceeds to the Company of approximately $52.5 million after underwriting discounts and estimated expenses. The Texas Pacific Group, a significant shareholder of the Company, purchased 800,000 of these shares at $12.035 per share which is equal to the public price per share less underwriting discounts and commissions. On November 1, 1996, the Company closed on an additional 540,000 shares relating to the underwriters over-allotment option, with additional net proceeds to the Company of approximately $6.5 million.

         The following table is a pro forma presentation of the Company's capitalization as of November 1, 1996, solely to show the effect of the Capitalization Adjustments and the Offering.

                                                              September 30,      November 1,
                                                                   1996              1996
                                                              ------------------------------
                                                                 Actual            Pro forma
                                                              ------------        ----------
                                                                   (Dollars in thousands)
Working Capital                                                  $      18        $  12,000
                                                                 =========        =========
Long-term debt:
     Revolving bank loan                                         $  45,000             -
     Convertible debentures                                          1,831             -
     Other notes payable                                                36               36
                                                                 ---------        ---------
         Total long-term debt                                       46,867               36
                                                                 ---------        ---------

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                              September 30,     November 1,
                                                                  1996            1996
                                                              ------------      -----------
                                                                Actual           Pro forma
                                                              ------------      -----------
                                                                  (Dollars in thousands)
Convertible First Preferred Shares, Series A
    1,500,000 authorized; $10 par value; 1,500,000 and
    -0- shares outstanding, respectively                            16,153          -
                                                                ----------       ----------
Shareholders' equity:
    Common Shares, no par value; unlimited shares
    authorized; 11,960,299 and 20,038,269 outstanding,
    respectively                                                    53,213          128,319
      Retained earnings                                              7,777            7,777
                                                                ----------       ----------
         Total shareholders' equity                                 60,990          136,096
                                                                ----------       ----------
             Total capitalization                               $  124,010       $  136,132
                                                                ==========       ==========

ACQUISITION OF HESS PROPERTIES

    The Company completed several property acquisitions during the first half of 1996, the largest of which was the acquisition of producing oil and natural gas properties in Mississippi, Louisiana, and Alabama, plus certain overriding royalty interests in Ohio, for approximately $36.7 million from Amerada Hess, effective May 1, 1996 (the "Hess Acquisition"). The average daily production from the properties included in the Hess Acquisition from May 1 through September 30, 1996 was approximately 4.6 MMcf/d and 1,952 Bbls/d, which increased the Company's average daily production during the first nine months of 1996 by approximately 2.6 MMcf/d and 1,090 Bbls/d, or 1,523 BOE/d. As of July 1, 1996, the properties in this acquisition had estimated net proved reserves of approximately 5.9 MMBOE which consisted of approximately 5.0 MMBbls and approximately 5.6 Bcf, with a PV10 Value of $43.1 million. Approximately 90% of the PV10 Value was for wells on which Denbury assumed operations with an average working interest of approximately 80%.

OTHER ACQUISITIONS

    In addition to the Hess Acquisition, during the first nine months of 1996 the Company completed other acquisitions totaling $10.9 million. The largest of these was the Ottawa Acquisition, an acquisition of additional working interests in five Mississippi oil and natural gas properties in which the Company already owned an interest, plus certain overriding royalty interests in other areas, which were acquired during April 1996 for approximately $7.5 million. The average daily production from the Ottawa Acquisition during the second and third quarters of 1996 was approximately 2.0 MMcf/d and 400 Bbls/d, which increased the Company's average daily production during the first nine months of 1996 by approximately 1.3 MMcf/d and 270 Bbls/d, or 490 BOE/d.

    In addition to the Ottawa Acquisition, the Company spent an additional $3.4 million on four other acquisitions, primarily in Louisiana. These properties contributed approximately 1.4 MMcf/d and 50 Bbls/d, or 280 BOE/d, to the Company's average daily production during the first nine months of 1996. As of July 1, 1996, the Company's estimated net proved reserves for all of these other acquisitions, including the Ottawa Acquisition, totaled approximately 1.1 MMBbls and 13.1 Bcf or 3.3 MMBOE, with a PV10 Value of $24.1 million.

                            DENBURY RESOURCES INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NEW CREDIT FACILITY

    In order to fund these acquisitions, improve the terms and increase the size of its previous credit facility, the Company entered into the new $150.0 million Credit Facility. This refinancing closed during the second quarter of 1996 and has a borrowing base as of November 1, 1996 of $60.0 million. With the proceeds from the Offering, the Company repaid $47.9 million of this indebtedness on October 30, 1996, reducing the outstanding balance to $100,000. The Credit Facility is a two-year revolving credit facility that converts to a three-year term loan in May 1998, unless renewed or extended. The Credit Facility is secured by virtually all the Company's oil and natural gas properties and interest is payable at either the bank's prime rate or, depending on the percentage of the borrowing base that is outstanding, at rates ranging from LIBOR plus 7/8% to LIBOR plus 1 3/8%. The Credit Facility has several restrictions including, among others: (i) a prohibition on the payment of dividends, (ii) a requirement for a minimum equity balance, (iii) a requirement to maintain positive working capital as defined and (iv) a prohibition of most debt and corporate guarantees.

CAPITAL RESOURCES AND LIQUIDITY

    As outlined in the following table, in each of the last three years and during the first nine months of 1996, the Company made capital expenditures which required additional debt and equity capital to supplement cash flow from operations.

                                                                                    Nine Months Ended
                                                Year Ended December 31,               September 30,
                                           1993             1994          1995             1996
                                         ---------        --------       --------         --------
                                                             (Dollars in thousands)

Acquisitions of oil and natural gas
   properties   . . . . . . . . . .      $  20,076        $  6,606       $ 16,763         $ 47,616
Oil and natural gas expenditures  .          9,779          10,297         11,761           25,704
                                         ---------        --------       --------         --------
         Total  . . . . . . . . . .      $  29,855        $ 16,903       $ 28,524         $ 73,320
                                         =========        ========       ========         ========

         Since January 1, 1993, the Company has made total capital expenditures of $148.6 million, which were primarily financed with equity ($59.8 million, including the Convertible Preferred), debt ($48.2 million) and cash from operations ($40.4 million). During 1995, the Company's sources of capital, other than cash flow from operations, were a $1.8 million issue of subordinated debt, a $2.4 million private placement of Common Shares and the $39.5 million, net of expenses, TPG Placement in December 1995. To date during 1996, the Company's funds were provided by the Offering and operating cash flow, with interim financing provided by bank debt. The Company began the year with $100,000 of outstanding bank debt, borrowed $47.9 million during the year and repaid $47.9 million on October 30, 1996 with the proceeds from the Offering.


         Although the Company only had working capital of $18,000 as of September 30, 1996, as a result of the proceeds from the Offering, the Company had working capital of approximately $12 million and total bank debt of $100,000 as of November 1, 1996. In addition, the Company has a virtually unused borrowing base of $60.0 million as of November 1, 1996. With the increased cash flow from the recently acquired properties and the undrawn portion of the Credit Facility, the Company anticipates that it can fund its development budget for the remainder of 1996 and 1997 of approximately $60 million and meet its obligations in the foreseeable future. If external capital resources are limited or reduced in the future, the Company can adjust its development expenditure program accordingly. However, such adjustments could limit, or even eliminate, the Company's future growth.

         In addition to its development program, the Company has historically required capital for the acquisition of producing properties, which have been a major factor in the Company's rapid growth during recent years. The amount of

                            DENBURY RESOURCES INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

capital required for these potential acquisitions is highly variable and difficult to predict. There can be no assurance that suitable acquisitions will be identified in the future or that any such acquisitions will be successful in achieving desired profitability objectives. Without suitable acquisitions or the capital to fund such acquisitions, the Company's future growth could be limited or even eliminated.

SOURCES AND USES OF FUNDS

         During the first nine months of 1996, the Company spent approximately $22.9 million on oil and natural gas development expenditures, $48.0 million on the previously discussed oil and natural gas acquisitions, and approximately $3.0 million on geological, geophysical and acreage expenditures. The development expenditures included $11.6 million spent on drilling and the balance of $11.1 million spent on workover costs. These expenditures were funded by bank debt, available cash and cash flow from operations.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

         Denbury continued to increase its daily production with an average of 5,453 BOE/d during the first quarter of 1996, 7,841 BOE/d during the second quarter, and 9,208 BOE/d during the third quarter, for an overall average of 7,507 BOE/d during the first nine months of 1996 as compared to 3,917 BOE/d for the comparable nine month period of 1995 (92% increase). The combination of the Hess and Ottawa Acquisitions contributed approximately 2,013 BOE/d to the Company's average daily production during the first nine months of 1996. The production from these two acquisitions for the first nine months of 1996, including the periods when they were not owned by the Company, was approximately 3,800 BOE/d. In addition, the properties in the Gibson area acquired in the fourth quarter of 1995 ("Gibson Acquisition") contributed approximately 994 BOE/d to the Company's average daily production during the first nine months of 1996, with the balance of the increase, 583 BOE/d, primarily attributable to the Company's development and exploitation program.

         In addition, oil and natural gas prices improved substantially over 1995 levels during the first nine months of 1996. Average oil prices were $18.05 per Bbl as compared to $14.87 per Bbl for the comparable period in 1995 (21% increase) and natural gas prices increased to an average price of $2.64 per Mcf during the first nine months of 1996 as compared to $1.84 for the comparable period in 1995 (43% increase). The Company averaged a sales price of $16.87 per BOE during the first nine months of 1996 as compared to $12.92 per BOE during the first nine months of 1995 (31% increase).

         As a result of the aforementioned production and price increases and property acquisitions, oil and natural gas revenue increased 151% to $34.7 million during the first nine months of 1996 from $13.8 million for the first nine months of 1995. Approximately $9.2 million of the increase was related to the Hess and Ottawa Acquisitions, approximately $4.5 million to the Gibson Acquisition, approximately $5.0 million to the increase in product prices, and the balance due to an increase in production as a result of development and other acquisition activities. Production expenses also increased 91% to $9.2 million during the first nine months of 1996 as compared to $4.8 million for the comparable period in 1995. Production expenses on a BOE basis were $4.47 and $4.50 for the first nine months of 1996 and 1995 respectively, a decline of 1% from first nine months of 1995 levels. The first quarter of 1996 operating expenses were slightly less on a BOE basis because a larger percentage of the first quarter's production was natural gas (62% on a BOE basis), which typically has a lower operating cost per BOE than oil. However, the second quarter and third quarters included five months of operating expenses relating to the Hess Acquisition which had an average production cost of $5.36 per BOE. In July 1996, the Company assumed operations of these Hess Acquisition properties and will focus on lowering the production costs during the balance of 1996 and 1997 to levels more consistent with the Company's average.

                            DENBURY RESOURCES INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         General and administrative expenses increased by 110% to $2.8 million for the first nine months of 1996 from $1.3 million for the comparable period in 1995. On a per BOE basis, general and administrative costs increased slightly to $1.45 per BOE for the first nine months of 1996 as compared to $1.32 per BOE for the comparable period in 1995. During the first quarter of 1996, the Company conducted a review of salaries and awarded raises and bonuses to its employees. Bonuses, including related payroll taxes, amounted to approximately $225,000. In addition, the Company significantly increased its staff levels during the second and third quarters of 1996 to handle the Hess Acquisition and used significant contract labor to assist in the conversion of data and records. The Company was not, however, entitled to any operator's overhead recovery on these properties until July 15, 1996 as Amerada Hess remained the operator of record until that date. During the first nine months of 1995, the Company had non-recurring expenses of approximately $190,000 relating to personnel changes.

         As a result of the $39.5 million TPG Placement and the corresponding retirement of bank debt, the only interest-bearing debt outstanding during the first quarter of 1996 was approximately $3.3 million of subordinated debt and minor trade notes payable. During the second and third quarters, however, the Company borrowed $44.9 million on its Credit Facility primarily for the Hess
and Ottawa Acquisitions.   The net effect was an overall 7% increase in
interest expense to $1.5 million for the first nine months of 1996, from $1.4 million for the comparable period of 1995.

         During the first nine months of 1996, the Company expensed $1,153,000 relating to an imputed dividend on the Convertible Preferred. Under Canadian GAAP this is reported as an operating expense, while under U.S. GAAP this would be deducted from net income to arrive at net income applicable to the common shareholders. This charge to earnings reflects the increase in the mandatory redemption value of the Convertible Preferred during the period. The Convertible Preferred was converted into Common Shares on October 30, 1996 simultaneously with the closing of the Offering.

         Also during the first nine months of 1996, the Company had a $440,000 charge relating to a loss on early extinguishment of debt. These costs relate to the remaining unamortized debt issue costs of the Company's prior credit facility with ING Capital Corporation, which was replaced in May 1996 with the current Credit Facility, as previously discussed. The Company also had a charge of $200,000 during the first nine months of 1995 for the same item relating to another bank refinancing. Under U.S. GAAP, a loss on early extinguishment of debt would be an extraordinary item rather than a normal operating expense as required by Canadian GAAP.

         DD&A increased by 151% to $12.6 million for the first nine months of 1996 as compared to $5.0 million for the first nine months of 1995. DD&A per BOE increased 17% to $6.10 per BOE for the first nine months of 1996 from $5.22 per BOE for the year ended December 31, 1995 due to a large percentage of the 1995 and 1996 capital expenditures being related to acquisitions, which have had a higher per unit cost for the Company than those reserves added by development.


         The deferred tax provision for the first nine months of 1996 was approximately 40%, which is higher than the U.S. statutory rate due to certain non-deductible Canadian expenses and the non-deductible imputed preferred dividend expense of $1,153,000. The Company did not have a current tax provision as it generated a loss for federal income tax purposes.

         Primarily as a result of increased production and improved product prices, net income increased 559% to $4.3 million ($0.37 per common share) for the first nine months of 1996 from $659,000 ($0.10 per common share) during the first nine months of 1995. Cash flow from operations (before the change in non-cash working capital balances) also increased 248% to $21.8 million during the first nine months of 1996 from $6.3 million during the first nine months of 1995, also primarily due to strong oil and natural gas prices as well as increased production.

                            DENBURY RESOURCES INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

         As discussed, the Company continued to increase its daily production with an average of 9,208 BOE/d during the third quarter as compared to 4,062 BOE/d for the comparable three month period of 1995 (127% increase). The combination of the Hess and Ottawa Acquisitions contributed approximately 3,442 BOE/d to the Company's average daily production during the third quarter of 1996. In addition, the properties in the Gibson area acquired in the fourth quarter of 1995 ("Gibson Acquisition") contributed approximately 906 BOE/d to the Company's average daily production during the third quarter of 1996, with the balance of the increase, 798 BOE/d, primarily attributable to the Company's development and exploitation program.

         In addition, oil and natural gas prices improved substantially over 1995 levels during the third quarter of 1996. Average oil prices were $18.84 per Bbl as compared to $14.78 per Bbl for the comparable period in 1995 (27% increase) and natural gas prices increased to an average price of $2.36 per Mcf during the third quarter of 1996 as compared to $1.82 for the comparable period in 1995 (30% increase). The Company averaged a sales price of $16.59 per BOE during the third quarter of 1996 as compared to $12.89 per BOE during the third quarter of 1995 (29% increase).

         As a result of the aforementioned production and price increases and property acquisitions, oil and natural gas revenue increased 192% to $14.1 million during the third quarter of 1996 from $4.8 million for the third quarter of 1995. Approximately $5.4 million of the increase was related to the Hess and Ottawa Acquisitions, approximately $1.2 million to the Gibson Acquisition, approximately $1.6 million to the increase in product prices, and the balance due to an increase in production as a result of development and other acquisition activities. Production expenses also increased 128% to $3.8 million during the third quarter of 1996 as compared to $1.7 million for the comparable period in 1995. Production expenses on a BOE basis were $4.54 and $4.51 for the third quarter of 1996 and 1995 respectively, an increase of 1% from third quarter 1995 levels. The 1996 operating expenses included properties from the Hess Acquisition which had an average production cost
during the quarter of $4.88 per BOE.   In July 1996, the Company assumed
operations of these Hess Acquisition properties and will focus on lowering the production costs during the balance of 1996 and 1997 to levels more consistent with the Company's average.

         General and administrative expenses increased by 186% to $1.2 million for the third quarter of 1996 from $409,000 for the comparable period in 1995. On a per BOE basis, general and administrative costs increased to $1.44 per BOE for the third quarter of 1996 as compared to $1.09 per BOE for the comparable period in 1995. The Company significantly increased its staff levels during the second and third quarters of 1996 to handle the Hess Acquisition and also used significant contract labor to assist in the conversion of data and records, increasing the general overhead cost per BOE.

         During the second and third quarters of 1996 the Company borrowed $44.9 million on its Credit Facility primarily for the Hess and Ottawa Acquisitions, increasing the outstanding bank debt to $45 million as of September 30, 1996. In comparison, the bank debt as of September 30,1995 was $22 million. The net effect was an overall 68% increase in interest expense to $849,000 for the third quarter of 1996, from $506,000 for the comparable period of 1995.

         During the third quarter of 1996, the Company expensed $394,000 relating to an imputed dividend on the Convertible Preferred. Under Canadian GAAP this is reported as an operating expense, while under U.S. GAAP this would be deducted from net income to arrive at net income applicable to the common shareholders. This charge to earnings reflects the increase in the mandatory redemption value of the Convertible Preferred during the period. The Convertible Preferred was converted into Common Shares on October 30, 1996 simultaneously with the closing of the Offering.

         DD&A increased by 168% to $5.2 million for the third quarter of 1996 as compared to $1.9 million for the third quarter of 1995. DD&A per BOE increased 17% to $6.10 per BOE for the third quarter of 1996 from $5.22 per BOE for the year ended December 31, 1995 due to a large percentage of the 1995 and 1996 capital expenditures relating to

                            DENBURY RESOURCES INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

acquisitions, which have had a higher per unit cost for the Company than those reserves added by development expenditures.

         The deferred tax provision for the third quarter of 1996 was approximately 39%, which is higher than the U.S. statutory rate due to certain non-deductible Canadian expenses and the non-deductible imputed preferred dividend expense of $394,000. The Company did not have a current tax provision as it generated a loss for federal income tax purposes.

         Primarily as a result of increased production and improved product prices, net income increased 818% to $1.7 million ($0.14 per common share) for the third quarter of 1996 from $190,000 ($0.03 per common share) during the third quarter of 1995. Cash flow from operations (before the change in non-cash working capital balances) also increased 279% over first nine month 1995 levels to $8.5 million during the third quarter of 1996 from $2.2 million during the third quarter of 1995, also primarily due to strong oil and natural gas prices and increased production.

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

                            DENBURY RESOURCES INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K DURING THE THIRD QUARTER OF 1996


         27. Financial Data Schedule

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DENBURY RESOURCES INC.




                                 By:   /s/  Phil Rykhoek
                                      --------------------------------------
                                      Phil Rykhoek
                                      Chief Financial Officer and Authorized
                                      Signatory for the Registrant




Date:  November 12, 1996

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
