Form 10-K
period 1996-12-31
DENBURY RESOURCES INC
filed 1997-03-20
CIK 945764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
        (Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from _________ to________

                         COMMISSION FILE NUMBER 33-93722

                             DENBURY RESOURCES INC.
             (Exact name of Registrant as specified in its charter)


               CANADA                                   NOT APPLICABLE
    (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                    Identification No.)

    17304 PRESTON RD., SUITE 200
             DALLAS, TX                                      75252
(Address of principal executive offices)                   (Zipcode)


Registrant's telephone number, including area code:                (972)713-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:                 NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------- --------------------------------------------
Common Shares ( No Par Value)                          NASDAQ
=================================== ============================================

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 17, 1997, the aggregate market value of the registrant's Common Shares held by non-affiliates was approximately $140,000,000.

     The number of shares outstanding of the registrant's Common Shares as of March 17, 1997, was 20,101,607.

                       DOCUMENTS INCORPORATED BY REFERENCE


DOCUMENT                                  INCORPORATED AS TO
1. Notice and Proxy Statement             1.  Part III, Items 10, 11, 12, and 13
   for the Annual Meeting of
   Shareholders to be held
   May 21, 1997
2. Annual Report to Shareholders          2. Part I, Item 1 and Part II,
   for the year ended                        Items 5, 6, 7, 8
   December 31, 1996

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

   Denbury Resources Inc. ("Denbury" or the "Company") is a Canadian corporation organized under the Canada Business Corporations Act engaged in the acquisition, development, operation and exploration of oil and gas properties primarily in the Gulf Coast region of the United States through its indirectly wholly-owned subsidiary, Denbury Management, Inc., a Texas corporation. Denbury's corporate headquarters is located at Suite 200, 17304 Preston Road, Dallas, Texas 75252, U.S.A. and its Canadian office is located at 2550, 140--4th Avenue S.W., Calgary, Alberta T2P 3N3. At December 31, 1996, the Company had 122 employees, 56 of which were employed in field operations.

Incorporation and Organization

   Denbury was originally incorporated under the laws of Manitoba as a specially limited company on March 7, 1951, under the name "Kay Lake Mines Limited (N.P.L.)". In September 1984, the Company was continued under the Canada Business Corporations Act and changed its name to "Newscope Resources Limited." The Company has subsequently changed its name three times, including the most recent change in December, 1995 from "Newscope Resources Ltd." to its current name of "Denbury Resources Inc.".

     The Company has one wholly owned subsidiary, Denbury Holdings Ltd. ("Denbury Holdings"), which in turn has one wholly owned subsidiary, Denbury Management, Inc. ("Denbury Management"). Denbury Holdings carries on no material business other than the holding of 100% of the outstanding shares of the capital stock of Denbury Management. Denbury Management has two active wholly owned subsidiaries, Denbury Marine, L.L.C. and Brymore Energy Corporation. The Company's consolidated financial statements include the accounts of the parent company and all wholly owned subsidiaries.

History

   The Company acquired all of the outstanding shares of Denbury Management in a multi-step transaction in July 1992, in exchange for 2,771,530 Common Shares (the "Denbury Acquisition"). Upon completion of the Denbury Acquisition, Mr. Gareth Roberts, the then president of Denbury Management, was appointed the President and Chief Executive Officer of the Company and was elected to the Company's board of directors. He has served in that capacity since that time. The Denbury Acquisition signaled a new direction for the Company and added a new geographic area of operation (the states of Texas, Louisiana and Mississippi), and management expertise to the Company.

   Prior to 1987, the Company's activities were focused in Manitoba and to a lesser extent, Saskatchewan. During the years 1988, 1989 and 1990, most of Denbury's exploration and development program was conducted in Alberta and during this period, the Company generated and operated most of its exploration prospects. Effective March 31, 1992, Denbury's Manitoba oil and gas properties were sold for net proceeds of approximately $1.2 million. In September 1993, Denbury sold all of its remaining Canadian oil and gas operations for approximately $3.1 million. These operations consisted primarily of Denbury's producing oil and gas properties in Saskatchewan and Alberta, undeveloped lands in the provinces of British Columbia, Alberta, Saskatchewan, and a seismic data base. As a result, 100% of Denbury's oil and gas operations are now conducted in the Southern United States through its subsidiary, Denbury Management.

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

1996 CAPITAL ADJUSTMENTS

During 1996, the Company issued 250,000 Common Shares for the conversion of its 6 3/4% Convertible Debentures and 75,000 Common Shares for the exercise of half of its Cdn. $8.40 Warrants. On October 10, 1996, the Company effected a one-for-two reverse split of its outstanding Common Shares and effective October 15, 1996, all of the Company's outstanding 9 1/2% Convertible Debentures ("Debentures") were converted by their holders into 316,590 Common Shares. At a special meeting held on October 9, 1996 the shareholders of the Company approved an amendment to the terms of the Convertible First Preferred Shares, Series A ("Convertible Preferred") to allow the Company to require the conversion of the Convertible Preferred at any time, provided that the conversion rate in effect as of January 1, 1999 would apply to any required conversion prior to that date. The Company converted all of the 1,500,000 shares of Convertible Preferred on October 30, 1996 into 2,816,372 Common Shares. The Company also issued an aggregate of 4,940,000 Common Shares on October 30, 1996 and November 1, 1996 at a net price to the Company of $12.035 per share as part of a public offering with net proceeds to the Company of approximately $58.8 million (the "Public Offering"). The Company's largest shareholder, the Texas Pacific Group ("TPG"), purchased 800,000 of these shares at $12.035 per share.

BUSINESS STRATEGY

   The Company believes that its growth to date in proved reserves, production and cash flow is a direct result of its adherence to several fundamental principles. The Company seeks to achieve attractive returns on capital through prudent acquisitions, development and exploratory drilling and efficient operations; maintain a conservative balance sheet to preserve maximum financial and operational flexibility; and create strong employee incentives through equity ownership. These fundamental principles are at the core of the Company's long-term growth strategy.

   REGIONAL FOCUS. By focusing its efforts in the Gulf Coast region, primarily Louisiana and Mississippi, the Company has been able to accumulate substantial geological, reservoir and operating data which it believes provides it with a significant competitive advantage. Given its experience in the Gulf Coast region, the Company believes it is better able to proactively identify and evaluate potential acquisitions, negotiate and close selected acquisitions on favorable terms, and develop and operate the properties in an efficient and low-cost manner once acquired. The Company believes the Gulf Coast represents one of the most attractive regions in North America given the region's prolific production history and the new opportunities that have been created by advanced technologies such as 3-D seismic and various drilling, completion and recovery techniques. Moreover, because of the region's proximity to major pipeline networks serving attractive northeastern U.S. markets, the Company typically realizes natural gas prices in excess of those realized in many other producing regions.

   DISCIPLINED ACQUISITION STRATEGY. The Company acquires properties where it believes significant additional value can be created. Such properties are typically characterized by: (i) long production histories; (ii) complex geological formations which have multiple producing zones and substantial exploitation potential; (iii) a history of limited operational attention and capital investment, often due to their relatively small size and limited strategic importance to the previous owner; and (iv) the potential for the Company to gain control of operations. By maintaining conservative levels of debt, the Company is able to respond quickly to acquisitions that fit within its criteria. The Company believes that due to continuing rationalization of properties, primarily by major integrated and independent energy companies, a strong backlog of acquisition opportunities should continue. In addition, the Company seeks to maintain a well-balanced portfolio of oil and natural gas development, exploitation and exploration projects in order to minimize the overall risk profile of its investment opportunities while still providing significant upside potential. The Company's recent Hess and Ottawa Acquisitions are illustrative of the type of opportunities the Company seeks.

   OPERATION OF HIGH WORKING INTEREST PROPERTIES. The Company typically seeks to acquire working interest positions that give the Company operational control or which the Company believes may lead to operational control. As the operator of properties comprising approximately two-thirds of its total PV10 Value, the Company is better able to manage and monitor production and more effectively control expenses, the allocation of capital and the timing of field development. Once a property is acquired, the Company employs its technical and operational expertise in fully evaluating a field for future potential and, if favorable, consolidates working interest positions primarily through negotiated transactions which tend to be attractively priced compared to acquisitions available in competitive situations. The consolidation of ownership allows the Company to: (i) enhance the effectiveness of its technical staff by concentrating on relatively few wells; (ii) increase production while adding virtually no additional personnel; and (iii) increase ownership in a property to the point where the potential benefits of value enhancement activities justify the allocation of Company resources.

   EXPLOITATION OF PROPERTIES. The Company seeks to maximize the value of its properties by either increasing production, increasing recoverable reserves or reducing operating costs, and often through a combination of all three. The Company utilizes a variety of techniques to achieve this goal, including: (i) undertaking surface improvements such as rationalizing, upgrading or redesigning production facilities; (ii) making downhole improvements such as resizing downhole pumps or reperforating existing production zones; (iii) reworking existing wells into new production zones with additional potential; (iv) conducting developmental drilling to access undrained portions of the field which can only be produced from a new wellbore; and (v) utilizing exploratory drilling, which is frequently based on various advanced technologies such as 3-D seismic. The Company believes that by employing a full range of value enhancement techniques it is better able to extract the maximum value from its properties.

    PERSONNEL. The Company believes it has assembled a highly competitive team of experienced and technically proficient employees who are motivated through a positive work environment and by ownership in the Company, which is encouraged through the Company's stock option and stock purchase plans. The Company's geological and engineering professionals have an average of over 15 years of experience in the Gulf Coast region. The Company believes that employee ownership is essential for attracting, retaining and motivating quality personnel. Approximately 96% of Denbury's eligible employees were participating in the Company's stock purchase plan as of December 31, 1996.

ACQUISITIONS OF OIL AND GAS PROPERTIES

Information as to recent acquisitions by the Company is set forth under Acquisition of Oil and Natural Gas Properties, appearing on pages 10 through 11 of the Annual Report. Such information is incorporated herein by reference.

OIL AND GAS OPERATIONS

Information regarding selected operating data and a discussion of the Company's two significant operating areas and the primary properties within those two areas is set forth under Selected Operating Data, Oil and Natural Gas Operations, Louisiana Operations and Mississippi Operations, appearing on pages 8 and 9 and pages 11 through 20 of the Annual Report. Such information is incorporated herein by reference.

Oil and Gas Acreage

    The following table sets forth Denbury's acreage position at December 31, 1996:

                                     DEVELOPED                             UNDEVELOPED
                        -----------------------------------     ---------------------------------
                             GROSS                NET                GROSS               NET
                        ---------------     ---------------     ---------------     -------------
Louisiana                        29,328              20,374              10,137             7,812
Mississippi                      17,511              11,138              19,180             8,002
Other                             1,710               1,260               1,709               722
                        ---------------     ---------------     ---------------     -------------
            Total                48,549              32,772              31,026            16,536
                        ===============     ===============     ===============     =============

Productive Wells

    This table sets forth both the gross and net productive wells at December 31, 1996:

                        PRODUCING OIL WELLS             PRODUCING GAS WELLS                    TOTAL
                    ---------------------------     ---------------------------      -------------------------
                       GROSS             NET           GROSS            NET             GROSS           NET
                    -----------      ----------     -----------      -----------      ----------     ----------
Louisiana                    44             24.8             66             38.1            110            62.9
Mississippi                 142            106.0             28             14.8            170           120.8
Other                         4              2.0             12              5.3             16             7.3
                    -----------      ----------     -----------      -----------      ----------     ----------
    Total                   190            132.8            106             58.2            296           191.0
                    ===========      ==========     ===========      ===========      ==========     ==========

Drilling Activity

    The following table sets forth the results of drilling activities during each of the three fiscal years in the period ended December 31, 1996.

                                                                 YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                     1996                  1995                 1994
                                              -------------------   ------------------   -------------------
                                               GROSS       NET       GROSS      NET       GROSS       NET
                                              --------   --------   --------  --------   --------   --------
EXPLORATORY WELLS:
     Productive............................          -          -          -         -          -          -
     Nonproductive.........................          1         1.0         2        1.0         3         0.8
DEVELOPMENT WELLS:
     Productive............................          9         7.9         2        1.5         4         2.9
     Nonproductive.........................          -          -          -         -          1         1.0
                                              --------   --------   --------  --------   --------   --------
                  Total....................         10         8.9         4        2.5         8         4.7
                                              ========   ========   ========  ========   ========   ========

(1) An exploratory well is a well drilled either in search of a new, as-yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir. A developmental well is a well drilled within the presently proved productive area of an oil or gas reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir.

(2) A producing well is an exploratory or development well found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

(3) A dry well is an exploratory or development well that is not a producing well.

    There was one well in the process of drilling at December 31, 1996.

TITLE TO PROPERTIES

    Customarily  in  the  oil  and  gas  industry,   only  a  perfunctory  title
examination is conducted at the time properties believed to be suitable for drilling operations are first acquired. Prior to commencement of drilling operations, a thorough drill site title examination is normally conducted, and curative work is performed with respect to significant defects. During acquisitions, title reviews are performed on all properties; however, formal title opinions are obtained on only the higher value properties.

PRODUCTION

    The following tables summarize sales volume, sales price and production cost information for the Company's net oil and gas production for each year of the three-year period ended December 31, 1996. "Net" production is production that is owned by the Company and produced for its interest after deducting royalties and other similar interests.


                                               YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                           1996           1995         1994
                                        -----------    ----------   ----------
NET PRODUCTION VOLUME
   Crude oil - (Mbbls)                        1,500           728          489
   Natural gas - (Mmcf)                       8,933         4,844        3,326
   Equivalent - MBOE (1)                      2,989         1,535        1,043


AVERAGE SALES PRICE
   Crude oil - ($/bbl)                 $      18.98  $      14.90 $      13.84
   Natural gas - ($/Mcf)                       2.73          1.90         1.78
   Per equivalent BOE (1)                     17.69         13.05        12.17

AVERAGE PRODUCTION COST
  Per equivalent BOE (1)               $       4.51  $       4.42 $       4.13

           (1)Based on a 6 Mcf to 1 Bbl gas to oil conversion ratio.

SIGNIFICANT OIL AND GAS PURCHASERS

Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. The loss of any purchaser would not be expected to have a material adverse effect upon the Company. For the year ended December 31, 1996, the Company sold 10% or more of its net production of oil and gas to the following purchasers: Natural Gas Clearinghouse (20%), PennUnion Energy Services (19%), Enron Oil Trading & Transportation (13%), and Hunt Refining (15%).

GEOGRAPHIC SEGMENTS

All Canadian oil and gas properties were disposed of in 1993 and thus, all of the Company's operations are now in the United States.

COMPETITION

         The oil and gas industry is highly competitive in all its phases. The Company encounters strong competition from many other oil and gas producers, in acquiring economically desirable producing properties and drilling prospects, and in obtaining equipment and labor to operate and maintain its properties. In addition, many producers possess larger staffs and greater financial resources than the Company.

PRICE VOLATILITY

         The revenues generated by the Company are highly dependent upon the prices of oil and natural gas. The marketing of oil and natural gas is affected by numerous factors beyond the control of the Company. These factors include crude oil imports, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels, and other factors affecting the availability of a ready market, such as fluctuating supply and demand.

PRODUCT MARKETING

         Denbury's production is primarily from developed fields close to major pipelines or refineries and established infrastructure. As a result, Denbury has not experienced any difficulty in finding a market for all of its product as it becomes available or in transporting its product to these markets.

Oil Marketing

         Denbury markets its oil to a variety of purchasers, most of which are large, established companies. The oil is generally sold under a one-year contract with the sales price based on an applicable posted price, plus a negotiated premium. This price is determined on a well-by-well basis and the purchaser generally takes delivery at the wellhead. Mississippi oil, which accounted for approximately 73% of the Company's oil production in 1996, is primarily light sour crude and sells at a discount to the published West Texas Intermediate posting. The balance of the oil production, Louisiana oil, is primarily light sweet crude, which typically sells at a slight premium to the West Texas Intermediate posting.

Natural Gas Marketing

         Virtually all of Denbury's natural gas production is close to existing pipelines and consequently, the Company generally has a variety of options to market its natural gas. The Company sells the majority of its natural gas on one year contracts with prices fluctuating month-to-month based on published pipeline indices with slight premiums or discounts to the index.

Production Price Hedging

         For 1995, the Company entered into financial contracts to hedge 75% of the Company's net natural gas production and 43% of the Company's net oil production. The net effect of these hedges was to increase oil and natural gas revenues by approximately $750,000 during 1995. The Company did not have any hedge contracts in place as of December 31, 1996 although it may have such contracts in the future.

REGULATIONS

The availability of a ready market for oil and gas production depends upon numerous factors beyond the Company's control. These factors include regulation of natural gas and oil production, federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production by well or proration unit, the amount of natural gas and oil available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. State and federal regulations generally are intended to prevent waste of natural gas and oil, protect rights to produce natural gas and oil between owners in a common reservoir, control the amount of natural gas and oil produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies. The following discussion summarizes the regulation of the United States oil and gas industry and is not intended to constitute a complete discussion of the various statutes, rules, regulations and governmental orders to which the Company's operations may be subject.

Regulation of Natural Gas and Oil Exploration and Production

         The Company's operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for drilling wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled in and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and gas the Company can produce from its wells and may limit the number of wells or the locations at which the Company can drill. The regulatory burden on the oil and gas industry increases the Company's costs of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently expanded, amended and reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

Federal Regulation of Sales and Transportation of Natural Gas

         Federal legislation and regulatory controls in the U.S. have historically affected the price of the natural gas produced by the Company and the manner in which such production is marketed. The Federal Energy Regulatory Commission (the "FERC") regulates the interstate transportation and sale for resale of natural gas by interstate and intrastate pipelines. The FERC previously regulated the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce under the Natural Gas Policy Act. Effective January 1, 1993, however, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas, which includes all sales by the Company of its own production. As a result, all sales of the Company's domestically produced natural gas may be sold at market prices, unless otherwise committed by contract. The FERC's jurisdiction over natural gas transportation and gas sales other than first sales was unaffected by the Decontrol Act.

         The Company's natural gas sales are affected by the regulation of intrastate and interstate gas transportation. In an attempt to restructure the interstate pipeline industry with the goal of providing enhanced access to, and competition among, alternative natural gas supplies, the FERC, commencing in April 1992, issued Order Nos. 636, 636-A and 636-B ("Order No. 636") which have altered significantly the interstate transportation and sale of natural gas. Among other things, Order No. 636 required interstate pipelines to unbundle the various services that they had provided in the past, such as sales, transmission and storage, and to offer these services individually to their customers. By requiring interstate pipelines to "unbundle" their services and to provide their customers with direct access to pipeline capacity held by them, Order No. 636 has enabled pipeline customers to choose the levels of transportation and storage service they require, as well as to purchase natural gas directly from third-party merchants other than the pipelines and obtain transportation of such gas on a non-discriminatory basis. The effect of Order No. 636 has been to enable the Company to market its natural gas production to a wider variety of potential purchasers. The Company believes that these changes generally have improved the Company's access to transportation and have enhanced the marketability of its natural gas production. To date, Order No. 636 has not had any material adverse effect on the Company's ability to market and transport its natural gas production. However, the Company cannot predict what new regulations may be adopted by the FERC and other regulatory authorities, or what effect subsequent regulations may have on the Company's activities. In addition, Order No. 636 and a number of related orders were appealed. Recently, the United States Court of Appeals for the District of Columbia Circuit issued an opinion largely upholding the basic features and provision of Order No. 636. However, even though Order No. 636 itself has been judicially approved, several related FERC orders remain subject to pending appellate review and further changes could occur as a result of court order or at the FERC's own initiative.

         In recent years the FERC also has pursued a number of other important policy initiatives which could significantly affect the marketing of natural gas. Some of the more notable of these regulatory initiatives include (i) a series of orders in individual pipeline proceedings articulating a policy of generally approving the voluntary divestiture of interstate natural gas pipeline-owned gathering facilities to pipeline affiliates, (ii) the completion of a rulemaking involving the regulation of interstate natural gas pipelines with marketing affiliates under Order No. 497, (iii) FERC's on-going efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange, (iv) a generic inquiry into the pricing of interstate pipeline capacity, (v) efforts to refine FERC's regulations controlling the operation of the secondary market for released interstate natural gas pipeline capacity, and
(vi) a policy statement regarding market-based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity. Several of these initiatives are intended to enhance competition in natural gas markets. While any resulting FERC action would affect the Company only indirectly, the ongoing, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact upon the Company's activities.

Oil Price Controls and Transportation Rates

         Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices. Commencing in October 1993, the FERC has modified its regulation of oil pipeline rates and services in order to comply with the Energy Policy Act of 1992. That Act mandated the FERC to streamline oil pipeline ratemaking by abandoning its old, cumbersome procedures and issue new procedures to be effective January 1, 1995. In response, the FERC issued a series of rules (Order Nos. 561 and 561-A) establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The FERC's new oil pipeline ratemaking methodology was recently affirmed by the Court. The Company is not able at this time to predict the effects of Order Nos. 561 and 561-A, if any, on the transportation costs associated with oil production from the Company's oil producing operations.

Environmental Regulations

         The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general, the business and prospects of the Company could be adversely affected.

         The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Certain wastes generated by the Company's oil and natural gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

         The Company currently owns or leases numerous properties that for many years have been used for the exploration and production of oil and gas. Most of these properties have been operated by prior owners, operators and third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the wastes disposed thereon may be subject to Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), Federal Resource Conservation and Recovery Act and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

         The Company's operations may be subject to the Clean Air Act ("CAA") and comparable state and local requirements. Certain provisions of CAA may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of the Company. The EPA and states have been developing regulations to implement these requirements. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, the Company does not believe its operations will be materially adversely affected by any such requirements.

         Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention, control, countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 ("OPA") contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including but not limited to, the costs of responding to a release of oil to surface waters. Regulations are currently being developed under the OPA and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on the Company.

         The Company also is subject to a variety of federal, state, and local permitting and registration requirements relating to protection of the environment. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

TAXATION

         Since all of the Company's oil and natural gas operations are located in the United States, the Company's primary tax concerns relate to U.S. tax laws, rather than Canadian laws. Certain provisions of the United States Internal Revenue Code of 1986, as amended, are applicable to the petroleum industry. Current law permits the Company to deduct currently, rather than capitalize, intangible drilling and development costs ("IDC") incurred or borne by it. The Company, as an independent producer, is also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced by it (if such percentage of depletion exceeds cost depletion). Generally, this deduction is 15% of gross income from an oil and natural gas property, without reference to the taxpayer's basis in the property. Percentage depletion can not exceed the taxable income from any property (computed without allowance for depletion), and is limited in the aggregate to 65% of the Company's taxable income. Any depletion disallowed under the 65% limitation, however, may be carried over indefinitely. See Note 4 of the Consolidated Financial Statements for additional tax disclosures.

ESTIMATED NET QUANTITIES OF PROVED OIL AND GAS RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

         Net proved oil and gas reserves as of December 31, 1996 and 1995, have been prepared by Netherland, Sewell and Associates, Inc. and the net oil and gas reserves as of December 31, 1994 were prepared by the Scotia Group, Inc., both independent petroleum engineers are located in Dallas, Texas. See Note 10 to the Consolidated Financial Statements for disclosure of reserve amounts.

FORWARD-LOOKING INFORMATION

         The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts, including, but not limited to, statements found in this Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

ITEM 2.  PROPERTIES

         See Item 1. Business - Oil and Gas Operations, Oil and Gas Acreage, Productive Wells and Estimated Net Quantities of Proved Oil and Gas Reserves and Present Value of Estimated Future Net Revenues. The Company also has various operating leases for rental of office space, office equipment, and vehicles. See
Note 7 "Commitments and Contingencies" of the Consolidated Financial Statements for the future minimum rental payments.

ITEM 3.  LEGAL PROCEEDINGS

         On July 19, 1996, KCS Medallion Resources Inc. filed a lawsuit against the Company and other working interest owners in U.S. District Court - Western District of Louisiana, Lafayette Division, alleging damages of $3.9 million plus certain expenses from a dispute in the interpretation of an operating agreement. Management believes that any settlement of this lawsuit will not be material to the financial position, operation or cash flows of the Company.

         On November 18, 1996 a class action lawsuit was filed against the Company in the 32nd Judicial District Court, Terrebonne Parish, Louisiana seeking undisclosed damages for personal injury as a result of a gas eruption at Gibson

Field, Louisiana. Management believes that any settlement of this lawsuit will not be material to the financial position, operations or cash flow of the Company.

         There are no other potentially material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. However, due to the nature of its business, certain legal or administrative proceedings arise from time to time in the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Special meeting held on October 9, 1996, the common shareholders of the Company approved the following (as allowed under Canadian regulations, abstentions were not counted). These votes have been adjusted for the one-for-two reverse stock split approved at the Special Meeting and also exclude the votes of any related party in the second and third resolutions.


                                                                                       FOR                  AGAINST
                                                                               -------------------      ----------------
1.  A Special Resolution, amending the Articles of Continuance of the                    7,276,960                 2,925
    Corporation to consolidate the number of issued and outstanding
    Common Shares of the Corporation on the basis of one (1) Common
    Share for each two (2) Common Shares outstanding.

2.  A  Special   Resolution,   amending  the  Articles  of  Continuance  of  the         2,965,344                   310
    Corporation  by  modifying  the  conversion   provisions  attaching  to  the
    Convertible First Preferred Shares,  Series A (the "Preferred Shares") which will give the  Corporation the right to require the holders of the Preferred
    Shares to convert  their  Preferred  Shares into Common  Shares at any time, provided  that the  conversion  rate in effect as of January 1, 1999 will be used for any required conversion prior to such date.

3.  An Ordinary Resolution, to authorize the Corporation to issue                        7,069,435                 2,186
    Common Shares at an issue price of Cdn. $7.36 per share in payment of the interest  that would be due on the 9 1/2%  Convertible  Debentures of the Corporation from the conversion date (following  shareholder approval of the Ordinary Resolution), to and including April 13, 1997, if the holders of such debentures  convert their  debentures into Common Shares prior to April
    13, 1997.


                                     PART II

ITEM 5.  MARKET FOR THE COMMON STOCK AND RELATED MATTERS

         Information as to the markets in which the Company's Common Stock is traded, the quarterly high and low prices for such stock, the dividends declared with respect to the Common Stock during the last two years, and the approximate number of stockholders of record at February 1, 1997, is set forth under Quarterly Stock Information, appearing on page 47 of the Annual Report. Information as to restrictions on the payment of dividends with respect to the Corporation's Common Stock is set forth in Note 5 to Financial statements, appearing on page 37 of the Annual Report. Such information is incorporated herein by reference. The closing price of the Company's stock on NASDAQ and the TSE on March 17, 1997 was $13.11 and $18.00 respectively.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected Financial Data for the Company for each of the last five years are set forth under Financial Highlights, appearing on page 3 of the Annual Report. All such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information as to the Company's financial condition, changes in financial condition and results of operations and other matters is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 21 through 27 of the Annual Report, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements, accounting policy disclosures, note to financial statements, business segment information and independent auditors' report are presented on pages 28 through 46 of the Annual Report. Selected quarterly financial data are set forth under Unaudited Quarterly Information appearing on page 46 of the Annual Report. All such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS OF THE COMPANY

         Information as to the names, ages, positions and offices with Denbury, terms of office, periods of service, business experience during the past five years and certain other directorships held by each director or person nominated to become a director of Denbury is set forth in the Election of Directors segment of the Proxy Statement and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

         Information concerning the executive officers of Denbury is set forth in the Executive Officers report of the Proxy Statement and is incorporated herein by reference.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and exchanges and to furnish the Company with copies. Based solely on its review of the copies of such forms received by it, or written representations from such persons, the Company is not aware of any person who failed to file any reports required by
Section 16(a) to be filed for fiscal 1996 except for the late filing of Form 3 by Mr. David Bonderman after he first became a director on May 15, 1996.

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning remuneration received by Denbury's executive officers and directors is presented under the caption "Statement of Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information as to the number of shares of Denbury's equity securities beneficially owned as of February 28, 1997, by each of its directors and nominees for director, its five most highly compensated executive officers and its directors and executive officers as a group is presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information on related transactions is presented under the caption "Compensation Committee Interlocks and Insider Participation" and "Interests of Insiders in Material Transactions" in the Proxy Statement and is incorporated herein by reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES. Financial statements filed as a part of this report are presented on pages 28 through 46 of the Annual Report and are incorporated herein by reference. The following schedules are filed as part of this report:

         Schedule I: Condensed Financial Information of the Registrant.

         EXHIBITS.  The following exhibits are filed as a part of this report.



EXHIBIT NO.                       EXHIBIT

     3(a) Articles of Continuance of the Company, as amended (incorporated by reference as Exhibits 3(a), 3(b), 3(c), 3(d) of the Registrant's Registration Statement on Form F-1 dated August 25, 1995, Exhibit 4(e) of the Registrant's Registration Statement on Form S-8 dated February 2, 1996 and Exhibit 3(a) of the Pre- effective Amendment No. 2 of the Registrant's Registration Statement on Form S-1 dated October 22,
          1996).

     3(b) General  By-Law No. 1: A By-Law  Relating  Generally to the Conduct of
          the Affairs of the Company,  as amended  (incorporated by reference as
          Exhibit 3(e) of the Registrant's Registration Statement on Form F-1 dated August 25, 1995 and Exhibit 4(d) of the Registrant's Registration Statement on Form S-8 dated February 2, 1996).

EXHIBIT NO.                       EXHIBIT

     4(a) "Common  Shares"  section of Schedule  "A" to Articles of Amendment of
          Newscope Resources Limited dated December 13, 1990, exhibited in full at 3(a) (incorporated by reference as Exhibit 4(a) of the Registrant's Registration Statement on Form F-1 dated August 25, 1995).

     4(b) Section  1.05 of  General  By-Law  No.  1,  exhibited  in full at 3(b)
          (incorporated by reference as Exhibit 4(b) of the Registrant's Registration Statement on Form F-1 dated August 25, 1995).

     4(c) Pages  8-14  of  General  By-Law  No.  1,  exhibited  in  full at 3(b)
          (incorporated by reference as Exhibit 4(c) of the Registrant's Registration Statement on Form F-1 dated August 25, 1995).

     10(a)Shelf  Registration  Agreement  dated  April  24,  1995,  by and among
          Newscope Resources Ltd. and holders of Special Warrants (incorporated by reference as Exhibit 10(a) of the Registrant's Registration Statement on Form F-1 dated August 25, 1995).

     10(b)Credit Agreement between Denbury  Management Inc.,  Borrower,  Denbury
          Resources Inc., Guarantor, Denbury Holdings, Ltd., Guarantor, and NationsBank of Texas N.A. as agent dated May 31, 1996 (incorporated by reference as Exhibit 10(b) of the Registrant's Post-effective Amendment No. 2 to Form F-1 on Form S-1 dated June 25, 1996).

     10(c)Common Share Purchase  Warrant  representing  right of  Internationale
          Nederlanden (U.S.) Capital Corporation to purchase 150,000 Common Shares of Newscope Resources Ltd. (incorporated by reference as
          Exhibit 10(c) of the Registrant's Registration Statement on Form F-1 dated August 25, 1995).

     10(d)Registration   Rights   Agreement   dated   May   5,   1995,   between
          Internationale Nederlanden (U.S.) Capital Corporation and Newscope Resources Ltd. (incorporated by reference as Exhibit 10(d) of the Registrant's Registration Statement on Form F-1 dated August 25,
          1995).

     10(e)Denbury Resources Inc. Stock Option Plan (incorporated by reference as Exhibit 4(f) of the Registrant's Registration Statement on Form S-8 dated February 2, 1996).

     10(f)Denbury Resources Inc. Stock Purchase Plan (incorporated by reference as Exhibit 4(g) of the Registrant's Registration Statement on Form S-8 dated February 2, 1996).

     10(g)Form of indemnification agreement between Newscope Resources Ltd. and its officers and directors (incorporated by reference as Exhibit 10(h) of the Registrant's Form 10-K for the year ended December 31, 1995).

     10(h)Securities  Purchase Agreement and exhibits between Newscope Resources
          Ltd. and TPG Partners, L.P. as of November 13, 1995 (incorporated by reference as Exhibit 10(i) of the Registrant's Form 10-K for the year ended December 31, 1995).

EXHIBIT NO.                       EXHIBIT

     10(i)First  Amendment  to  the  November  13,  1995   Securities   Purchase
          Agreement between Newscope Resources Ltd. and TPG Partners, L.P. as of December 21, 1995 (incorporated by reference as Exhibit 10(j) of the Registrant's Form 10-K for the year ended December 31, 1995).

     10(j)Stock  Purchase  Agreement  between  TPG  Partners,  L.P.  and Denbury
          Resources Inc. dated as of October 2, 1996, (incorporated by reference as Exhibit 10(k) of the Post-effective Amendment No. 2 of the Registrant's Registration Statement on Form S-1 dated October 22, 1996

     11*  Statement re-computation of per share earnings.

     13*  Annual Report to the Security Holders.

     21*  List of Subsidiaries of Denbury Resources Inc.

     23*  Consent of Deloitte & Touche.

     27*  Financial Data Schedule.




* Filed herewith.

(b)      8-K'S FILED DURING THE FOURTH QUARTER OF 1996.

         None

                                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                DENBURY RESOURCES INC.
                                Company
March 19, 1997                  /s/ Phil Rykhoek
                                ---------------------------
                                Phil Rykhoek
                                Chief Financial Officer and Secretary

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


March 19, 1997                  /s/ Ronald G. Greene
                                --------------------
                                Ronald G. Greene
                                Chairman of the Board and Director

March 19, 1997                  /s/ Gareth Roberts
                                ------------------
                                Gareth Roberts
                                Director, President and Chief Executive Officer
                                (Principal Executive Officer)

March 19, 1997                  /s/ Phil Rykhoek
                                ----------------
                                Phil Rykhoek
                                Chief Financial Officer and Secretary
                                (Principal Accounting and Financial Officer)

March 19, 1997                  /s/ David M. Stanton
                                --------------------
                                David M. Stanton
                                Director

March 19, 1997                  /s/ Wieland F. Wettstein
                                ------------------------
                                Wieland F. Wettstein
                                Director

INDEPENDENT AUDITORS' REPORT


To the Shareholders of Denbury Resources Inc.


We have audited the financial statements of Denbury Resources Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 21, 1997, such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Denbury Resources Inc., listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche


Chartered Accountants
Calgary, Alberta
February 21, 1997

           SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                             DENBURY RESOURCES INC.

                          UNCONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands of U.S. dollars)


                                                                                           December 31,
                                                                               ------------------------------------
                                                                                   1996                   1995
                                                                               -------------          -------------
                                     Assets

CURRENT ASSETS
   Cash and cash equivalents                                                   $         274          $           8
   TRADE AND OTHER RECEIVABLES                                                             6                      7
                                                                               -------------          -------------
            TOTAL CURRENT ASSETS                                                         280                     15
                                                                               -------------          -------------


INVESTMENT IN SUBSIDIARIES (EQUITY METHOD)                                           140,763                 70,130

LOAN RECEIVABLE FROM SUBSIDIARY                                                        1,558                  1,563

OTHER ASSETS                                                                               2                     28
                                                                               -------------          -------------

           Total assets                                                        $     142,603          $      71,736
                                                                               =============          =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                    $          99          $           9

LONG-TERM DEBT                                                                             -                  3,226
                                                                               -------------          -------------
                                                                                          99                  3,235
                                                                               -------------          -------------
Convertible First Preferred Shares, Series A
   1,500,000 shares authorized; issued and
   outstanding at December 31, 1995                                                        -                 15,000
                                                                               -------------          -------------

SHAREHOLDERS' EQUITY
   Common shares, no par value
       unlimited shares authorized;
       outstanding - 20,055,757 shares at December 31, 1996
       and 11,428,809 shares at December 31, 1995                                    130,323                 50,064
    RETAINED EARNINGS                                                                 12,181                  3,437
                                                                               -------------          -------------
       TOTAL SHAREHOLDERS' EQUITY                                                    142,504                 53,501
                                                                               -------------          -------------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $     142,603          $      71,736
                                                                               =============          =============

                  (SEE NOTES TO CONDENSED FINANCIAL STATEMENTS)

           SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             DENBURY RESOURCES INC.

                       UNCONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except per share amounts)
                                 (U.S. dollars)



                                                                            Year Ended December 31,
                                                              ---------------------------------------------------
                                                                 1996                1995                1994
                                                              -----------         -----------         -----------

REVENUES
     Interest income and other                                $       179         $       460         $         1
                                                              -----------         -----------         -----------

EXPENSES
     General and administrative                                       161                 178                 149
     Interest                                                         304                 282                  76
     Imputed preferred dividends                                    1,281                   -                   -
     Depletion and depreciation                                         -                   -                   2
                                                              -----------         -----------         -----------
           Total expenses                                           1,746                 460                 227
                                                              -----------         -----------         -----------

Loss before the following:                                         (1,567)                  -                (226)

      Equity in net earnings of subsidiaries                       10,311                 714               1,389
                                                              -----------         -----------         -----------

Income before income taxes                                          8,744                 714               1,163
Provision for federal income taxes                                      -                   -                   -
                                                              -----------         -----------         -----------

NET INCOME                                                    $     8,744         $       714         $     1,163
                                                              ===========         ===========         ===========



NET INCOME PER COMMON SHARE
     Primary                                                  $      0.67         $      0.10         $      0.19
     Fully diluted                                                   0.62                0.10                0.19


Average number of common shares outstanding                        13,104               6,870               6,240
                                                              ===========         ===========         ===========



                  (See Notes to Condensed Financial Statements)

           SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             DENBURY RESOURCES INC.

                     UNCONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in thousands of U.S. dollars)


                                                                                          Year Ended December 31,
                                                                                 ------------------------------------------
                                                                                    1996           1995            1994
                                                                                 -----------    -----------    ------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                                    $     8,744    $       714    $      1,163
   Adjustments needed to reconcile to net cash flow provided by operations:
       Depreciation, depletion and amortization                                            -              -               2
       Imputed preferred dividend                                                      1,281              -               -
       Other                                                                             114             17               9
       Equity in net earnings of subsidiaries                                        (10,311)          (714)         (1,389)
                                                                                 -----------    -----------    ------------
                                                                                        (172)            17            (215)
   Changes in working capital items relating to operations:
       Trade and other receivables                                                         -             (4)              8
       Accounts payable and accrued liabilities                                           90            (12)            (77)
                                                                                 -----------    -----------    ------------

NET CASH FLOW PROVIDED BY (USED BY) OPERATIONS                                           (82)             1            (284)
                                                                                 -----------    -----------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
       Investments in subsidiaries                                                   (60,316)       (43,569)         (1,518)
       Net purchases of other assets                                                       -              7             (15)
                                                                                 -----------    -----------    ------------

NET CASH USED FOR INVESTING ACTIVITIES                                               (60,316)       (43,562)         (1,533)
                                                                                 -----------    -----------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Issuance of subordinated debt                                                       -          1,772           1,451
       Issuance of common stock                                                       60,664         26,825             367
       Issuance of preferred stock                                                         -         15,000               -
       Costs of debt financing                                                             -            (35)              -
                                                                                 -----------    -----------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             60,664         43,562           1,818
                                                                                 -----------    -----------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                266              1               1

       Cash and cash equivalents at beginning of year                                      8              7               6
                                                                                 -----------    -----------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $       274    $         8    $          7
                                                                                 ===========    ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                           $       277    $       282    $         76



                  (See Notes to Condensed Financial Statements)

                             DENBURY RESOURCES INC.

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRATION

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1. ACCOUNTING POLICIES

   Consolidation - The financial statements of Denbury Resources Inc. have been prepared in accordance with Canadian generally accepted accounting principles and reflect the investment in subsidiaries using the equity method.

   Income Taxes - No provision for income taxes has been made in the Statement of Income because the Company has losses for Canadian tax purposes.

NOTE 2. CONSOLIDATED FINANCIAL STATEMENTS

     Reference is made to the Consolidated Financial Statements and related notes of Denbury Resources Inc. and Subsidiaries for additional information.

NOTE 3. DEBT AND GUARANTEES

     Information on the long-term debt of Denbury Resources Inc. is disclosed in
Note 3 to the Consolidated Financial Statements. Denbury Resources Inc. has guaranteed the subsidiaries' bank credit line.

NOTE 4. DIVIDENDS RECEIVED

   Subsidiaries' of Denbury Resources Inc. do not make formal cash dividend declarations and distributions to the parent and are currently restricted from doing so under the subsidiaries bank loan agreement.