Form 10-Q
period 1997-03-31
DENBURY RESOURCES INC
filed 1997-05-13
CIK 945764

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
                             ----------------------

(Mark One)
     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997


     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 33-93722
                           ---------------------------


                             DENBURY RESOURCES INC.
             (Exact name of Registrant as specified in its charter)



              Canada                                   Not applicable
    (State or other jurisdiction                      (I.R.S. Employer
        of incorporation or                           Identification No.)
           organization)


        17304 Preston Rd.,
            Suite 200                                       75252
            Dallas, TX                                    (Zipcode)
     (Address of principal
       executive offices)

Registrant's telephone number, including area code:    (972)713-3000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at April 30, 1997

      Common Stock, no par value                          20,120,296

                             DENBURY RESOURCES INC.

                                      INDEX


Part I.  Financial Information
                                                                 Page

Item 1.  Financial Statements (unaudited)

     Consolidated Balance Sheets                                  3

     Consolidated Statements of Income                            4

     Consolidated Statements of Cash Flows                        5

     Notes to Consolidated Financial Statements                   6-7


Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations            8-13


Part II.  Other Information                                       14

                             DENBURY RESOURCES INC.

                           CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands of U.S. Dollars)


                                                        March 31,   December 31,
                                                          1997          1996
                                                        ---------    ---------
                                                        (Unaudited)
                               Assets
Current assets
   Cash and cash equivalents                           $  17,066    $   13,453
   Accrued production receivable                           6,941        11,906
   Trade and other receivables                             4,676         3,643
                                                       ---------    ----------
      Total current assets                                28,683        29,002
                                                       ---------    ----------

Property and equipment (using full cost accounting)
   Oil and gas properties                                173,630       159,724
   Unevaluated oil and gas properties                      7,649         6,413
   Less accumulated depreciation and depletion           (37,476)      (31,141)
                                                       ---------    ----------
      Net property and equipment                         143,803       134,996
                                                       ---------    ----------

Other assets                                               2,770         2,507
                                                       ---------    ----------

           Total assets                                $ 175,256    $  166,505
                                                       =========    ==========

                     Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable and accrued liabilities            $  12,902    $   10,903
   Oil and gas production payable                          3,446         5,550
   Current portion of long-term debt                          47            67
                                                       ---------    ----------
      Total current liabilities                           16,395        16,520
                                                       ---------    ----------

Long-term liabilities
   Long-term debt                                            121           125
   Provision for site reclamation costs                      749           613
   Deferred income taxes and other                         9,799         6,743
                                                       ---------    ----------
      Total long-term liabilities                         10,669         7,481
                                                       ---------    ----------

Shareholders' equity
   Common shares,  no par value,  unlimited  shares
   authorized; outstanding -
    20,118,796 and  20,055,757  shares at March 31,      130,796       130,323
    1997 and December 31, 1996, respectively
   Retained earnings                                      17,396        12,181
                                                       ---------    ----------
      Total shareholders' equity                         148,192       142,504
                                                       ---------    ----------

      Total liabilities and shareholders' equity       $ 175,256    $  166,505
                                                       =========    ==========








        (See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except per share amounts)
                           (Unaudited - U.S. dollars)


                                               Three Months Ended
                                                    March 31,
                                            -------------------------
                                              1997             1996
                                            ---------       ---------
Revenues
     Oil, gas and related product sales     $  21,141       $   9,017
     Interest and other income                    512              75
                                            ---------       ---------
           Total revenues                      21,653           9,092
                                            ---------       ---------

Expenses
     Production                                 5,053           2,044
     General and administrative                 1,521             825
     Interest                                      79             105
     Imputed preferred dividends                  -               375
     Provision for loss on early
       extinguishment of debt                     -               440
     Depletion and depreciation                 6,625           2,925
     Franchise taxes                               97              53
                                            ---------       ---------
            Total expenses                     13,375           6,767
                                            ---------       ---------

Income before income taxes                      8,278           2,325
Provision for income taxes                     (3,063)           (945)
                                            ---------       ---------

Net income                                  $   5,215       $   1,380
                                            =========       =========

Net income per common share
      Primary                               $    0.26       $    0.12
      Fully diluted                              0.24            0.12


Average number of common shares outstanding    20,094          11,469
                                            =========       =========




        (See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                         ------------------------
                                                            1997        1996
                                                         ---------    ---------
Cash flow from operating activities:
   Net income                                            $   5,215    $   1,380
   Adjustments needed to reconcile to net cash flow
     provided by operations:
       Depreciation, depletion and amortization              6,625        2,925
       Deferred income taxes                                 3,063          945
       Imputed preferred dividend                              -            375
       Provision for loss on early extinguishment of debt      -            440
       Other                                                    19         -
                                                         ---------    ---------
                                                            14,922        6,065
   Changes in working capital items relating to operations:
       Accrued production receivable                         4,965       (1,364)
       Trade and other receivables                          (1,033)        (327)
       Accounts payable and accrued liabilities              1,999        1,934
       Oil and gas production payable                       (2,104)       1,326
                                                         ---------    ---------

Net cash flow provided by operations                        18,749        7,634
                                                         ---------    ---------

Cash flow from investing activities:
       Oil and gas expenditures                            (14,965)      (4,633)
       Acquisition of oil and gas properties                  (177)      (2,540)
       Net purchases of other assets                          (430)        (243)
                                                         ---------    ---------

Net cash used for investing activities                     (15,572)      (7,416)
                                                         ---------    ---------

Cash flow from financing activities:
       Issuance of common stock                                473          423
       Costs of debt financing                                  (6)         (46)
       Other                                                   (31)         (52)
                                                         ---------    ---------

Net cash provided by financing activities                      436          325
                                                         ---------    ---------

Net increase in cash and cash equivalents                    3,613          543
Cash and cash equivalents at beginning of year              13,453        6,553
                                                         ---------    ---------

Cash and cash equivalents at end of year                 $  17,066    $   7,096
                                                         =========    =========

Supplemental disclosure of cash flow information:
        Cash paid during the quarter for interest        $      60    $      75



        (See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                             March 31, 1997 and 1996


1. ACCOUNTING POLICIES

Interim Financial Statements

     The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury Resources Inc. (the "Company" or "Denbury"), the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations for the three months ended March 31, 1997 and 1996 and cash flow for the three months ended March 31, 1997 and 1996.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

Net Income per Common Share

     Net income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding, after adjusting for the one-for-two reverse split effective on October 10, 1996. In accordance with Canadian generally accepted accounting principles ("GAAP"), the imputed dividend during 1996 on the Convertible First Preferred Shares, Series A ("Convertible Preferred") has been recorded as an operating expense in the accompanying financial statements and thus is deducted from net income in computing earnings per common share. The stock options, warrants, and the conversion of the conversion of the convertible debt were included in the calculation of fully-diluted earnings per share. The conversion of the Convertible Preferred was anti-dilutive and was not included in the calculation of earnings per share.

2. NOTES PAYABLE AND LONG-TERM INDEBTEDNESS

                                                        March 31,   December 31,
                                                          1997         1996
                                                        --------     ---------
                                                        (Amounts in thousands)
                                                        (Unaudited)
Senior bank loan                                        $    100     $     100
Other notes payable                                           68            92
   Less portion due within one year                          (47)          (67)
                                                        --------     ---------
          Total long-term debt                          $    121     $     125
                                                        ========     =========

Bank Credit Agreement

     In April, 1997, the Company amended its bank credit facility (i) to extend the revolver by one year to May 31, 1999, (ii) to extend the termination date by one year to May 31, 2002, and (iii) to reduce the commitment fee percentages. As of March 31, 1997, the Company had $100,000 outstanding on this line of credit with a borrowing base of $60 million.

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                             March 31, 1997 and 1996


3. DIFFERENCES IN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES BETWEEN CANADA AND THE UNITED STATES

     The consolidated financial statements have been prepared in accordance with Canadian GAAP. The primary difference between Canadian and U.S. GAAP affecting the Company's first quarter financial statements result from the different methodology for computing earnings per common share. Under U.S. GAAP, the primary and fully-diluted earnings per common share for the first quarter of 1997 would be $.25, as compared to the $.26 and $.24, respectively, as reported under Canadian GAAP. The earnings per share would be the same under both U.S. and Canadian GAAP for the first quarter of 1996.

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings Per Share, ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") and makes them more comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common shares that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Basic EPS for the first quarter of 1997 under SFAS 128 would be $.26 per common share. SFAS 128 does not affect the computation of EPS for the first quarter of 1996.

     During the first quarter of 1996, the Company expensed $440,000 of debt issue cost relating to the Company's prior bank credit agreement with ING Capital Corporation and $375,000 relating to the imputed preferred dividend on the Convertible Preferred. Under U.S. GAAP, a loss on early extinguishment of debt is reported as an extraordinary item rather than as an operating expense and the preferred dividend is reported as a deduction from net income to arrive at the net income attributable to the common shareholders rather than deducted as an operating expense. While net income per common share and all balance sheet accounts are not affected by this difference in GAAP, the net income for the first quarter of 1996 under U.S. GAAP would be $1,755,000 while under Canadian GAAP the amount reported was $1,380,000. Since the Convertible Preferred was converted into Common Shares on October 30, 1996, this difference in GAAP did not affect the first quarter of 1997 financial results.

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

                         Capital Resources and Liquidity

     During the first quarter of 1997, the Company made total capital expenditures of $15.1 million, which was primarily funded by the cash generated by operations ($14.9 million). The Company has budgeted capital expenditures for 1997 of between $60 and $70 million. Although the Company's projected cash flow is highly variable and difficult to predict as it is dependent on product prices, drilling success, and other factors, these projected expenditures are expected to exceed the Company's cash flow during 1997. However, as of March 31, 1997, the Company has available working capital of $12.2 million as well as a virtually unused borrowing base of $60.0 million to fund any potential cash flow deficits. If external capital resources are limited or reduced in the future, the Company can also adjust its capital expenditure program accordingly. However, such adjustments could limit, or even eliminate, the Company's future growth.

     In addition to its internal capital expenditure program, the Company has historically required capital for the acquisition of producing properties, which have been a major factor in the Company's rapid growth during recent years. There can be no assurance that suitable acquisitions will be identified in the future or that any such acquisitions will be successful in achieving desired profitability objectives. Without suitable acquisitions or the capital to fund such acquisitions, the Company's future growth could be limited or even eliminated.

                            Sources and Uses of Funds

     During the first quarter of 1997, the Company spent approximately $15.0 million on oil and natural gas development expenditures and approximately $177,000 on acquisitions. The development expenditures included approximately $6.2 million spent on drilling, $2.3 million on geological, geophysical and acreage expenditures and the balance of $6.5 million was spent on workover costs. These expenditures were funded by available cash and cash flow from operations.

     During the first quarter of 1996, the Company spent approximately $4.6 million on oil and gas development expenditures and $2.5 million on acquisitions. The development expenditures included approximately $500 thousand on geological and geophysical expenditures and the balance on drilling and workover costs. The acquisition expenditures were for an additional working interest in one of the Company's existing Southern Louisiana fields, plus interests in two additional fields in the same area. These expenditures were funded entirely by available cash and cash flow from operations.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

                                Operating Income

     Operating income increased significantly for the quarter ended March 31, 1997 as compared to the first quarter of 1996 as outlined in the following chart. Oil and gas revenue increased primarily as a result of the increased oil and gas production and an increase in oil product prices.

                                           Three Months Ended
                                               March 31,
--------------------------------------------------------------
                                            1997        1996
--------------------------------------------------------------
OPERATING INCOME (THOUSANDS)
      Oil sales                           $  12,877   $  3,115
      Natural gas sales                       8,264      5,902
      Less production expenses               (5,053)    (2,044)
                                          ---------   --------
          Operating income                $  16,088   $  6,973
                                          ---------   --------
UNIT PRICES
      Oil price per barrel ("Bbl")        $   20.03   $  16.67
      Gas price per thousand cubic feet        2.99       3.18
      ("Mcf")

NETBACK PER BOE (1):
      Sales price                         $   19.17   $  18.17
      Production expenses                     (4.58)     (4.12)
                                          ---------   --------
                                          $   14.59   $  14.05
                                          ---------   --------
AVERAGE DAILY PRODUCTION VOLUME:
      Bbls                                    7,143      2,053
      Mcf                                    30,674     20,397
      BOE                                    12,256      5,453
--------------------------------------------------------------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").

     Production increases have been fueled by both internal growth from the Company's development and exploration programs and from the acquisition of producing properties during 1996, particularly the $37.2 million acquisition of producing properties from Amerada Hess in May, 1996 (the "Hess Acquisition"). The properties included in the Hess Acquisition during May and June, 1996, the first two months of ownership, was approximately 2,945 BOE per day ("BOE/d"). During the first quarter of 1997, the production from these properties averaged 4,385 BOE/d, a 49% increase. Total corporate production on a BOE/d basis increased 21% from the fourth quarter of 1996 average of 10,132, almost solely as a result of internal development, as the Company had only $177,000 of acquisitions during the first quarter of 1997.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Oil and gas revenue has increased not only because of the large increase in production, but also due to improved oil product prices. Between the first quarter of 1996 and 1997, oil product prices increased 20% while natural gas product prices declined by 6% between the two periods.

     Production expenses increased between the first quarters of 1996 and 1997 along with the increases in production. On a BOE basis, production expenses increased 11% from the first quarter of 1996 to the comparable quarter in 1997. The increase was largely attributable to the changes in the mix of properties as the Mississippi oil properties tend to have a higher operating cost per BOE than the Louisiana gas properties. During the first quarter of 1996, approximately 38% of the Company's production on a BOE basis was oil while during the first quarter of 1997, approximately 58% of the Company's production on a BOE basis was oil.

                       General and Administrative Expenses

     General and administrative ("G&A") expenses have increased as outlined below along with the Company's growth.

                                         Three months ended
                                             March 31,
------------------------------------------------------------
                                          1997        1996
------------------------------------------------------------
NET G&A EXPENSES (THOUSANDS)
      Gross expenses                    $3,342      $1,612
      State franchise taxes                 97          53
      Operator recoveries               (1,168)       (533)
      Capitalized exploration expenses    (653)       (254)
                                        -------    --------
      Net expenses                      $1,618      $  878
                                        -------    --------

Average G&A cost per BOE                $ 1.47      $ 1.77

Employees as of March 31                   129          54
------------------------------------------------------------

     On a BOE basis, these G&A costs decreased 17% from the first quarter of 1996 to the comparable quarter in 1997. Average production on a BOE/d basis increased 125% from the first quarter of 1996 to the first quarter of 1997 while gross G&A expenses increased only 107%. Since the fourth quarter of 1996, average production on a BOE/d basis increased 21%, while gross G&A expenses increased only 18% as the Company has made minimal increases to its staff levels since year-end. Further, as a result of increased drilling activity, the Company was able to recover a slightly higher percentage of gross G&A through its operator recoveries during the first quarter of 1997 (36%) as compared to the first quarter of 1996 (34%).

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Interest and Financing Expenses

                                             Three Months Ended
                                                 March 31,
---------------------------------------------------------------
AMOUNTS IN THOUSANDS EXCEPT PER UNIT AMOUNTS   1997       1996
---------------------------------------------------------------
Interest expense                             $   79    $    105
Non-cash interest expense                       (19)        -
                                             --------  --------
Cash interest expense                            60         105
Interest and other income                      (512)        (75)
                                             --------  --------
      Net interest expense (income)          $ (452)    $    30
---------------------------------------------------------------
Average interest cost (income) per BOE       $(0.41)    $  0.06

Average debt outstanding                     $  180     $ 3,600
---------------------------------------------------------------
Imputed preferred dividend                   $   -      $   375

Loss on early extinguishment of debt             -          440
---------------------------------------------------------------

     During the first quarters of 1996 and 1997, the Company had minimal debt outstanding as virtually all of the bank debt had been retired during the previous fourth quarter. In 1995, the bank debt was repaid with proceeds from the December 1995 private placement of equity with the Texas Pacific Group ("TPG") and in 1996, the debt was repaid with proceeds from a public offering of Common Shares completed in October, 1996. However, in 1996 the Company did incur debt during the year in order to fund property acquisitions.

     The private placement of equity in December 1995 with TPG included 1.5 million shares of Convertible Preferred. During the first quarter of 1996, the Company recognized $375,000 of charges representing the imputed preferred dividend on these shares. On October 30, 1996 the Convertible Preferred was converted into 2.8 million Common Shares. Under Canadian GAAP, this dividend was reported as an operating expense, while under U.S. GAAP this would not be an expense but it would be deducted from net income to arrive at net income attributable to the common shareholders. In addition to paying off its bank debt and converting the Convertible Preferred into common equity during the fourth quarter of 1996, the Company also converted its remaining subordinated debt into common equity, leaving the Company essentially debt-free as of December 31, 1996.

     During the first quarter of 1996, the Company had a $440,000 charge relating to a loss on early extinguishment of debt. These costs related to the remaining unamortized debt issue costs of the Company's prior credit facility which was replaced in May 1996. Under U.S. GAAP, a loss on early extinguishment of debt would be an extraordinary item rather than a normal operating expense as required by Canadian GAAP.

                  Depletion, Depreciation and Site Restoration

     Depletion, depreciation and amortization ("DD&A") has increased along with the additional capitalized cost and increased production. DD&A per BOE has increased only slightly (2%) from the first quarter of 1996 to the first quarter of 1997. The Company used the same DD&A rate per BOE for the first quarter of 1997 as was used for the year ended December 31, 1996, as there was insufficient data to justify any change in the rate.

     The Company also provides for the estimated future costs of well abandonment and site reclamation, net of any anticipated salvage, on a unit-of-production basis. This provision is included in the DD&A expense and has increased each year along with an increase in the number of properties owned by the Company.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                               Three Months
                                                   Ended
                                                 March 31,
--------------------------------------------------------------
AMOUNTS IN THOUSANDS EXCEPT PER UNIT AMOUNTS   1997     1996
--------------------------------------------------------------
Depletion and depreciation                   $ 6,488   $ 2,891
Site restoration provision                       137        34
                                             -------   -------
Total amortization                           $ 6,625   $ 2,925
                                             -------   -------

Average DD&A cost per BOE                    $  6.01   $  5.89
--------------------------------------------------------------

                                  Income Taxes

     Due to a net operating loss of the U.S. subsidiary each year for tax purposes, the Company does not have any current tax provision. The deferred tax provision as a percentage of net income has varied depending on the mix of Canadian and U.S. expenses. The rate increased slightly in 1996 due to the non-deductible imputed preferred dividend and interest on the subordinated debt.

                                               Three Months
                                                   Ended
                                                 March 31,
--------------------------------------------------------------
                                               1997     1996
--------------------------------------------------------------
Deferred income taxes (thousands)            $3,063    $ 945

Average income tax costs per BOE             $ 2.78    $1.90

Effective tax rate                              37%      41%
--------------------------------------------------------------

                                   Net Income

     Primarily as a result of increased production and improved oil product prices, net income and cash flow from operations increased substantially on both a gross and per share basis between the first quarter of 1996 and the first quarter of 1997 as outlined below.

                                               Three Months
                                                   Ended
                                                 March 31,
--------------------------------------------------------------
AMOUNTS IN THOUSAND EXCEPT PER SHARE AMOUNTS   1997      1996
--------------------------------------------------------------
Net income                                   $  5,215  $ 1,380

Net income per common share:
   Primary                                   $   0.26    $0.12
   Fully diluted                                 0.24     0.12

Cash flow from operations (1)                $ 14,922  $ 6,065
--------------------------------------------------------------

(1) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

                          New Accounting Pronouncement

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings Per Share, ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted

EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common shares that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Basic EPS for the first quarter of 1997 under SFAS 128 would be $.26 per common share rather than the $.25 per common share as computed under U.S. generally accepted accounting principles ("GAAP"). SFAS 128 does not affect the EPS for the first quarter of 1996.

                           Part II. Other Information

Item 5.  Other Information.

         The Company commenced trading on the New York Stock Exchange on May 8, 1997. The trading symbol changed on that same date from DENRF, as previously used on NASDAQ, to DNR.

Item 6.  Exhibits and Reports on Form 8-K during the First Quarter of 1997

     Exhibits:

          10 First Amendment to Credit Agreement and Waiver dated April 1, 1997 to the credit agreement dated May 31, 1996 between the Company and NationsBank of Texas N.A. as agent.

     Reports on Form 8-K:

          None

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DENBURY RESOURCES INC.
                                                     (Registrant)


                                                  /s/ Phil Rykhoek
                                             -------------------------------
                                          By:         Phil Rykhoek
                                                 Chief Financial Officer


Date: May 12, 1997