Form 10-Q
period 1997-06-30
DENBURY RESOURCES INC
filed 1997-08-12
CIK 945764

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                             ----------------------

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

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

Registrant's telephone number, including (972)713-3000 area code:

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                     Outstanding at July 31, 1997
         -------                                    ----------------------------
Common Stock, no par value                                  20,260,678

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

                             DENBURY RESOURCES INC.

                           CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands of U.S. Dollars)

                                                        June 30,    December 31,
                                                          1997          1996
                                                        ---------    ---------
                                                        (Unaudited)
                               Assets
Current assets
   Cash and cash equivalents                           $   5,996    $   13,453
   Accrued production receivable                           6,596        11,906
   Trade and other receivables                             5,100         3,643
                                                       ---------    ----------
      Total current assets                                17,692        29,002
                                                       ---------    ----------
Property and equipment (using full cost accounting)
   Oil and gas properties                                193,198       159,724
   Unevaluated oil and gas properties                      9,095         6,413
   Less accumulated depreciation and depletion           (45,662)      (31,141)
                                                       ---------    ----------
      Net property and equipment                         156,631       134,996
                                                       ---------    ----------
Other assets                                               3,010         2,507
                                                       ---------    ----------
           Total assets                                $ 177,333    $  166,505
                                                       =========    ==========

                      Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable and accrued liabilities            $  10,100    $   10,903
   Oil and gas production payable                          3,653         5,550
   Current portion of long-term debt                          30            67
                                                       ---------    ----------
      Total current liabilities                           13,783        16,520
                                                       ---------    ----------
Long-term liabilities
   Long-term debt                                            117           125
   Provision for site reclamation costs                      861           613
   Deferred income taxes and other                        11,095         6,743
                                                       ---------    ----------
      Total long-term liabilities                         12,073         7,481
                                                       ---------    ----------
Shareholders' equity
   Common shares,  no par value,  unlimited  shares
   authorized; outstanding - 20,256,678 and 20,055,757
      shares at June 30, 1997 and December 31, 1996,
      respectively                                       131,874       130,323
   Retained earnings                                      19,603        12,181
                                                       ---------    ----------
      Total shareholders' equity                         151,477       142,504
                                                       ---------    ----------
      Total liabilities and shareholders' equity       $ 177,333    $  166,505
                                                       =========    ==========








          (See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except per share amounts)
                           (Unaudited - U.S. dollars)


                                        Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                        ------------------   -----------------
                                          1997       1996     1997      1996
                                        --------   -------   -------  --------
Revenues
     Oil, gas and related product sales $ 18,762   $11,633   $39,903  $ 20,650
     Interest and other income               253        49       765       124
                                        --------   -------   -------  --------
           Total revenues                 19,015    11,682    40,668    20,774
                                        --------   -------   -------  --------
Expenses
     Production                            5,259     3,306    10,312     5,350
     General and administrative            1,599       831     3,120     1,656
     Interest                                 73       576       152       681
     Imputed preferred dividends               -       384         -       759
     Provision for loss on early
        extinguishment of debt                 -         -         -       440
     Depletion and depreciation            8,473     4,457    15,098     7,382
     Franchise taxes                         108        54       205       107
                                        --------   -------   -------  --------
            Total expenses                15,512     9,608    28,887    16,375
                                        --------   -------   -------  --------

Income before income taxes                 3,503     2,074    11,781     4,399
Provision for income taxes                (1,296)     (859)   (4,359)   (1,804)
                                        --------   -------   -------  --------
Net income                              $  2,207   $ 1,215   $ 7,422  $  2,595
                                        ========   =======   =======  ========
Net income per common share

   Primary                              $   0.11   $  0.11   $  0.37  $   0.23
   Fully diluted                            0.11      0.11      0.35      0.23

Average number of common shares
   outstanding                            20,156    11,555    20,125    11,512
                                        ========   =======   =======  ========


          (See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                      -----------------------
                                                         1997          1996
                                                      ---------      --------
Cash flow from operating activities:
   Net income                                         $   7,422      $  2,595
   Adjustments needed to reconcile to net cash flow
     provided by operations:
      Depreciation, depletion and amortization           15,098         7,382
      Deferred income taxes                               4,359         1,804
      Imputed preferred dividend                              -           759
      Provision for loss on early extinguishment of
        debt                                                  -           440
      Other                                                  44           323
                                                       --------      --------
                                                         26,923        13,303

   Changes in working capital items relating to operations:
      Accrued production receivable                       5,310        (3,096)
      Trade and other receivables                        (1,457)         (702)
      Accounts payable and accrued liabilities             (803)        5,210
      Oil and gas production payable                     (1,897)        2,872
                                                      ---------      --------
Net cash flow provided by operations                     28,076        17,587
                                                      ---------      --------
Cash flow from investing activities:
      Oil and gas expenditures                          (32,608)      (12,759)
      Acquisition of oil and gas properties              (3,548)      (47,974)
      Net purchases of other assets                        (843)         (754)
      Acquisition of subsidiary, net of cash acquired         -           209
                                                      ---------      --------
Net cash used for investing activities                  (36,999)      (61,278)
                                                      ---------      --------
Cash flow from financing activities:
      Bank borrowings                                         -        39,900
      Issuance of common stock                            1,551           796
      Costs of debt financing                               (33)         (378)
      Other                                                 (52)          (95)
                                                      ---------      --------
Net cash provided by financing activities                 1,466        40,223
                                                      ---------      --------
Net decrease in cash and cash equivalents                (7,457)       (3,468)

Cash and cash equivalents at beginning of year           13,453         6,553
                                                      ---------      --------
Cash and cash equivalents at end of period            $   5,996      $  3,085
                                                      =========      ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest          $     108      $    271

Supplemental schedule of noncash financing activities:
    Conversion of subordinated debt to common stock           -           366


          (See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                             JUNE 30, 1997 AND 1996


1. ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

     The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury Resources Inc. (the "Company" or "Denbury"), the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1997, and the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flow for the six months ended June 30, 1997 and 1996.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

NET INCOME PER COMMON SHARE

     Net income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding, after adjusting for the one-for-two reverse split effective on October 10, 1996. In accordance with Canadian generally accepted accounting principles ("GAAP"), the imputed dividend during 1996 on the Convertible First Preferred Shares, Series A ("Convertible Preferred") has been recorded as an operating expense in the accompanying financial statements and thus is deducted from net income in computing earnings per common share. The stock options and warrants were included in the calculation of fully-diluted earnings per share. The conversion of the Convertible Preferred and the convertible debt were either anti-dilutive or immaterial and were not included in the calculation of earnings per share for the three and six months ended June 30, 1996. All of the Convertible Preferred and the convertible debt were converted into common shares during 1996 and thus were not relevant to the calculation of earnings per share during 1997.

2. NOTES PAYABLE AND LONG-TERM INDEBTEDNESS

                                                        June 30,    December 31,
                                                          1997          1996
                                                        --------     ---------
                                                        (Amounts in thousands)
                                                        (Unaudited)
Senior bank loan                                        $    100     $     100
Other notes payable                                           47            92
   Less portion due within one year                          (30)          (67)
                                                        --------     ---------
          Total long-term debt                          $    117     $     125
                                                        ========     =========

BANK CREDIT AGREEMENT

     In April, 1997, the Company amended its bank credit facility (i) to extend the revolver by one year to May 31, 1999, (ii) to extend the termination date by one year to May 31, 2002, and (iii) to reduce the commitment fee percentages. As of June 30, 1997, the Company had $100,000 outstanding on this line of credit with a borrowing base of $60 million.

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                             JUNE 30, 1997 AND 1996


3. DIFFERENCES IN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES BETWEEN CANADA AND THE UNITED STATES

     The consolidated financial statements have been prepared in accordance with Canadian GAAP. The primary difference between Canadian and U.S. GAAP affecting the Company's 1997 financial statements result from the different methodologies for computing earnings per common share. Under U.S. GAAP, the primary and fully-diluted earnings per common share for the first six months of 1997 would be $0.35, as compared to the $0.37 and $0.35, respectively, as reported under Canadian GAAP. For the three months ended June 30, 1997, the primary and fully-diluted earnings per common share under U.S. GAAP would be $0.10, as compared to the $0.11, as reported under Canadian GAAP. The earnings per share would be the same under both U.S. and Canadian GAAP for the three and six months ended June 30, 1996.

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings Per Share, ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") and makes them more comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common shares that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Basic EPS for the three and six months ended June 30, 1997 of 1997 under SFAS 128 would be $0.11 and $0.37 per common share respectively. SFAS 128 does not affect the computation of EPS for the three and six months ended June 30, 1996.

     During the first half of 1996, the Company expensed $440,000 of debt issue cost relating to the Company's prior bank credit agreement with ING Capital Corporation and $759,000 relating to the imputed preferred dividend on the Convertible Preferred. Under U.S. GAAP, a loss on early extinguishment of debt is reported as an extraordinary item rather than as an operating expense and the preferred dividend is reported as a deduction from net income to arrive at the net income attributable to the common shareholders rather than deducted as an operating expense. While net income per common share and all balance sheet accounts are not affected by this difference in GAAP, the net income for the first half of 1996 under U.S. GAAP would be $3,354,000 while under Canadian GAAP the amount reported was $2,595,000. For the three months ended June 30, 1996, net income under U.S. GAAP would be $1,599,000 while under Canadian GAAP the amount reported was $1,215,000. Since the Convertible Preferred was converted into Common Shares on October 30, 1996, this difference in GAAP did not affect the comparable 1997 financial results.

4. COMMITMENTS

     On August 6, 1997, the Company entered into a ten year office lease for its corporate headquarters which is expected to commence on November 1, 1998. The estimated minimum annual rental payments for the first five years of the lease are projected to be $1.15 million per year and the minimum annual rental payments during the remaining five years of the lease are projected to be $1.25 million per year.

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

                         Capital Resources and Liquidity

     During the first half of 1997, the Company made total capital expenditures of $36.1 million, which was primarily funded by the cash generated by operations ($26.9 million) and its available cash. The Company has budgeted capital expenditures for 1997 of between $60 and $70 million. Although the Company's projected cash flow is highly variable and difficult to predict as it is dependent on product prices, drilling success, and other factors, these projected expenditures are expected to exceed the Company's cash flow during 1997. However, as of June 30, 1997, the Company had available working capital of $3.9 million as well as a virtually unused borrowing base of $60.0 million to fund any potential cash flow deficits. If external capital resources are limited or reduced in the future, the Company can also adjust its capital expenditure program accordingly. However, such adjustments could limit, or even eliminate, the Company's future growth.

     In addition to its internal capital expenditure program, the Company has historically required capital for the acquisition of producing properties, which have been a major factor in the Company's rapid growth during recent years. During 1996, the Company spent approximately $48.2 million on property acquisitions, while only $3.5 million was spent during the first six months of 1997. As of August 8, 1997, the Company had committed to an additional $12 million of acquisitions which had either closed or are expected to close during the third quarter. These additional acquisitions will be financed primarily by bank debt. There can be no assurance that additional suitable acquisitions will be identified in the future or that any such acquisitions will be successful in achieving desired profitability objectives. Without suitable acquisitions or the capital to fund such acquisitions, the Company's future growth could be limited or even eliminated.

                            Sources and Uses of Funds

     During the first half of 1997, the Company spent approximately $32.6 million on oil and natural gas exploration and development expenditures and approximately $3.5 million on acquisitions. The exploration and development expenditures included approximately $18.5 million spent on drilling, $4.3 million on geological, geophysical and acreage expenditures and the balance of $9.8 million was spent on workover costs. These expenditures were funded by available cash and cash flow from operations.

     During the first half of 1996, the Company spent approximately $60.7 million of which approximately $48.2 million was spent on acquisitions. The acquisition expenditures included approximately $37.2 million for producing properties acquired from Amerada Hess Corporation (the "Hess Acquisition"), approximately $7.5 million for properties acquired from Ottawa Energy, Inc. plus four other minor acquisitions. These expenditures were funded primarily by bank debt, plus the Company's available cash and cash flow from operations.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                Operating Income

     Operating income increased significantly during 1997 as compared to 1996 as outlined in the following chart. Oil and gas revenue increased primarily as a result of the increased oil and gas production.


                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
-----------------------------------  -------------------    ------------------
                                      1997        1996       1997       1996
-----------------------------------  -------    --------    -------    -------
OPERATING INCOME (THOUSANDS)
      Oil sales                      $11,474    $  6,044    $24,351    $ 9,158
      Natural gas sales                7,288       5,589     15,552     11,492
      Less production expenses        (5,259)     (3,306)   (10,312)    (5,350)
                                     -------    --------    -------    -------
          Operating income           $13,503    $  8,327    $29,591    $15,300
                                     -------    --------    -------    -------

UNIT PRICES
      Oil price per barrel ("Bbl")   $ 16.71    $  17.78    $ 18.32    $ 17.39
      Gas price per thousand cubic
         feet ("Mcf")                   2.28        2.49       2.61       2.80

NETBACK PER BOE (1):
      Sales price                    $ 15.38    $  16.30    $ 17.18    $ 17.07
      Production expenses              (4.31)      (4.63)     (4.44)     (4.42)
                                     -------    --------    -------    -------
                                     $ 11.07    $  11.67    $ 12.74    $ 12.65
                                     -------    --------    -------    -------
AVERAGE DAILY PRODUCTION VOLUME:
      Bbls                             7,543       3,735      7,345      2,894
      Mcf                             35,166      24,638     32,933     22,518
      BOE                             13,405       7,841     12,833      6,647
-----------------------------------  -------    --------    -------    -------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").

     Production increases have been fueled by both internal growth from the Company's development and exploration programs and from the acquisition of producing properties during 1996, particularly the Hess Acquisition. During May and June, 1996, the first two months of ownership, the properties included in the Hess Acquisition averaged approximately 2,945 BOE per day ("BOE/d"). During the first and second quarters of 1997, the production from these same properties averaged approximately 4,385 BOE/d and 4,613 BOE/d respectively, a 49% and 57% increase respectively from initial production levels. Total corporate production on a BOE/d basis increased 21% from the fourth quarter of 1996 average of 10,132 to the first quarter of 1997 average of 12,256 BOE/d, plus an additional increase of 9% to 13,405 BOE/d for the second quarter of 1997. These increases were almost solely as a result of internal development, as the Company had only $3.5 million of acquisitions during the first half of 1997.

     Oil and gas revenue has increased primarily because of the large increase in production. Between the second quarters of 1996 and 1997, oil product prices decreased 6% and natural gas product prices declined by 8% partially offsetting the revenue gains from the improved production levels. When comparing the two six month periods of 1996 and 1997, oil product prices increased by 5% while natural gas product prices declined 7%. Since the 1997 production is more heavily weighted toward oil than gas when compared to 1996, prices on a BOE basis improved slightly (1%) between these two periods. During the first half of 1996, approximately 44% of the Company's production on a BOE basis was oil while during the first half of 1997, approximately 57% of the Company's production on a BOE basis was oil.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Production expenses on an absolute basis increased between the relative periods of 1996 and 1997 along with the increases in production. On a BOE basis, production expenses decreased 7% from the second quarter of 1996 to the comparable period in 1997 and were almost identical when comparing the first half of 1996 to the first half of 1997. This improvement was a result of efficiencies achieved from higher production volumes despite the Company having a higher percentage of oil production in 1997 as compared to 1996, which typically has a higher operating cost per BOE.

                       General and Administrative Expenses

     General and administrative ("G&A") expenses have increased as outlined below along with the Company's growth.

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
-------------------------------  --------------------    --------------------
                                   1997        1996        1997        1996
-------------------------------  --------     -------    --------    --------
NET G&A EXPENSES (THOUSANDS)
      Gross expenses             $  3,329     $ 1,638    $  6,671    $  3,249
      State franchise taxes           108          54         205         107
      Operator recoveries          (1,223)       (545)     (2,391)     (1,077)
      Capitalized exploration
         expenses                    (507)       (262)     (1,160)       (516)
                                 --------     -------    --------    --------
      Net expenses               $  1,707     $   885    $  3,325    $  1,763
                                 --------     -------    --------    --------
Average G&A expense per BOE      $   1.40     $  1.23    $   1.43    $   1.46

Employees as of June 30               131          81         131          81
-------------------------------  --------     -------    --------    --------

     On a BOE basis, these G&A costs were almost identical when comparing the first half of 1996 to the comparable period in 1997. When comparing the second quarter of 1996 to the second quarter of 1997, G&A costs increased 14% on a BOE basis. This increase was primarily due to fees and expenses associated with the move to the New York Stock Exchange from NASDAQ in May, 1997.

                         Interest and Financing Expenses

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
-----------------------------------   -------------------   ------------------
AMOUNTS IN THOUSANDS EXCEPT PER        1997        1996       1997      1996
UNIT AMOUNTS
-----------------------------------   -------    --------   --------   -------
Interest expense                      $    73    $    576   $    152   $   681
Non-cash interest expense                 (25)       (321)       (44)     (321)
                                      -------    --------   --------   -------
Cash interest expense                      48         255        108       360
Interest and other income                (253)        (49)      (765)     (124)
                                      -------    --------   --------   -------
      Net interest expense (income)   $  (205)   $    206   $   (657)  $   236
-----------------------------------   -------    --------   --------   -------
Average interest expense (income)     $ (0.17)   $   0.29   $  (0.28)  $  0.19
  per BOE
Average debt outstanding                  158      13,187        170     8,392
-----------------------------------   -------    --------   --------   -------
Imputed preferred dividend                  -    $    384          -   $   759
Loss on early extinguishment of debt        -           -          -       440
-----------------------------------   -------    --------   --------   -------

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the first half of 1996 and 1997, the Company had minimal debt outstanding as virtually all of the bank debt had been retired during the previous fourth quarter. In 1995, the bank debt was repaid with proceeds from the December 1995 private placement of equity with the Texas Pacific Group ("TPG") and in 1996, the debt was repaid with proceeds from a public offering of Common Shares completed in October, 1996. However, in 1996 the Company did incur debt late in the second quarter in order to fund property acquisitions.

     The private placement of equity in December 1995 with TPG included 1.5 million shares of Convertible Preferred. During the first half of 1996, the Company recognized $759,000 of charges representing the imputed preferred dividend on these shares. On October 30, 1996 the Convertible Preferred was converted into 2.8 million Common Shares. Under Canadian GAAP, this dividend was reported as an operating expense, while under U.S. GAAP this would not be an expense but it would be deducted from net income to arrive at net income attributable to the common shareholders. In addition to paying off its bank debt and converting the Convertible Preferred into common equity during the fourth quarter of 1996, the Company also converted its remaining subordinated debt into common equity, leaving the Company essentially debt-free as of December 31, 1996 and June 30,1997.

     During the first half of 1996, the Company had a $440,000 charge relating to a loss on early extinguishment of debt. These costs related to the remaining unamortized debt issue costs of the Company's prior credit facility which was replaced in May 1996. Under U.S. GAAP, a loss on early extinguishment of debt would be an extraordinary item rather than a normal operating expense as required by Canadian GAAP.

                  Depletion, Depreciation and Site Restoration

     Depletion, depreciation and amortization ("DD&A") has increased along with the additional capitalized cost and increased production. The Company increased the DD&A rate per BOE for the first half of 1997 to $6.50 per BOE to provide for the estimated effect of reduced oil prices on reserve quantities, the estimated effect of rising drilling costs on certain proved undeveloped locations, and higher than anticipated costs on wells drilled in Louisiana that were proved undeveloped locations at December 31, 1996. The oil prices used in the December 31, 1996 reserve report were based on a West Texas Intermediate ("WTI") posting price of $23.39 per bbl while the comparable WTI price at June 30, 1997 was $17.15 per bbl. This reduction in oil prices reduced the June 30, 1997 estimated reserves by approximately 1.3 million barrels. The revised DD&A rate of $6.50 per BOE was applied to the entire six month period with the difference booked in the second quarter, causing the second quarter rate to be $6.95 per BOE. During the first quarter of 1997, the Company's DD&A rate was $5.99 per BOE (the DD&A rate for the year ended December 31, 1996).

     The Company also provides for the estimated future costs of well abandonment and site reclamation, net of any anticipated salvage, on a unit-of-production basis. This provision is included in the DD&A expense and has increased each year along with an increase in the number of properties owned by the Company.

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
---------------------------------   -------------------    -------------------
AMOUNTS IN THOUSANDS EXCEPT PER       1997       1996        1997       1996
UNIT AMOUNTS
---------------------------------   --------    -------    --------   --------
Depletion and depreciation          $  8,355    $ 4,393    $ 14,843   $  7,285
Site restoration provision               118         64         255         97
                                    --------    -------    --------   --------
Total amortization                  $  8,473    $ 4,457    $ 15,098   $  7,382
                                    --------    -------    --------   --------
Average DD&A cost per BOE           $   6.95    $  6.25    $   6.50   $   6.10
---------------------------------   --------    -------    --------   --------

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                  Income Taxes

     Due to a net operating loss of the U.S. subsidiary for tax purposes, the Company does not have any current tax provision. The deferred tax provision as a percentage of net income has varied depending on the mix of Canadian and U.S. expenses. The rate was slightly higher in 1996 due to the non-deductible imputed preferred dividend and interest on the subordinated debt.

                                        Three Months Ended  Six Months Ended
                                             June 30,            June 30
--------------------------------------   ----------------   -----------------
                                          1997      1996     1997      1996
--------------------------------------   -------   ------   -------   -------
Deferred income taxes (thousands)        $ 1,296   $  859   $ 4,359   $ 1,804
Average income tax costs per BOE         $  1.06   $ 1.20   $  1.88   $  1.49
Effective tax rate                            37%      41%       37%       41%
--------------------------------------   -------   ------   -------   -------

                                   Net Income

     Primarily as a result of increased production, net income and cash flow from operations increased substantially on both a gross and per share basis between the first half of 1996 and the first half of 1997 as outlined below. However, net income on a per share basis was the same for the second quarter of 1996 and the second quarter of 1997 even though production and cash flow increased, primarily as a result of the adjustments to the DD&A rate as previously discussed and the significant increase in the number of common shares outstanding since June 30, 1996.

                                        Three Months Ended  Six Months Ended
                                             June 30,            June 30
---------------------------------------  ----------------   -----------------
AMOUNTS IN THOUSANDS EXCEPT PER SHARE     1997      1996     1997      1996
AMOUNTS
---------------------------------------  -------   ------   -------   -------
Net income                               $ 2,207   $1,215   $ 7,422   $ 2,595
Net income per common share:
   Primary                               $  0.11   $ 0.11   $  0.37   $  0.23
   Fully diluted                            0.11     0.11      0.35      0.23
Average number of common shares           20,156   11,555    20,125    11,512
   outstanding
Cash flow from operations (1)            $12,001   $7,238   $26,923   $13,303
---------------------------------------  -------   ------   -------   -------

(1) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table summarizes the cash flow, DD&A and net income on a BOE basis for the comparative periods. Each of the individual components are discussed above.

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
--------------------------------------   ----------------    ----------------
PER BOE (6:1 BASIS)                       1997      1996      1997      1996
--------------------------------------   -------   ------    -------   ------
  Revenue                                $ 15.38   $16.30    $ 17.18   $17.07
  Production expenses                      (4.31)   (4.63)     (4.44)   (4.42)
                                         -------   ------    -------   ------
  Production netback                       11.07    11.67      12.74    12.65
  General and administrative               (1.40)   (1.23)     (1.43)   (1.46)
  Interest                                  0.17    (0.29)      0.28    (0.19)
                                         -------   ------    -------   ------
   Cash flow (1)                            9.84    10.15      11.59    11.00
  DD&A                                     (6.95)   (6.25)     (6.50)   (6.10)
  Deferred income taxes                    (1.06)   (1.20)     (1.88)   (1.49)
  Other non-cash items                     (0.02)   (1.00)     (0.01)   (1.26)
--------------------------------------   -------   ------    -------   ------
   Net income                            $  1.81   $ 1.70    $  3.20   $ 2.15
--------------------------------------   -------   ------    -------   ------

(1) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

                     New U.S. GAAP Accounting Pronouncement

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings Per Share, ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") and makes them more comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common shares that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Basic EPS for the three and six months ended June 30, 1997 of 1997 under SFAS 128 would be $0.11 and $0.37 per common share respectively. SFAS 128 does not affect the computation of EPS for the three and six months ended June 30, 1996.

                           Part II. Other Information


Item 4. Submission of Matters to a Vote of Security Holders

     The Company's Annual and Special Meeting was held on May 21, 1997. At the record date, on April 9, 1997, 20,101,607 Common Shares were issued and outstanding and entitled to vote on all matters submitted at the meeting. The common shareholders of the Company approved the following (as allowed under Canadian regulations, abstentions were not counted.

                                                             For      Against
                                                          ---------  ---------
(1) An  Ordinary  Resolution  to approve an increase in
    the number of Common Shares reserved for issuance
    under the Company's Stock Option Plan;                12,177,173   308,590

(2) The  appointment  of  Deloitte & Touche,  Chartered
    Accountants, to serve as auditors  until  the  next
    annual  meeting  and to authorize the directors to
    fix their renumeration as such; and                   12,499,575     4,320

(3) The election of six nominees as directors             12,500,025     4,920


Item 6.  Exhibits and Reports on Form 8-K during the Second Quarter of 1997

   Exhibits:

      10 Office lease by and between Sandler Legacy, Ltd. as Landlord and Denbury Management, Inc., as Tenant.

      27      Financial Data Shedule

      Reports on Form 8-K:

          None

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DENBURY RESOURCES INC.
                                                (Registrant)



                                    By:    /s/ Phil Rykhoek
                                        -------------------------------
                                                 Phil Rykhoek
                                            Chief Financial Officer



Date: August 12, 1997