Form 10-Q
period 1997-09-30
DENBURY RESOURCES INC
filed 1997-11-06
CIK 945764

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
                             ----------------------

(Mark One)
     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission File Number 33-93722
                           ---------------------------



                             DENBURY RESOURCES INC.
             (Exact name of Registrant as specified in its charter)



         Canada                                    Not applicable
    (State or other                               (I.R.S. Employer
    jurisdiction of                             Identification No.)
    incorporation or
     organization)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                            Outstanding at October 31, 1997
            ---------                          -------------------------------
      Common Stock, no par value                      20,365,699

                            DENBURY RESOURCES INC.

                                    INDEX


Part I.  Financial Information
                                                                      Page

     Consolidated Balance Sheets, September 30, 1997
     (Unaudited) and December 31, 1996                                  3

     Consolidated  Statements of Income for the three
     and nine months ended September 30, 1997 and 1996 (Unaudited)      4

     Consolidated Statements of Cash Flows for the
     nine months ended September 30, 1997 and 1996 (Unaudited)          5

     Notes to Consolidated Financial Statements                         6-8

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9-15


 Part II.  Other Information

     Exhibits and Reports on Form 8-K                                   16

     Signatures                                                         17

                             DENBURY RESOURCES INC.

                           CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands of U.S. Dollars)


                                                      September 30, December 31,
                                                          1997         1996
                                                       ----------    ---------
                                                       (Unaudited)

                               Assets

Current assets
   Cash and cash equivalents                           $    2,236   $   13,453
   Accrued production receivable                            7,097       11,906
   Trade and other receivables                             14,507        3,643
                                                       ----------   ----------
      Total current assets                                 23,840       29,002
                                                       ----------   ----------

Property and equipment (using full cost accounting)
   Oil and gas properties                                 230,521      159,724
   Unevaluated oil and gas properties                       6,389        6,413
   Less accumulated depreciation and depletion            (53,527)     (31,141)
                                                       ----------   ----------
      Net property and equipment                          183,383      134,996
                                                       ----------   ----------
Other assets                                                3,201        2,507
                                                       ----------   ----------
           Total assets                                $  210,424   $  166,505
                                                       ==========   ==========

                     Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable and accrued liabilities            $   16,858   $   10,903
   Oil and gas production payable                           4,060        5,550
   Current portion of long-term debt                           23           67
                                                       ----------   ----------
      Total current liabilities                            20,941       16,520
                                                       ----------   ----------
Long-term liabilities
   Long-term debt                                          20,005          125
   Provision for site reclamation costs                       938          613
   Deferred income taxes and other                         12,982        6,743
                                                       ----------   ----------
      Total long-term liabilities                          33,925        7,481
                                                       ----------   ----------
Shareholders' equity
   Common shares,  no par value, unlimited shares
     authorized; outstanding - 20,364,799 and 20,055,757
     shares at September 30, 1997 and December 31, 1996,
     respectively                                         132,744      130,323
   Retained earnings                                       22,814       12,181
                                                       ----------   ----------
      Total shareholders' equity                          155,558      142,504
                                                       ----------   ----------

      Total liabilities and shareholders' equity       $  210,424   $  166,505
                                                       ==========   ==========




        (See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except per share amounts)
                           (Unaudited - U.S. dollars)

                                      Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                      ------------------  ------------------
                                       1997       1996      1997      1996
                                      -------   --------  --------  --------
Revenues
     Oil, gas and related product
       sales                          $20,180   $ 14,059  $ 60,083  $ 34,709
     Interest and other income            221        301       986       425
                                      -------   --------  --------  --------
           Total revenues              20,401     14,360    61,069    35,134
                                      -------   --------  --------  --------
Expenses
     Production                         5,425      3,847    15,737     9,197
     General and administrative         1,415      1,169     4,535     2,825
     Interest                             235        849       387     1,530
     Imputed preferred dividends            -        394         -     1,153
     Provision for loss on early
       extinguishment of debt               -          -         -       440
     Depletion and depreciation         8,126      5,175    23,224    12,557
     Franchise taxes                      103         53       308       160
                                      -------   --------  --------  --------
            Total expenses             15,304     11,487    44,191    27,862
                                      -------   --------  --------  --------

Income before income taxes              5,097      2,873    16,878     7,272
Provision for income taxes             (1,886)    (1,128)   (6,245)   (2,932)
                                      -------   --------  --------  --------

Net income                            $ 3,211   $  1,745  $ 10,633  $  4,340
                                      =======   ========  ========  ========
Net income per common share
   Primary                            $  0.16   $   0.14  $   0.53  $   0.37
   Fully diluted                         0.15       0.13      0.50      0.36

Average number of common shares
   outstanding                         20,273     11,820    20,175    11,616
                                     ========   ========  ========  =========














        (See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)


                                                         Nine Months Ended
                                                           September 30,
                                                      -----------------------
                                                         1997          1996
                                                      ---------      --------
Cash flow from operating activities:
   Net income                                         $  10,633      $  4,340
   Adjustments needed to reconcile to net cash flow
          provided by operations:
      Depreciation, depletion and amortization           23,224        12,557
      Deferred income taxes                               6,245         2,932
      Imputed preferred dividend                              -         1,153
      Provision for loss on early extinguishment of
          debt                                                -           440
      Other                                                  64           345
                                                       ---------      --------
                                                         40,166        21,767
Changes in working capital items relating to operations:
   Accrued production receivable                          4,809        (4,388)
   Trade and other receivables                          (10,864)         (659)
   Accounts payable and accrued liabilities               5,955         9,688
   Oil and gas production payable                        (1,490)        2,004
                                                      ---------      --------

Net cash flow provided by operations                     38,576        28,412
                                                      ---------      --------
Cash flow from investing activities:
   Oil and gas expenditures                             (54,700)      (25,704)
   Acquisition of oil and gas properties                (16,073)      (47,616)
   Net purchases of other assets                         (1,238)       (1,290)
   Acquisition of subsidiary, net of cash acquired            -           209
                                                      ---------      --------

Net cash used for investing activities                  (72,011)      (74,401)
                                                      ---------      --------
Cash flow from financing activities:
   Bank borrowings                                       19,900        44,900
   Issuance of common stock                               2,421         1,690
   Costs of debt financing                                  (33)         (408)
   Other                                                    (70)         (135)
                                                      ---------      --------

Net cash provided by financing activities                22,218        46,047
                                                      ---------      --------
Net increase (decrease)in cash and cash equivalents     (11,217)           58

Cash and cash equivalents at beginning of year           13,453         6,553
                                                      ---------      --------
Cash and cash equivalents at end of period            $   2,236      $  6,611
                                                      =========      ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest          $     150      $  1,080

Supplemental schedule of noncash financing activities:
    Conversion of subordinated debt to common stock           -         1,465


        (See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                           September 30, 1997 and 1996


1. ACCOUNTING POLICIES

Interim Financial Statements

     The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury Resources Inc. (the "Company" or "Denbury"), the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 1997, and the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flow for the nine months ended September 30, 1997 and 1996.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

Net Income per Common Share

     Net income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding, after adjusting for the one-for-two reverse split effective on October 10, 1996. In accordance with Canadian generally accepted accounting principles ("GAAP"), the imputed dividend during 1996 on the Convertible First Preferred Shares, Series A ("Convertible Preferred") has been recorded as an operating expense in the accompanying financial statements and thus is deducted from net income in computing earnings per common share. The stock options and warrants were included in the calculation of fully-diluted earnings per share. The conversion of the Convertible Preferred and the convertible debt were either anti-dilutive or immaterial and were not included in the calculation of earnings per share for the three and nine months ended September 30, 1996. All of the Convertible Preferred and the convertible debt were converted into common shares during 1996 and thus were not relevant to the calculation of earnings per share during 1997.

2. NOTES PAYABLE AND LONG-TERM INDEBTEDNESS


                                                       September    December
                                                          30,          31,
                                                         1997          1996
                                                      -----------   ----------
                                                       (Amounts in thousands)
                                                      (Unaudited)

Senior bank loan                                      $    20,000   $      100
Other notes payable                                            28           92
   Less portion due within one year                           (23)         (67)
                                                      -----------   ----------
          Total long-term debt                        $    20,005   $      125
                                                      ===========   ==========

Bank Credit Agreement

     In April, 1997, the Company amended its bank credit facility (i) to extend the revolver by one year to May 31, 1999, (ii) to extend the termination date by one year to May 31, 2002, and (iii) to reduce the commitment fee percentages. As of September 30, 1997, the Company had $20 million outstanding on this line of credit with a borrowing base of $60 million.

     In October,  1997, the Company  further amended its bank credit facility to
(i) modify the security requirement of the facility such that mortgages will only be required by the banks to the extent that they were in place as of the date of the amendment and (ii) to modify certain other definitions and minor provisions of the agreement.

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                           September 30, 1997 and 1996



3. DIFFERENCES IN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES BETWEEN CANADA AND THE UNITED STATES

     The consolidated financial statements have been prepared in accordance with Canadian GAAP. The primary difference between Canadian and U.S. GAAP affecting the Company's 1997 financial statements result from the different methodologies for computing earnings per common share. Under U.S. GAAP, the primary and fully-diluted earnings per common share for the first nine months of 1997 would be $0.50 and $0.49, as compared to the $0.53 and $0.50, respectively, as reported under Canadian GAAP. For the three months ended September 30, 1997, the primary and fully-diluted earnings per common share under U.S. GAAP would be $0.15, as compared to the $0.16 and $0.15, as reported under Canadian GAAP. For 1996, under U.S. GAAP, the primary and fully-diluted earnings per common share for the first nine months of 1996 would be $0.36 and $0.35, compared to the $0.37 and $0.36, respectively, as reported under Canadian GAAP. For the three months ended September 30, 1996, the primary and fully-diluted earnings per common share under U.S. GAAP would be $0.14, as compared to the $0.14 and $0.13 as reported under Canadian GAAP.

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings Per Share, ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") and makes them more comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common shares that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Basic EPS for the three and nine months ended September 30, 1997 under SFAS 128 would be $0.16 and $0.53 per common share respectively and $0.14 and $0.37, respectively, for the three and nine months ended September 30, 1996. This compares to $0.15, $0.50, $0.14 and $0.36 for the same respective periods as computed under current U.S. GAAP.

     During the first nine months of 1996, the Company expensed $440,000 of debt issue cost relating to the Company's prior bank credit agreement with ING Capital Corporation and $1,153,000 relating to the imputed preferred dividend on the Convertible Preferred. Under U.S. GAAP, a loss on early extinguishment of debt is reported as an extraordinary item rather than as an operating expense and the preferred dividend is reported as a deduction from net income to arrive at the net income attributable to the common shareholders rather than deducted as an operating expense. While net income per common share and all balance sheet accounts are not affected by this difference in GAAP, the net income for the first nine months of 1996 under U.S. GAAP would be $5,493,000 while under Canadian GAAP the amount reported was $4,340,000. For the three months ended September 30, 1996, net income under U.S. GAAP would be $2,139,000 while under Canadian GAAP the amount reported was $1,745,000. Since the Convertible Preferred was converted into Common Shares on October 30, 1996, this difference in GAAP did not affect the comparable 1997 financial results.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS Nos. 130 and 131 are effective for 1998. Adoption of these standards is not expected to have an effect on the Company's financial statements, financial position or results of operations.

4. COMMITMENTS

     On August 6, 1997, the Company entered into a ten year office lease for its corporate headquarters which is expected to commence late in 1998. The estimated minimum annual rental payments for the first five years of the lease are projected to be $1.15 million per year (commencing on occupancy) and the minimum annual rental payments during the remaining five years of the lease are projected to be $1.25 million per year.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Denbury is an independent energy company engaged in acquisition, development and exploration activities in the U.S. Gulf Coast region. Since 1993, after having disposed of its Canadian oil and natural gas properties, the Company has focused its operations primarily onshore in Louisiana and Mississippi. Over the last four years, the Company has achieved rapid growth in proved reserves, production and cash flow by concentrating on the acquisition of properties which it believes have significant upside potential and through the efficient development, enhancement and operation of those properties.

                         Capital Resources and Liquidity

     During the first nine months of 1997, the Company made total capital expenditures of $70.8 million, which was primarily funded by the cash generated by operations ($40.2 million), bank debt ($19.9 million), and its available cash. The Company has projected capital expenditures for 1997 of over $95 million. Although the Company's projected cash flow is highly variable and difficult to predict as it is dependent on product prices, drilling success, and other factors, these projected expenditures are expected to exceed the Company's cash flow during 1997. However, as of September 30, 1997, the Company had available working capital of $2.9 million as well as approximately $40 million available on its $60 million borrowing base to fund any potential cash flow deficits. The Company also believes that it could increase this borrowing base if necessary. Furthermore, if external capital resources are limited or reduced in the future, the Company can also adjust its capital expenditure program accordingly although such adjustments could limit, or even eliminate, the Company's future growth.

     In addition to its internal capital expenditure program, the Company has historically required capital for the acquisition of producing properties, which have been a significant factor in the Company's rapid growth during recent years, prior to 1997. During 1996, the Company spent approximately $48.2 million on property acquisitions, while only $16.1 million was spent during the first nine months of 1997. Although the annual expenditures were significantly less prior to 1996, during 1993, 1994 and 1995 approximately 60% of the total capital expenditures related to acquisitions. The Company is continuing to seek additional acquisitions that meet its economic criteria and would fund these additional acquisitions, if any, with bank debt or other forms of debt and equity capital. There can be no assurance that additional suitable acquisitions will be identified in the future or that any such acquisitions will be successful in achieving desired profitability objectives. Without suitable acquisitions or the capital to fund such acquisitions, the Company's future growth could be limited or even eliminated.

                            Sources and Uses of Funds

     During the first nine months of 1997, the Company spent approximately $54.7 million on oil and natural gas exploration and development expenditures and approximately $16.1 million on acquisitions. The exploration and development expenditures included approximately $38.2 million spent on drilling, $6.7 million on geological, geophysical and acreage expenditures and the balance of $9.8 million was spent on workover costs. These expenditures were funded by available cash, bank debt and cash flow from operations.

     During the first nine months of 1996, the Company spent approximately $73.3 million of which approximately $47.6 million was spent on acquisitions. The acquisition expenditures included approximately $37.2 million for producing properties acquired from Amerada Hess Corporation (the "Hess Acquisition"), approximately $7.5 million for properties acquired from Ottawa Energy, Inc. plus four other minor acquisitions. These expenditures were funded primarily by bank debt, plus the Company's available cash and cash flow from operations.

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


                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
-----------------------------------  -------------------    ------------------
                                      1997        1996       1997       1996
-----------------------------------  -------    --------    -------    -------
OPERATING INCOME (THOUSANDS)
      Oil sales                      $12,085    $  8,296    $36,436    $17,455
      Natural gas sales                8,095       5,763     23,647     17,254
      Less production expenses        (5,425)     (3,847)   (15,737)    (9,197)
                                     -------    --------    -------    -------
          Operating income           $14,755    $ 10,212    $44,346    $25,512
                                     -------    --------    -------    -------

UNIT PRICES
      Oil price per barrel ("Bbl")   $ 16.12    $  18.84    $ 17.53    $ 18.05
      Gas price per thousand cubic
         feet ("Mcf")                   2.43        2.36       2.54       2.64

NETBACK PER BOE (1):
      Sales price                    $ 15.45    $  16.59    $ 16.56    $ 16.87
      Production expenses              (4.15)      (4.54)     (4.34)     (4.47)
                                     -------    --------    -------    -------
         Production netback          $ 11.30    $  12.05    $ 12.22    $ 12.40
                                     -------    --------    -------    -------

AVERAGE DAILY PRODUCTION VOLUME:
      Bbls                             8,148       4,785      7,615      3,529
      Mcf                             36,282      26,537     34,061     23,867
      BOE (1)                         14,195       9,208     13,292      7,507
-----------------------------------  -------    --------    -------    -------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").

     Production increases have been fueled by both internal growth from the Company's development and exploration programs and from the acquisition of producing properties during 1996, particularly the Hess Acquisition. During May and June, 1996, the first two months of ownership, the properties included in the Hess Acquisition averaged approximately 2,945 BOE per day ("BOE/d"). During the first, second and third quarters of 1997, the production from these same properties averaged approximately 4,385 BOE/d, 4,613 BOE/d and 5,373 respectively, a 49%, 57% and 82% increase respectively from initial production levels. Total corporate production on a BOE/d basis increased 21% from the fourth quarter of 1996 average of 10,132 to the first quarter of 1997 average of 12,256 BOE/d, increased an additional 9% to 13,405 BOE/d for the second quarter of 1997 and an additional increase of 6% to 14,195 BOE/d for the third quarter of 1997. Since the Company had only $16.1 million of acquisitions during the first nine months of 1997 (most of which occurred during the third quarter) the production increases during the last twelve months were almost solely as a result of internal development. On a quarter to quarter comparison, production on a BOE basis increased 54% between the respective third quarters. When comparing the nine month periods, production on a BOE basis has increased 77% as this increase includes the partial effect of the Hess Acquisition effective in May, 1996.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Oil and gas revenue has increased primarily because of the large increase in production. Between the third quarters of 1996 and 1997, oil product prices decreased 14% while natural gas product prices increased by only 3%, making an overall price decline of 7% if measured on a BOE basis. This overall decline in product prices partially offset the revenue gains from the improved production levels particularly since the 1997 production is more heavily weighted toward oil. During the third quarter of 1996, approximately 52% of the Company's production on a BOE basis was oil while during the third quarter of 1997, approximately 57% of the Company's production on a BOE basis was oil. When comparing the two nine month periods of 1996 and 1997, oil product prices decreased by 3% and natural gas product prices declined 4% or an overall decline of 2% when measured on a BOE basis. During the first nine months of 1996, approximately 47% of the Company's production on a BOE basis was oil while during the first nine months of 1997, approximately 57% of the Company's production on a BOE basis was oil.

     Production expenses on an absolute basis increased between the relative periods of 1996 and 1997 along with the increases in production. On a BOE basis, production expenses decreased 8% from the third quarter of 1996 to the comparable period in 1997 and decreased 3% when comparing the first nine months of 1996 to the first nine months of 1997. This improvement was a result of efficiencies achieved from higher production volumes (on both an absolute basis and per well basis) despite the Company having a higher percentage of oil production in 1997 as compared to 1996, which typically has a higher operating cost per BOE.

                       General and Administrative Expenses

     General and administrative ("G&A") expenses have increased as outlined below along with the Company's growth.

                                  Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
-------------------------------  --------------------    --------------------
                                   1997        1996        1997        1996
-------------------------------  --------     -------    --------    --------
NET G&A EXPENSES (THOUSANDS)
      Gross expenses             $  3,328     $ 2,334    $  9,999    $  5,583
      State franchise taxes           103          53         308         159
      Operator overhead charges    (1,398)       (829)     (3,789)     (1,906)
      Capitalized exploration
         expenses                    (515)       (336)     (1,675)       (851)
                                 --------     -------    --------    --------
      Net expenses               $  1,518     $ 1,222    $  4,843    $  2,985
                                 --------     -------    --------    --------

Average G&A expense per BOE      $   1.16     $  1.44    $   1.33    $   1.45

Employees as of September 30          141         109         141         109
-------------------------------  --------     -------    --------    --------

     On a BOE basis, G&A expenses declined 8% when comparing the first nine months of 1996 to the comparable period in 1997. When comparing the third quarter of 1996 to the third quarter of 1997, G&A costs decreased 19% on a BOE basis. Both decreases are partially attributable to the increased production on both an absolute and per well basis. Furthermore, the respective well operating agreements allow the Company, when they are operator, to charge a well with a specified overhead rate during the drilling phase. As a result of the increased drilling activity in 1997, the percentage of gross G&A recovered through these types of allocations (listed in the above table as "Operator overhead charges") increased when compared to the corresponding periods of 1996. During the first nine months of 1996, approximately 34% was recovered by operator overhead charges, while during the comparable period of 1997 this increased to 38%. This trend is even more pronounced in the third quarter of 1997 with 42% of the gross G&A recovered as compared to 35% for the third quarter of 1996.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Interest and Financing Expenses


                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
-----------------------------------   -------------------   ------------------
AMOUNTS IN THOUSANDS EXCEPT PER
    UNIT AMOUNTS                        1997        1996       1997      1996
-----------------------------------   -------    --------   --------   -------
Interest expense                      $   235    $    849   $    387   $ 1,530
Non-cash interest expense                 (20)        (22)       (64)     (345)
                                      -------    --------   --------   -------
Cash interest expense                     215         827        323     1,185
Interest and other income                (221)       (301)      (986)     (425)
                                      -------    --------   --------   -------
      Net interest expense (income)   $    (6)   $    526   $   (663)  $   760
-----------------------------------   -------    --------   --------   -------
Average interest expense (income)
     per BOE                          $  0.00    $   0.62   $  (0.18)  $  0.37

Average debt outstanding               10,375      44,939      3,610    20,673
-----------------------------------   -------    --------   --------   -------
Imputed preferred dividend                  -    $    394          -   $ 1,153
Loss on early extinguishment of
     debt                                   -           -          -       440
-----------------------------------   -------    --------   --------   -------

     During the first half of 1996 and 1997, the Company had minimal debt outstanding as virtually all of the bank debt had been retired during the previous fourth quarter. In 1995, the bank debt was repaid with proceeds from the December 1995 private placement of equity with the Texas Pacific Group ("TPG") and in 1996, the debt was repaid with proceeds from a public offering of Common Shares completed in October, 1996. However, in 1996 the Company did incur debt late in the second quarter in order to fund property acquisitions and during the third quarter of 1997, the Company borrowed approximately $20 million to fund $12.5 million of property acquisitions and $7.5 million of development expenditures.

     The private placement of equity in December 1995 with TPG included 1.5 million shares of Convertible Preferred. During the first nine months of 1996, the Company recognized $1,153,000 of charges representing the imputed preferred dividend on these shares. On October 30, 1996 the Convertible Preferred was converted into 2.8 million Common Shares. Under Canadian GAAP, this dividend was reported as an operating expense, while under U.S. GAAP this would not be an expense but it would be deducted from net income to arrive at net income attributable to the common shareholders.

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

                  Depletion, Depreciation and Site Restoration

     Depletion, depreciation and amortization ("DD&A") has increased along with the additional capitalized cost and increased production. The Company's DD&A rate per BOE for the first half of 1997 increased to $6.50 per BOE to provide for the estimated effect of reduced oil prices on reserve quantities, the estimated effect of rising drilling costs on certain proved undeveloped locations, and higher than anticipated costs on wells drilled in Louisiana that were proved undeveloped locations at December 31, 1996. In comparison, the Company's DD&A rate was $5.99 per BOE for the year ended December 31, 1996. The oil prices used in the December 31, 1996 reserve report were based on a West Texas Intermediate ("WTI") posting price of $23.39 per bbl in accordance with the rules of the Securities and Exchange Commission while the comparable WTI price at June 30, 1997 was $17.15 per bbl. This reduction in oil prices reduced the June 30, 1997 estimated reserves by approximately 1.3 million barrels. As a

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

result of two oil and gas discoveries announced in September, 1997, the Company's third quarter DD&A rate decreased to $6.22 per BOE ($6.40 per BOE for the nine months ended September 30, 1997). During the third quarter of 1997, the Company also transferred approximately $4.6 million from the unevaluated properties to the full cost pool leaving a balance of approximately $6.4 million in unevaluated properties as of September 30, 1997. The DD&A effect of this transfer was approximately $440,000 for the quarter.

     The Company also provides for the estimated future costs of well abandonment and site reclamation, net of any anticipated salvage, on a unit-of-production basis. This provision is included in the DD&A expense and has increased each year along with an increase in the number of properties owned by the Company.


                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
---------------------------------   -------------------    -------------------
AMOUNTS IN THOUSANDS EXCEPT PER
    UNIT AMOUNTS                      1997       1996        1997       1996
---------------------------------   --------    -------    --------   --------
Depletion and depreciation          $  8,050    $ 5,146    $ 22,899   $ 12,430
Site restoration provision                76         29         325        127
                                    --------    -------    --------   --------
Total amortization                  $  8,126    $ 5,175    $ 23,224   $ 12,557
                                    --------    -------    --------   --------
Average DD&A cost per BOE           $   6.22    $  6.11    $   6.40   $   6.10
---------------------------------   --------    -------    --------   --------

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

                                        Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
--------------------------------------   ----------------   -----------------
                                          1997      1996     1997      1996
--------------------------------------   -------   ------   -------   -------
Deferred income taxes (thousands)        $ 1,886   $1,128   $ 6,245   $ 2,932

Average income tax costs per BOE         $  1.44   $ 1.33   $  1.72   $  1.43

Effective tax rate                            37%      39%       37%       40%
--------------------------------------   -------   ------   -------   -------

                                   Net Income

     Primarily as a result of the increased production, net income and cash flow from operations increased substantially on both a gross and per share basis between the first nine months of 1996 and the first nine months of 1997 as outlined below. Net income on a per share basis also increased between the third quarter of 1996 and the third quarter of 1997, even though the percentage increase was less significant as a result of the adjustments to the DD&A rate as previously discussed and the significant increase in the number of common shares outstanding since September 30, 1996.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                        Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
---------------------------------------  ----------------   -----------------
AMOUNTS IN THOUSANDS EXCEPT PER SHARE
   AMOUNTS                                1997      1996     1997      1996
---------------------------------------  -------   ------   -------   -------
Net income                               $ 3,211   $1,745   $10,633   $ 4,340
Net income per common share:
   Primary                               $  0.16   $ 0.14   $  0.53   $  0.37
   Fully diluted                            0.15     0.13      0.50      0.36

Average number of common shares
   outstanding                            20,273   11,820    20,175    11,616

Cash flow from operations (1)            $13,243   $8,464   $40,166   $21,767
---------------------------------------  -------   ------   -------   -------

(1) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

     The following table summarizes the cash flow, DD&A and net income on a BOE basis for the comparative periods. Each of the individual components are discussed above.

                                           Three Months        Nine months
                                              Ended               Ended
                                          September 30,       September 30,
--------------------------------------   ---------------- -------------------
PER BOE (6:1 BASIS)                       1997      1996      1997      1996
--------------------------------------   -------   ------    -------   ------
  Revenue                                $ 15.45   $16.59    $ 16.56   $16.87
  Production expenses                      (4.15)   (4.54)     (4.34)   (4.47)
                                         -------   ------    -------   ------
  Production netback                       11.30    12.05      12.22    12.40
  General and administrative               (1.16)   (1.44)     (1.33)   (1.45)
  Interest                                  0.00    (0.62)      0.18    (0.37)
                                         -------   ------    -------   ------
   Cash flow (1)                           10.14     9.99      11.07    10.58
  DD&A                                     (6.22)   (6.11)     (6.40)   (6.10)
  Deferred income taxes                    (1.44)   (1.33)     (1.72)   (1.43)
  Other non-cash items                     (0.02)   (0.49)     (0.02)   (0.94)
--------------------------------------   -------   ------    -------   ------
   Net income                            $  2.46   $ 2.06    $  2.93   $ 2.11
--------------------------------------   -------   ------    -------   ------

(1) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

                             Year 2000 Modifications

     The Company is currently reviewing its computer systems in order to evaluate necessary modifications for the year 2000. The Company does not currently anticipate that it will incur material expenditures to complete any such modifications.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                          Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "expect," "predict," "anticipate," "projected," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

                           Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K during the Third Quarter of 1997

   Exhibits:

        10 Second amendment to Credit Agreement dated October 15, 1997 to the Credit Agreement dated May 31, 1996 between the Company and NationsBank of Texas, N.A. as agent.


Reports on Form 8-K:

     On September 12, 1997, the Company reported that it had made two recent discoveries which added approximately 4.2 million barrels of oil and 6.7 billion cubic feet of gas to its proved reserves based on estimates from its independent consulting engineers.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DENBURY RESOURCES INC.
                                                (Registrant)


                                              /s/ Phil Rykhoek
                                    By:  --------------------------------
                                                Phil Rykhoek
                                            Chief Financial Officer


Date: November 6, 1997