Form 10-K
period 1997-12-31
DENBURY RESOURCES INC
filed 1998-03-19
CIK 945764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _________ to________

                         Commission file number 33-93722
                             DENBURY RESOURCES INC.
                            DENBURY MANAGEMENT, INC.
             (Exact name of Registrants as specified in its charter)


         Canada                               Not applicable
         Texas                                  75-2294373
    (State or other                          (I.R.S. Employer
      jurisdiction                          Identification No.)
  of incorporation or
     organization)

17304 Preston Rd.,Suite 200                       75252
       Dallas, TX
(Address of principal                            (Zipcode)
  executive offices)


Registrant's telephone number, including area code: (972)673-2000

Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class               Name of Each Exchange on Which
                                                      Registered
--------------------------------------- ---------------------------------------
Common Shares ( No Par Value)                   New York Stock Exchange
======================================= =======================================

Securities registered pursuant to Section 12(g) of the Act:
                                           9% Senior Subordinated Notes due 2008

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

     As of March 16, 1998, the aggregate market value of the registrant's Common Shares held by non-affiliates was approximately $272,000,000.

     The number of shares outstanding of the registrant's Common Shares as of March 16, 1998, was 26,598,413.

                       DOCUMENTS INCORPORATED BY REFERENCE


Document                                             Incorporated as to
1.Notice  and  Proxy  Statement  for the             1.  Part III, Items 10, 11,
  Annual Meeting of Shareholders to be held              12, and 13
  May 19, 1998
2.Annual Report to Shareholders for the              2.  Part I, Item 1 and Part
  year ended December 31, 1997                           II, Items 5, 6, 7, 8

                                     PART I

Item 1. Business

The Company

     Denbury Resources Inc. ("Denbury" or the "Company") is a Canadian corporation organized under the Canada Business Corporations Act engaged in the acquisition, development, operation and exploration of oil and gas properties primarily in the Gulf Coast region of the United States through its wholly-owned subsidiary, Denbury Management, Inc., a Texas corporation. Denbury's corporate headquarters is located at Suite 200, 17304 Preston Road, Dallas, Texas 75252, U.S.A. and its Canadian office is located at 2550, 140--4th Avenue S.W., Calgary, Alberta T2P 3N3. At December 31, 1997, the Company had 157 employees, 66 of which were employed in field operations.

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

     The Company has one wholly owned subsidiary, Denbury Management, Inc. ("Denbury Management"). Another wholly owned subsidiary, Denbury Holdings Ltd., was merged into the parent company in December 1997. Denbury Management has two active wholly owned subsidiaries, Denbury Marine, L.L.C. and Denbury Energy Services. The Company's consolidated financial statements include the accounts of the parent company and all wholly owned subsidiaries.

History

     The Company acquired all of the outstanding shares of Denbury Management in a multi-step transaction in July 1992, in exchange for 2,771,530 Common Shares (the "Denbury Acquisition"). Upon completion of the Denbury Acquisition, Mr. Gareth Roberts, the then president of Denbury Management, was appointed the President and Chief Executive Officer of the Company and was elected to the Company's board of directors. He has served in that capacity since that time. The Denbury Acquisition signaled a new direction for the Company and added a new geographic area of operation (the states of Texas, Louisiana and Mississippi), and management expertise to the Company. Subsequent to the merger, in September 1993, Denbury sold all of its remaining Canadian oil and gas operations for approximately $3.1 million. As a result, 100% of Denbury's oil and gas operations are now conducted in the Southern United States through its subsidiary, Denbury Management.

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

Business Strategy

     Information as to the Company's business strategy is set forth under "Company Business Strategy", appearing on Page 10 of the Annual Report. Such information is incorporated herein by reference.

Acquisitions of Oil and Gas Properties

Information as to recent acquisitions by the Company is set forth under "Acquisition of Oil and Natural Gas Properties", appearing on page 9 of the Annual Report. Such information is incorporated herein by reference.

Oil and Gas Operations

Information regarding selected operating data and a discussion of the Company's two significant operating areas and the primary properties within those two areas is set forth under "Selected Operating Data", "Operations in Southern Louisiana" and "Operations in Mississippi", appearing on pages 6 and 7 and pages 12 through 18 of the Annual Report. Such information is incorporated herein by reference.

Oil and Gas Acreage

     The following table sets forth Denbury's acreage position at December 31, 1997:

                        Developed                 Undeveloped
                -------------------------   ----------------------
                   Gross          Net          Gross        Net
                -----------   -----------   ----------   ---------
Louisiana            28,458        19,813       19,859       8,693
Mississippi          17,584        12,913       26,038      10,610
                -----------   -----------   ----------   ---------
Total                46,042        32,726       45,897      19,303
                ===========   ===========   ==========   =========


Productive Wells

     This table sets forth both the gross and net productive wells of the Company at December 31, 1997:

              Producing Oil Wells   Producing Gas Wells         Total
              ------------------    ------------------    -----------------
                Gross      Net       Gross       Net       Gross      Net
              --------   -------    -------    -------    -------   -------
Louisiana           40      25.7         70       43.2       110       68.9
Mississippi        276     247.2         21        7.2       297      254.4
              --------   -------    -------    -------    -------   -------
  Total            316     272.9         91       50.4       407      323.3
              ========   =======    =======    =======    =======   =======

Drilling Activity

     The following table sets forth the results of drilling activities during each of the three fiscal years in the period ended December 31, 1997.

                                         Year Ended December 31,
                                ------------------------------------------
                                    1997          1996           1995
                                ------------  -------------  -------------
                                Gross   Net   Gross    Net   Gross   Net
                                -----  -----  ------  -----  -----  ------

Exploratory Wells: (1)
     Productive (2)...........      2    0.7      -      -      -       -
     Nonproductive (3)........      7    2.3      1     1.0     2      1.0

Development Wells: (1)
     Productive (2)...........     33   22.5      9     7.9     2      1.5
     Nonproductive (3)........      2    0.8      -      -      -       -
                                -----  -----  ------  -----  -----  ------
            Total.............     44   26.3     10     8.9     4      2.5
                                =====  =====  ======  =====  =====  ======

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

(2) A productive well is an exploratory or development well found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

(3) A nonproductive well is an exploratory or development well that is not a producing well.

There were six wells in the process of drilling at December 31, 1997.

Title to Properties

     Customarily in the oil and gas industry, only a perfunctory title examination is conducted at the time properties believed to be suitable for drilling operations are first acquired. Prior to commencement of drilling operations, a thorough drill site title examination is normally conducted, and curative work is performed with respect to significant defects. During acquisitions, title reviews are performed on all properties; however, formal title opinions are obtained on only the higher value properties. The Company believes that it has good title to its oil and natual gas properties, some of which are subject to minor encumbrances, easements and restrictions.

Production

     The following tables summarize sales volume, sales price and production cost information for the Company's net oil and gas production for each year of the three-year period ended December 31, 1997. "Net" production is production that is owned by the Company and produced for its interest after deducting royalties and other similar interests.


                              Year Ended December 31,
                            --------------------------
                              1997     1996     1995
                            --------  -------  -------
Net production volume
   Crude oil - (MBbls)         2,884     1,500      728
   Natural gas - (MMcf)       13,257     8,933    4,844
   Equivalent - MBOE (1)       5,094     2,989    1,535


Average sales price
   Crude oil - ($/Bbl)       $ 17.25   $ 18.98   $14.90
   Natural gas - ($/Mcf)        2.68      2.73     1.90
   Per equivalent BOE (1)      16.75     17.69    13.05

Average production cost
  Per equivalent BOE (1)     $  4.36   $  4.51   $ 4.42

            (1)Based on a 6 Mcf to 1 Bbl gas to oil conversion ratio.

Significant Oil and Gas Purchasers

     Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. The loss of any purchaser would not be expected to have a material adverse effect upon the Company. For the year ended December 31, 1997, the Company sold 10% or more of its net production of oil and gas to the following purchasers: Hunt Refining (42%), Natural Gas Clearinghouse (22%) and Columbia Energy Services (10%).

Geographic Segments

     All Canadian oil and gas properties were disposed of in 1993 and thus, all of the Company's operations are now in the United States.

Competition

     The oil and gas industry is highly competitive in all its phases. The Company encounters strong competition from many other energy companies, in acquiring economically desirable producing properties and drilling prospects, and in obtaining equipment and labor to operate and maintain its properties. In addition, many energy companies possess greater resources than the Company.

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

Oil Marketing

     Denbury markets its oil to a variety of purchasers, most of which are large, established companies. The oil is generally sold under a short-term contract with the sales price based on an applicable posted price, plus a negotiated premium. This price is determined on a well-by-well basis and the purchaser generally takes delivery at the wellhead. Mississippi oil, which accounted for approximately 77% of the Company's oil production in 1997, is primarily light sour crude and sells at a discount to the published West Texas Intermediate posting. The balance of the oil production, Louisiana oil, is primarily light sweet crude, which typically sells at a slight premium to the West Texas Intermediate posting.

     The Company is currently selling a majority of its oil under a two-year contract to Hunt Refining which expires in April 1998 and is currently receiving a premium to the posted price in this contract. The Company may not be able to renew this contract in the future or may not be able to obtain terms as favorable as those in the existing contract.

Natural Gas Marketing

     Virtually all of Denbury's natural gas production is close to existing pipelines and consequently, the Company generally has a variety of options to market its natural gas. The Company sells the majority of its natural gas on one year contracts with prices fluctuating month-to-month based on published pipeline indices with slight premiums or discounts to the index.

Production Price Hedging

     For 1995, the Company entered into financial contracts to hedge 75% of the Company's net natural gas production and 43% of the Company's net oil production. The net effect of these hedges was to increase oil and natural gas revenues by approximately $750,000 during 1995. The Company did not enter into any hedging contracts during 1996 or 1997, although it may enter into such contracts in the future.

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

Gathering Regulations

     Under the Natural Gas Act (the "NGA"), facilities used for and operations involving the production and gathering of natural gas are exempt from FERC jurisdiction, while facilities used for and operations involving interstate transmission are not. Under current law even facilities which otherwise would have been classified as gathering may be subject to the FERC's rate and service jurisdiction when owned by an interstate pipeline company and when such regulation is necessary in order to effectuate FERC's Order No. 636 open-access initiatives. FERC has reaffirmed that it does not have jurisdiction over natural gas gathering facilities and services and that such facilities and services are properly regulated by state authorities. As a result, natural gas gathering may receive greater regulatory scrutiny by state agencies. In addition, the FERC has approved several transfers by interstate pipelines of gathering facilities to unregulated gathering companies, including affiliates. This could allow such companies to compete more effectively with independent gatherers.

     State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. While some states provide for the rate regulation of pipelines engaged in the intrastate transportation of natural gas, such regulation has not generally been applied against gatherers of natural gas. Natural gas gathering may receive greater regulatory scrutiny following the pipeline industry restructuring under Order No. 636. Thus the Company's gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services.

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

     The Resource Conservation and Recovery Act ("RCRA") is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements (and liability for failure to meet such requirements) on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most crude oil and natural gas exploration and production wastes to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. At various times in the past, proposals have been made to amend RCRA and various state statutes to rescind the exemption that excludes crude oil and natural gas exploration and production wastes from regulation as hazardous waste under such statutes. Repeal or modifications of this exemption by administrative, legislative or judicial process, or through changes in applicable state statutes, would increase the volume of hazardous waste to be managed and disposed of by the Company. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any such change in the applicable statues may require the Company to make additional capital expenditures or incur increased operating expenses.

     Some states have enacted statutes governing the handling, treatment, storage and disposal of naturally occurring radioactive material ("NORM"). NORM is present in varying concentrations in subsurface and hydrocarbon reservoirs around the world and may be concentrated in scale, film and sludge in equipment that comes in contact with crude oil and natural gas production and processing streams. Mississippi legislation prohibits the transfer of property for residential or other unrestricted use if the property contains NORM above prescribed levels.

     The Company also is subject to a variety of federal, state, and local permitting and registration requirements relating to protection of the environment. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

Taxation

     Since all of the Company's oil and natural gas operations are located in the United States, the Company's primary tax concerns relate to U.S. tax laws, rather than Canadian laws. Certain provisions of the United States Internal Revenue Code of 1986, as amended, are applicable to the petroleum industry. Current law permits the Company to deduct currently, rather than capitalize, intangible drilling and development costs ("IDC") incurred or borne by it. The Company, as an independent producer, is also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced by it (if such percentage of depletion exceeds cost depletion). Generally, this deduction is 15% of gross income from an oil and natural gas property, without reference to the taxpayer's basis in the property. Percentage depletion can not exceed the taxable income from any property (computed without allowance for depletion), and is limited in the aggregate to 65% of the Company's taxable income. Any depletion disallowed under the 65% limitation, however, may be carried over indefinitely. See Note 4 "Income Taxes" of the Consolidated Financial Statements for additional tax disclosures and such information is incorporated herein by reference.

Estimated Net Quantities of Proved Oil and Gas Reserves and Present Value of Estimated Future Net Revenues

     Net proved oil and gas reserves as of December 31, 1997, 1996,and 1995 have been prepared by Netherland, Sewell and Associates, Inc., independent petroleum engineers located in Dallas, Texas. See Note 11 "Supplemental Reserve Information" of the Consolidated Financial Statements for disclosure of reserve amounts and such information is incorporated herein by reference.

Forward-Looking Statements

     The statements contained in this Annual Report on Form 10-K ("10-K Report") that are not historical facts, including, but not limited to, statements found in this Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" are "forward-looking statements," as that term is defined in Section 21E of the Exchange Act, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals, dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "expect", "predict," "anticipate," "projected," "should," "assume," "believe," or other words that convey the uncertainty of future events or outcomes. Such forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this 10-K Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

Item 2.  Properties

     See Item 1. "Business - Oil and Gas Operations, Oil and Gas Acreage, Productive Wells and Estimated Net Quantities of Proved Oil and Gas Reserves and Present Value of Estimated Future Net Revenues". The Company also has various operating leases for rental of office space, office equipment, and vehicles. See
Note 7 "Commitments and Contingencies" of the Consolidated Financial Statements for the future minimum rental payments and such information is incorporated herein by reference.

Item 3.  Legal Proceedings

     In June of 1997, a well blow-out occurred at the Lake Chicot Field, for which the Company is operator, in St. Martin Parish, Louisiana in which four individuals that were employees of other third party entities were killed, none of whom were employees or contractors of the Company. In connection with this blow-out, a lawsuit was filed on July 2, 1997, Barbara Trahan, et al.v. Mallard Bay Drilling L.L.C., Parker Drilling Company and Denbury Management, Inc., Case No. 58226-G in the 16th Judicial District court in St. Martin Parish, Louisiana alleging various defective and dangerous conditions, violation of certain rules and regulations and acts of negligence. The Company believes that all litigation to which it is a party is covered by insurance and none of such legal proceedings can be reasonable expected to have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

      There are no other potentially material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. However, due to the nature of its business, certain legal or administrative proceedings arise from time to time in the ordinary course of its business.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted for a vote of security holders during the fourth quarter of 1997.

                                     PART II

Item 5.  Market for the Common Stock and Related Matters

     Information as to the markets in which the Company's Common Stock is traded, the quarterly high and low prices for such stock, the dividends declared with respect to the Common Stock during the last two years, and the approximate number of stockholders of record at February 1, 1998, is set forth under "Quarterly Stock Information", appearing on page 47 of the Annual Report. Information as to restrictions on the payment of dividends with respect to the Company's Common Stock is set forth in Note 5 "Shareholders' Equity" of the Consolidated Financial Statements. Such information is incorporated herein by reference. The closing price of the Company's stock on The New York Stock Exchange and The Toronto Stock Exchange on March 16, 1998 was $17.06 and $24.30 respectively.

Item 6.  Selected Financial Data

     Selected Financial Data for the Company for each of the last five years are set forth under "Financial Highlights", appearing on page 1 of the Annual Report. All such information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information as to the Company's financial condition, changes in financial condition and results of operations and other matters is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing on pages 19 through 26 of the Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable

Item 8. Financial Statements and Supplementary Data

     The Company's consolidated financial statements, accounting policy disclosures, notes to financial statements, business segment information and independent auditors' report are presented on pages 27 through 47 of the Annual Report. Selected quarterly financial data are set forth under "Unaudited Quarterly Information" appearing on page 46 of the Annual Report. All such information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None
                                       10

                                    Part III

Item 10. Directors and Executive Officers of the Company

Directors of the Company

     Information as to the names, ages, positions and offices with Denbury, terms of office, periods of service, business experience during the past five years and certain other directorships held by each director or person nominated to become a director of Denbury will be set forth in the "Election of Directors" segment of the Proxy Statement for the Annual and Special Meeting of shareholders to be held May 19, 1998, ("Annual Meeting") and is incorporated herein by reference.

Executive Officers of the Company

     Information concerning the executive officers of Denbury will be set forth in the "Management" section of the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and exchanges and to furnish the Company with copies. Based solely on its review of the copies of such forms received by it, or written representations from such persons, the Company is not aware of any person who failed to file any reports required by
Section 16(a) to be filed for fiscal 1997.

Item 11. Executive Compensation

     Information concerning remuneration received by Denbury's executive officers and directors will be presented under the caption "Statement of Executive Compensation" in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information as to the number of shares of Denbury's equity securities beneficially owned as of March 15, 1998, by each of its directors and nominees for director, its five most highly compensated executive officers and its directors and executive officers as a group will be presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     Information on related transactions will be presented under the caption "Compensation Committee Interlocks and Insider Participation" and "Interests of Insiders in Material Transactions" in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules. Financial statements filed as a part of this report are presented on pages 27 through 47 of the Annual Report and are incorporated herein by reference. Footnote 10 "Condensed Consolidating Financial Information" of the Consolidated Financial Statements presents seperate condensed financial statements for Denbury Resources Inc. and Denbury Management, Inc. Additional seperate disclosures are not considered necessary as they are not material to investors. The following schedules are filed as part of this report:

         Schedule I: Condensed Financial Information of the Registrant.

Exhibits.  The following exhibits are filed as a part of this report.


  Exhibit No.         Exhibit

        3(a) Articles of Continuance of the Company, as amended (incorporated by reference as Exhibits 3(a), 3(b), 3(c), 3(d) of the Registrant's Registration Statement on Form F-1 dated August 25, 1995, Exhibit 4(e) of the Registrant's Registration Statement on Form S-8 dated February 2, 1996 and Exhibit 3(a) of the Pre-effective Amendment No. 2 of the Registrant's Registration Statement on Form S-1 dated October 22, 1996).

        3(b) General By-Law No. 1: A By-Law Relating Generally to the Conduct of the Affairs of the Company, as amended (incorporated by reference as Exhibit 3(e) of the Registrant's Registration
               Statement on Form F-1 dated August 25, 1995 and Exhibit 4(d) of the Registrant's Registration Statement on Form S-8 dated February 2, 1996).

        3(c) Restated Articles of Incorporation of Denbury Management, Inc. (incorporated by reference as Exhibit 3(c) of Registrant's Registration Statement on Form S-3 dated February 19, 1998)

        3(d)   Bylaws of Denbury Management,  Inc. (incorporated by reference as
               Exhibit 3(d) of Registrant's Registration Statement on Form S-3 dated February 19, 1998)

        4(a) See Exhibits 3(a), 3(b), 3(c), and 3(d) for provisions of the Articles of Continuance and General By-Law No. 1 of the Company defining the rights of the holders of Common Shares.

        4(b) Form of Indenture between Denbury Management and Chase Bank of Texas, National Association, as trustee (incorporated by reference as Exhibit 4(b) of Registrant's Registration Statement on Form S-3 dated February 19, 1998)

        10(a) Shelf Registration Agreement dated April 24, 1995, by and among Newscope Resources Ltd. and holders of Special Warrants (incorporated by reference as Exhibit 10(a) of the Registrant's Registration Statement on Form F-1 dated August 25, 1995).

        10(b) Common Share Purchase Warrant representing right of Internationale Nederlanden (U.S.) Capital Corporation to purchase 150,000 Common Shares of Newscope Resources Ltd. (incorporated by reference as Exhibit 10(c) of the Registrant's Registration Statement on Form F-1 dated August 25, 1995).

        10(c) Registration Rights Agreement dated May 5, 1995, between Internationale Nederlanden (U.S.) Capital Corporation and Newscope Resources Ltd. (incorporated by reference as Exhibit 10(d) of the Registrant's Registration Statement on Form F-1 dated August 25, 1995).

        10(d)  Denbury  Resources  Inc.  Stock  Option  Plan   (incorporated  by
               reference as Exhibit 4(f) of the Registrant's Registration Statement on Form S-8 dated February 2, 1996).

   Exhibit No.            Exhibit
        10(e) Denbury Resources Inc. Stock Purchase Plan (incorporated by reference as Exhibit 4(g) of the Registrant's Registration
               Statement  on Form S-8 dated  February  2,  1996).

        10(f) Form of indemnification agreement between Newscope Resources Ltd. and its officers and directors (incorporated by reference as Exhibit 10(h) of the Registrant's Form 10-K for the year ended December 31, 1995).

        10(g) Securities Purchase Agreement and exhibits between Newscope Resources Ltd. and TPG Partners, L.P. as of November 13, 1995 (incorporated by reference as Exhibit 10(i) of the Registrant's Form 10-K for the year ended December 31, 1995).

        10(h) First Amendment to the November 13, 1995 Securities Purchase Agreement between Newscope Resources Ltd. and TPG Partners, L.P. as of December 21, 1995 (incorporated by reference as Exhibit 10(j) of the Registrant's Form 10-K for the year ended December 31, 1995).

        10(i) Stock Purchase Agreement between TPG Partners, L.P. and Denbury Resources Inc. dated as of October 2, 1996 (incorporated by reference as Exhibit 10(k) of the Post-effective Amendment No. 2 of the Registrant's Registration Statement on Form S-1 dated October 22, 1996).

        10(j) Form of First Restated Credit Agreement, by and among Denbury Management, as borrower, Denbury Resources Inc. as guarantor, NationsBank of Texas, N.A., as administrative agent, Nationsbanc Montgomery Securities LLC, as syndication agent and arranger and the financial institutions listed on Schedule I thereto, as banks, executed on December 29, 1997 (incorporated by reference as Exhibit 10(a) of the Registrant's Registration Statement on Form S-3 dated February 19, 1998).

        10(k) First Amendment to First Restated Credit Agreement, by and among Denbury Management, as borrower, Denbury Resources Inc., as guarantor, NationsBank of Texas, N.A. as administrative agent, and NationsBank of Texas, N.A. as bank, entered into as of January 27, 1998 (incorporated by reference as Exhibit 10(b) of the Registrant's Registration Statement on Form S-3 dated February 19, 1998).

        10(l)* Second Amendment to First Restated Credit Agreement, by and among
               Denbury Management, as borrower, Denbury Resources Inc., as guarantor, NationsBank of Texas, N.A., as administrative agent, and NationsBank of Texas, N.A., as bank, entered into as of February 25, 1998.

        10(m)* Stock  Purchase  Agreement and Amendment to  Registration  Rights
               Agreement between TPG Partners, L.P. and Denbury Resources, Inc. dated as of January 20, 1998.

        11*    Statement re-computation of per share earnings.

        12*    Statement of Ratio of Earnings to Fixed Charges.

        13*    Annual Report to the Security Holders.

        21*    List of Subsidiaries of Denbury Resources Inc.

        23*    Consent of Deloitte & Touche.

        27*    Financial Data Schedule.

* Filed herewith.

(b)     Form 8-Ks filed  during the fourth  quarter of 1997.

        On December 8, 1997, the Company filed a Form 8-K to report that it had entered into an asset sale agreement to purchase producing oil properties in the Heidelberg Field, Jasper County, Mississippi for $202 million from Chevron U.S.A. Inc. On January 20, 1998, the Company field an amendmentment No. 1 to this Form 8-K to include audited statements of revenues and expenses related to the acquired properties and to report the related pro forma results of operations.

        On December 16, 1997, the Company filed a Form 8-K to announce the election of Wilmot L. Matthews of Toronto, Ontario to the Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Denbury Resources Inc. (the "Company") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      DENBURY RESOURCES INC.
                                                     DENBURY MANAGEMENT, INC.
March 19, 1998                                          /s/ Bobby J. Bishop
                                                -------------------------------
                                                          Bobby J. Bishop
                                                   Chief Accounting Officer and
                                                            Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


March 19, 1998                                       /s/ Ronald G. Greene
                                                -------------------------------
                                                       Ronald G. Greene
                                                  Chairman of the Board and
                                                           Director
                                                    DENBURY RESOURCES INC.

March 19, 1998                                        /s/ Gareth Roberts
                                                -------------------------------
                                                        Gareth Roberts
                                                Director, President and Chief
                                                       Executive Officer
                                                (Principal Executive Officer)
                                                    DENBURY RESOURCES INC.


March 19, 1998                                         /s/ Phil Rykhoek
                                                -------------------------------
                                                         Phil Rykhoek
                                                 Chief Financial Officer and
                                                          Secretary
                                                (Principal Financial Officer)
                                                     DENBURY RESOURCES INC.


March 19, 1998                                       /s/ Bobby J. Bishop
                                                -------------------------------
                                                       Bobby J. Bishop
                                                 Chief Accounting Officer and
                                                          Controller
                                                (Principal Accounting Officer)
                                                      DENBURY RESOURCES INC.


March 19, 1998                                     /s/ Wilmot L. Matthews
                                                -------------------------------
                                                     Wilmot L. Matthews
                                                           Director
                                                      DENBURY RESOURCES INC.


March 19, 1998                                     /s/ Wieland F. Wettstein
                                                -------------------------------
                                                     Wieland F. Wettstein
                                                           Director
                                                      DENBURY RESOURCES INC.

March 19, 1998                                        /s/ Gareth Roberts
                                                -------------------------------
                                                        Gareth Roberts
                                                Director, President and Chief
                                                       Executive Officer
                                                (Principal Executive Officer)
                                                   DENBURY MANAGEMENT, INC.


March 19, 1998                                         /s/ Phil Rykhoek
                                                -------------------------------
                                                         Phil Rykhoek
                                               Director, Chief Financial Officer
                                                         and Secretary
                                                (Principal Financial Officer)
                                                    DENBURY MANAGEMENT, INC.


March 19, 1998                                       /s/ Bobby J. Bishop
                                                -------------------------------
                                                       Bobby J. Bishop
                                                 Chief Accounting Officer and
                                                          Controller
                                                (Principal Accounting Officer)
                                                    DENBURY MANAGEMENT, INC.


March 19, 1998                                     /s/ Matthew Deso
                                                -------------------------------
                                                         Matthew Deso
                                                  Director and Vice President,
                                                          Exploration
                                                    DENBURY MANAGEMENT, INC.


March 19, 1998                                     /s/ Mark Worthey
                                                -------------------------------
                                                        Mark Worthey
                                                 Director and Vice President,
                                                         Operations
                                                    DENBURY MANAGEMENT, INC.

INDEPENDENT AUDITORS' REPORT


To the Shareholders of Denbury Resources Inc.


We have audited the financial statements of Denbury Resources Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 27, 1998, such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Denbury Resources Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche


Chartered Accountants
Calgary, Alberta
February 27, 1998

           Schedule 1 - Condensed Financial Information of Registrant

                             DENBURY RESOURCES INC.

                          UNCONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands of U.S. dollars)


                                                            December 31,
                                                      ------------------------
                                                        1997            1996
                                                      ---------       --------
                        Assets

Current assets
   Cash and cash equivalents                          $     354       $    274
   Trade and other receivables                                9              6
                                                      ---------       --------
            Total current assets                            363            280
                                                      ---------       --------

Investment in subsidiaries (equity method)              159,892        140,763

Loan receivable from subsidiary                               -          1,558

Other assets                                                102              2
                                                      ---------       --------
           Total assets                               $ 160,357       $142,603
                                                      =========       ========

         Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities           $     134       $     99
                                                       ---------       --------
Shareholders' equity
   Common shares, no par value
       unlimited shares authorized;
       outstanding - 20,388,683 shares at
       December 31, 1997 and 20,055,757 shares
       at December 31, 1996                             133,139        130,323
    Retained earnings                                    27,084         12,181
                                                      ---------       --------
       Total shareholders' equity                       160,223        142,504
                                                      ---------       --------

          Total liabilities and shareholders' equity  $ 160,357       $142,603
                                                      =========       ========


                  (See Notes to Condensed Financial Statements)

           Schedule 1 - Condensed Financial Information of Registrant

                             DENBURY RESOURCES INC.

                       UNCONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except per share amounts)
                                 (U.S. dollars)


                                                 Year Ended December 31,
                                           ----------------------------------
                                            1997          1996         1995
                                           -------      --------      -------
Revenues
   Interest income and other               $   150      $    179      $   460
                                           -------      --------      -------
Expenses
   General and administrative                  145           161          178
   Interest                                      -           304          282
   Imputed preferred dividends                   -         1,281            -
                                           -------      --------      -------
        Total expenses                         145         1,746          460
                                           -------      --------      -------
Income (loss) before the following:              5        (1,567)           -

   Equity in net earnings of subsidiaries   14,898        10,311          714
                                           -------      --------      -------
Income before income taxes                  14,903         8,744          714
Provision for federal income taxes               -             -            -
                                           -------      --------      -------
Net income                                 $14,903      $  8,744      $   714
                                           =======      ========      =======
Net income per common share
   Basic                                   $  0.74      $   0.67      $  0.10
   Fully diluted                              0.70          0.62         0.10

Average number of common shares
   outstanding                              20,224        13,104        6,870
                                           =======      ========      ========





                  (See Notes to Condensed Financial Statements)

           Schedule 1 - Condensed Financial Information of Registrant

                             DENBURY RESOURCES INC.

                     UNCONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in thousands of U.S. dollars)

                                                                                                Year Ended December 31,
                                                                                           --------------------------------
                                                                                             1997        1996        1995
                                                                                           --------    --------    --------

Cash flow from operating activities:
  Net income                                                                               $ 14,903    $  8,744    $    714
  Adjustments needed to reconcile to net cash flow provided by operations:
        Imputed preferred dividend                                                             --         1,281         --
        Other                                                                                  (163)        114          17
        Equity in net earnings of subsidiaries                                              (14,898)    (10,311)       (714)
                                                                                           --------    --------    --------
                                                                                               (158)       (172)         17
  Changes in working capital items relating to operations:
        Trade and other receivables                                                              (3)       --            (4)
        Accounts payable and accrued liabilities                                                 35          90         (12)
                                                                                           --------    --------    --------
Net cash flow provided by (used by) operations                                                 (126)        (82)          1
                                                                                           --------    --------    --------
Cash flow from investing activities:
        Investments in subsidiaries                                                          (2,510)    (60,316)    (43,569)
        Net purchases of other assets                                                          (100)       --             7
                                                                                           --------    --------    --------
Net cash used for investing activities                                                       (2,610)    (60,316)    (43,562)
                                                                                           --------    --------    --------
Cash flow from financing activities:
        Issuance of subordinated debt                                                          --          --         1,772
        Issuance of common stock                                                              2,816      60,664      26,825
        Issuance of preferred stock                                                            --          --        15,000
        Costs of debt financing                                                                --          --
                                                                                                                        (35)
                                                                                           --------    --------    --------
Net cash provided by financing activities                                                     2,816      60,664      43,562
                                                                                           --------    --------    --------
Net increase in cash and cash equivalents                                                        80         266           1

Cash and cash equivalents at beginning of year                                                  274           8           7
                                                                                           --------    --------    --------
Cash and cash equivalents at end of year                                                   $    354    $    274    $      8
                                                                                           ========    ========    ========
Supplemental disclosure of cash flow information:
Cash paid during the year for interest                                                     $   --      $    277    $    282


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