Form 10-Q
period 1998-03-31
DENBURY RESOURCES INC
filed 1998-05-07
CIK 945764

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------

(Mark One)
     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 33-93722
                           ---------------------------

                             DENBURY RESOURCES INC.
                            DENBURY MANAGEMENT, INC.
             (Exact name of Registrants as specified in its charter)



         Canada                                        Not applicable
         Texas                                           75-2294373
     (State or other                                  (I.R.S. Employer
jurisdiction of incorporation                        Identification No.)
      or organization)

   17304 Preston Rd.,
       Suite 200                                           75252
       Dallas, TX                                        (Zip code)
 (Address of principal
   executive offices)


Registrant's telephone number, including area code:  (972) 673-2000


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at April 30, 1998
            -----                               -----------------------------
  Common Stock, no par value                             26,692,104

                             DENBURY RESOURCES INC.

                                      INDEX


Part I.  Financial Information
                                                                Page

  Consolidated Balance Sheets at March 31, 1998(Unaudited)
     and December 31, 1997                                         3

  Consolidated Statements of Operations for the three months
     ended March 31, 1998 and 1997 (Unaudited)                     4

  Consolidated Statements of Cash Flows for the three months
     ended March 31, 1998 and 1997 (Unaudited)                     5

  Notes to Consolidated Financial Statements                     6-8

  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                  9-16


Part II.  Other Information

  Exhibits and Reports on Form 8-K                                17

  Signatures                                                      18

                             DENBURY RESOURCES INC.

                           CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands of U.S. Dollars)


                                                        March 31,   December 31,
                                                          1998          1997
                                                        ---------    ---------
                                                       (Unaudited)
                               Assets
Current assets
   Cash and cash equivalents........................   $   3,808    $    9,326
   Accrued production receivable....................      10,285         8,692
   Trade and other receivables......................      13,285        15,362
                                                       ---------    ----------
      Total current assets..........................      27,378        33,380
                                                       ---------    ----------
Property and equipment (using full cost accounting)
   Oil and gas properties...........................     411,740       388,766
   Unevaluated oil and gas properties...............      86,234        82,798
   Less accumulated depreciation and depletion......     (74,800)      (62,732)
                                                       ---------    ----------
      Net property and equipment....................     423,174       408,832
                                                       ---------    ----------
Other assets........................................       8,782         5,336
                                                       ---------    ----------
           Total assets.............................   $ 459,334    $  447,548
                                                       =========    ==========
                Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable and accrued liabilities.........   $  17,651    $   24,616
   Oil and gas production payable...................       7,423         6,052
   Current portion of long-term debt................          17            20
                                                       ---------    ----------
      Total current liabilities.....................      25,091        30,688
                                                       ---------    ----------
Long-term liabilities
   Long-term debt...................................     165,000       240,000
   Provision for site reclamation costs.............       1,106         1,017
   Deferred income taxes and other..................      15,249        15,620
                                                       ---------    ----------
      Total long-term liabilities...................     181,355       256,637
                                                       ---------    ----------
Shareholders' equity
   Common shares,  no par value,  unlimited  shares
      authorized; outstanding - 26,642,729 and
      20,388,683  shares at March 31, 1998 and
      December 31, 1997, respectively...............     226,484       133,139
   Retained earnings................................      26,404        27,084
                                                       ---------    ----------
      Total shareholders' equity....................     252,888       160,223
                                                       ---------    ----------
      Total liabilities and shareholders' equity....   $ 459,334    $  447,548
                                                       =========    ==========


        (See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                           (Unaudited - U.S. dollars)

                                               Three Months Ended
                                                    March 31,
                                            -------------------------
                                              1998             1997
                                            ---------       ---------
Revenues
     Oil, gas and related product sales     $  25,188       $  21,141
     Interest and other income.......             367             512
                                            ---------       ---------
           Total revenues............          25,555          21,653
                                            ---------       ---------
Expenses
     Production......................           7,854           5,053
     General and administrative......           1,776           1,521
     Interest........................           4,391              79
     Depletion and depreciation......          12,387           6,625
     Franchise taxes.................             200              97
                                            ---------       ---------
            Total expenses...........          26,608          13,375
                                            ---------       ---------

Income (loss) before income taxes....          (1,053)          8,278
Provision for income taxes...........             373          (3,063)
                                            ---------       ---------
Net income (loss)....................       $    (680)      $   5,215
                                            =========       =========
Net income (loss) per common share
     Basic ..........................        $  (0.03)       $   0.26
     Fully diluted ..................           (0.03)           0.24


Average number of common shares outstanding    23,425          20,094
                                            =========       =========




        (See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                         1998            1997
                                                       ---------      ---------
Cash flow from operating activities:
  Net income (loss) ................................    $   (680)     $  5,215
  Adjustments needed to reconcile to net cash flow
     provided by operations:
       Depreciation, depletion and amortization ....      12,387         6,625
       Deferred income taxes .......................        (373)        3,063
       Other .......................................         121            19
                                                        --------      --------
                                                          11,455        14,922
   Changes in working capital items relating to operations:
       Accrued production receivable ...............      (1,593)        4,965
       Trade and other receivables .................       2,077        (1,033)
       Accounts payable and accrued liabilities ....      (6,965)        1,999
       Oil and gas production payable ..............       1,371        (2,104)
                                                        --------      --------
Net cash flow provided by operations ...............       6,345        18,749
                                                       ---------      --------
Cash flow from investing activities:
       Oil and natural gas expenditures ............     (26,163)      (14,965)
       Acquisition of oil and natural gas properties        (247)         (177)
       Net purchases of other assets ...............        (279)         (430)
                                                       ---------      --------
Net cash used for investing activities .............     (26,689)      (15,572)
                                                       ---------      --------
Cash flow from financing activities:
       Bank repayments .............................    (200,000)        --
       Issuance of senior subordinated debt ........     125,000         --
       Issuance of common stock ....................      93,345           473
       Costs of debt financing .....................      (3,518)           (6)
       Other .......................................          (1)          (31)
                                                       ---------      --------
Net cash provided by financing activities ..........      14,826           436
                                                       ---------      --------
Net increase (decrease) in cash and cash equivalents      (5,518)        3,613

Cash and cash equivalents at beginning of year .....       9,326        13,453
                                                       ---------      --------

Cash and cash equivalents at end of year ...........   $   3,808      $ 17,066
                                                       =========      ========

Supplemental disclosure of cash flow information:
        Cash paid during the quarter for interest ..   $   3,225      $     60


        (See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                             March 31, 1998 and 1997


1. ACCOUNTING POLICIES

Interim Financial Statements

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997. Any capitalized items used but not defined in these Notes to Consolidated Financial Statements have the same meaning given to them in the Form 10-K.

     Accounting measurements at interim dates inherently involve greater reliance on estimates then at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury Resources Inc. (the "Company" or "Denbury"), the accompanying unaudited financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of March 31, 1998 and the consolidated results of its operations and cash flow for the three months ended March 31, 1998 and 1997.

Net Income and Loss per Common Share

     Net income or loss per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding. In accordance with Canadian generally accepted accounting principles ("GAAP"), the stock options and warrants were included in the calculation of fully diluted earnings per share but were anti-dilutive to the calculation of losses per share.

2. NOTES PAYABLE AND LONG-TERM INDEBTEDNESS

                                                        March 31,   December 31,
                                                          1998         1997
                                                        --------     ---------
                                                        (Amounts in thousands)
                                                       (Unaudited)
9% Senior Subordinated Notes Due 2008                   $125,000     $    -
Senior bank loan                                          40,000       240,000
Other notes payable                                           17            20
   Less portion due within one year                          (17)          (20)
                                                        --------     ---------
          Total long-term debt                          $165,000     $ 240,000
                                                        ========     =========

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                             March 31, 1998 and 1997

3. DIFFERENCES IN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES BETWEEN CANADA AND THE UNITED STATES

     The consolidated financial statements have been prepared in accordance with Canadian GAAP. The primary difference between Canadian and U.S. GAAP affecting the Company's first quarter financial statements result from the different methodology for computing fully diluted earnings or losses per common share. For Canadian purposes, the proceeds from dilutive securities are used to reduce debt in the calculation. Under U.S. GAAP, Statement of Financial Accounting Standards ("SFAS") No. 128 requires the proceeds from such instruments be used to repurchase Common Shares. Under U.S. GAAP, fully diluted earnings (losses) per share would be ($0.03) and $0.25 for the quarters ended March 31, 1998 and 1997 as compared to the ($0.03) and $0.24 reported under Canadian GAAP.

     In addition, the U.S. full cost accounting rules differ materially from the Canadian full cost accounting guidelines followed by the Company. In determining the limitation on carrying values, U.S. accounting rules require the discounting of estimated future net revenues from its proved reserves at 10% using constant current prices following the guidelines of the Securities and Exchange Commission ("SEC") while the Canadian guidelines require the use of the same future net revenues but on an undiscounted basis and after the deduction of estimated future administrative and financing costs. The Canadian accounting guidelines also allow a Company to exclude acquired properties from the ceiling test calculation for up to two years while the SEC allows an exclusion for only one year and then only after obtaining approval. The Company obtained approval for the exclusion from the SEC and believes that based on its success with similar properties in Mississippi, the value of the properties acquired in December 1997 from Chevron (the "Chevron Properties") is at least equal to their carrying cost. As such, the Company has excluded these Chevron Properties from the ceiling test calculation for both U.S. and Canadian GAAP. If these properties were included, the Company would have a write-down of the property carrying costs as of March 31, 1998 of approximately $35 million for both U.S. and Canadian GAAP.

4.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Denbury Management, Inc. issued debt securities during February 1998 which are fully and unconditionally guaranteed by Denbury Resources Inc. Denbury Holdings Ltd. was merged into Denbury Resources Inc. in December 1997 and is not a guarantor of the debt. Condensed consolidating financial information for Denbury Resources Inc. and Subsidiaries as of March 31, 1998 and December 31, 1997 and for the three months ended March 31, 1998 and 1997 is as follows:


                     DENBURY RESOURCES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                     (Amounts in thousands of U.S. dollars)

                                                  March 31, 1998
                                   -------------------------------------------
                                    Denbury   Denbury                 Denbury
                                  Management Resources               Resources
                                      Inc.      Inc.                     Inc.
                                   (Issuer) (Guarantor)Eliminations Consolidated
                                   --------  --------  ----------    ---------
ASSETS
Current assets.....................$ 27,139  $    239  $    -        $  27,378
Property and equipment (using full
  cost accounting)................. 423,174        -        -          423,174
Investment in subsidiaries (equity
  method)..........................    -      252,744    (252,744)        -
Other assets.......................   8,781         1       -            8,782
                                   --------  --------  ----------    ---------
   Total assets....................$459,094  $252,984  $  252,744    $ 459,334
                                   ========  ========  ==========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities................$ 24,995  $     96  $    -        $  25,091
Long-term liabilities.............. 181,355      -          -          181,355
Shareholders' equity............... 252,744   252,888    (252,744)     252,888
                                   --------  --------  ----------    ---------
   Total liabilities and
      shareholders' equity.........$459,094  $252,984  $ (252,744)   $ 459,334
                                   ========  ========  ==========    =========

                     DENBURY RESOURCES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                     (Amounts in thousands of U.S. dollars)

                                               December 31, 1997
                                    -------------------------------------------
                                    Denbury   Denbury                 Denbury
                                  Management Resources               Resources
                                      Inc.      Inc.                     Inc.
                                   (Issuer) (Guarantor)Eliminations Consolidated
                                   --------  --------  ----------    ---------
ASSETS
Current assets.....................$ 33,017  $    363  $    -        $  33,380
Property and equipment (using full
  cost accounting)................. 408,832       -         -          408,832
Investment in subsidiaries (equity
  method)..........................     -     159,892    (159,892)        -
Other assets.......................   5,234       102       -            5,336
                                   --------  --------  ----------    ---------
   Total assets....................$447,083  $160,357  $ (159,892)   $ 447,548
                                   ========  ========  ==========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities................$ 30,554  $    134  $    -        $  30,688
Long-term liabilities.............. 256,637       -         -          256,637
Shareholders' equity............... 159,892   160,223    (159,892)     160,223
                                   --------  --------  ----------    ---------
   Total liabilities and
      shareholders' equity.........$447,083  $160,357  $ (159,892)   $ 447,548
                                   ========  ========  ==========    =========

                     DENBURY RESOURCES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     (Amounts in thousands of U.S. dollars)


                                        Three Months Ended March 31, 1998
                                   -------------------------------------------
                                    Denbury   Denbury                  Denbury
                                  Management Resources                Resources
                                      Inc.      Inc.                     Inc.
                                   (Issuer) (Guarantor)Eliminations Consolidated
                                   --------  --------  ----------    ---------
Revenues...........................$ 25,554  $      1  $   -         $  25,555
Expenses...........................  26,563        45      -            26,608
                                   --------  --------  ----------    ---------
Income (loss) before the following:  (1,009)      (44)     -            (1,053)
   Equity in net earnings
     (losses) of subsidiaries......     -        (636)        636          -
                                   --------  --------  ----------    ---------
Income (loss) before income taxes..  (1,009)     (680)        636       (1,053)
Provision for income taxes.........     373       -        -               373
                                   --------  --------  ----------    ---------
Net income (loss)..................$   (636) $   (680) $      636    $    (680)
                                   ========  ========  ==========    =========


                                               Three Months Ended March 31, 1997
                                  -----------------------------------------------------------
                                  Denbury               Denbury                    Denbury
                                 Management    Denbury Resources                  Resources
                                    Inc.      Holdings   Inc.                        Inc.
                                  (Issuer)      Ltd.  (Guarantor) Eliminations   Consolidated
                                  --------   --------  ---------  ------------   ------------
Revenues..........................$ 21,652   $   -     $      31  $        (30)  $     21,653
Expenses .........................  13,375       -            30           (30)        13,375
                                  --------   --------  ---------  ------------   ------------
Income before the following: .....   8,277       -             1         -              8,278
   Equity in net earnings of
      subsidiaries................     -        5,214      5,214       (10,428)        -
                                  --------   --------  ---------  ------------   ------------
Income before income taxes .......   8,277      5,214      5,215       (10,428)         8,278
Provision for income taxes .......  (3,063)      -           -           -             (3,063)
                                  --------   --------  ---------  ------------   ------------
Net income........................$  5,214   $  5,214  $   5,215  $    (10,428)  $      5,215
                                  ========   ========  =========  ============   ============

                                      8


                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following  should be read in  conjunction  with the response to Part I,
Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

     Denbury is an independent energy company engaged in acquisition, development and exploration activities in the U.S. Gulf Coast region, primarily onshore in Louisiana and Mississippi. Over the last few years, the Company has achieved rapid growth in proved reserves, production and cash flow by concentrating on the acquisition of properties which it believes have significant upside potential and through the efficient development, enhancement and operation of those properties.

1998 Public Debt and Equity Offering

     On February 26, 1998, the Company closed its public sale of 5,240,780 Common Shares (which included the underwriter's over-allotment option of 683,580 Common Shares) at a price of $16.75 per share and a net price to the Company of $15.955 per share (the "Equity Offering"). Concurrently with the Equity Offering, affiliates of the Texas Pacific Group ("TPG"), the Company's largest shareholder, purchased 313,400 Common Shares from the Company at $15.955 per share, equal to the price to the public per share less underwriting discounts and commissions (the "TPG Purchase"). The net proceeds to the Company from the Equity Offering and TPG Purchase were approximately $88.6 million, before offering expenses.

     Concurrently with the Equity Offering and TPG Purchase, Denbury Management Inc., a wholly owned subsidiary of the Company, issued $125 million in aggregate principal amount of 9% Senior Subordinated Notes Due 2008 (the "Debt Offering" and the "Notes"). These Notes contain certain debt covenants, including covenants that limit (i) indebtedness, (ii) certain payments including dividends, (iii) sale/leaseback transactions, (iv) transactions with affiliates,
(v) liens, (vi) asset sales, and (vii) mergers and consolidations. The net proceeds to the Company from the Debt Offering were approximately $121.8 million, before offering expenses.

     The total net proceeds from the debt and equity offerings (the "Capital Transactions") were approximately $209.6 million after deducting the total offering expenses of $850,000. The Company used these proceeds to reduce outstanding borrowings under the Company's bank credit facility, the majority of which had been borrowed to fund the December 1997 $202 million acquisition of properties from Chevron (the "Chevron Acquisition").

Restated Credit Facility

     The Company has a credit facility (the "Credit Facility") with NationsBank of Texas, N.A., as agent for a group of eight other banks. The Credit Facility was increased in size from $150 million to $300 million in December 1997 and the borrowing base was increased to $260 million in order to fund the Chevron Acquisition. The December 31, 1997 outstanding balance of $240 million was reduced to $40 million as of February 26, 1998 after application of the net proceeds from the Debt and Equity Offerings and the TPG Purchase (collectively the "Capital Transactions"), net of $9.8 million of additional borrowings.

     The Credit Facility consists of a five-year revolving credit facility with a borrowing base (after the Capital Transactions) of $165 million. This borrowing base is subject to review every six months and the Credit Facility is secured by substantially all of the Company's oil and natural gas properties, except for those acquired in the Chevron Acquisition. Interest is payable on the revolving credit facility at either the prime rate or, depending on the percentage of the borrowing base that is outstanding, at rates ranging from LIBOR plus 7/8% to LIBOR plus 13/8%. The Credit Facility has several restrictions, including, among others: (i) a prohibition on the payment of dividends; (ii) a requirement for a minimum equity balance; (iii) a requirement to maintain positive working capital (as defined in the

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Agreement); (iv) a minimum interest coverage test; and (v) a prohibition on most debt, lien and corporate guarantees.

Capital Resources and Liquidity

     Historically, the Company's capital expenditures have required additional debt and equity capital to supplement cash flow from operations. From January 1, 1995, through December 31, 1997, the Company made total capital expenditures of $420.8 million. These capital expenditures were funded by the issuance of equity ($105.3 million), bank debt ($225.1 million) and cash generated by operations ($90.4 million). As previously discussed, during the first quarter of 1998 the Company issued Common Shares and Notes to refinance the majority of its December 31, 1997 bank debt balance of $240 million. During the first quarter of 1998, the Company's capital expenditures were $26.4 million which exceeded its cash flow from operations (excluding working capital changes) by approximately $15.0 million. This shortfall was funded primarily with bank debt.

     As of March 31, 1998, the Company had minimal working capital with $40 million of bank debt outstanding, $125 million outstanding on its Notes and $125 million available on its bank credit line. Since year-end, oil prices have dropped significantly with a net average oil price of $12.20 for the Company during the first quarter of 1998 as compared to the 1997 average price of $17.25. This has significantly reduced the Company's cash flow and profitability during the first quarter of 1998, and if these prices continue, will have a similar effect on the remainder of 1998. In response to the lower oil prices, the Company has recently reduced its 1998 capital budget from its initial program of $95 million to approximately $75 million by postponing projects with lower rates of returns, such as those fields with the heavier gravity oil and lower than average oil prices. However, the Company hopes to spend this difference of $20 million on acquisitions around its core properties.

     Although the Company's projected cash flow is highly variable and difficult to predict as it is dependent on product prices, drilling success and other factors, the Company's projected expenditures are expected to exceed the Company's cash flow during 1998 and thus will require some use of the Company's existing bank line availability. The reduced oil prices are not expected to cause any violation of debt covenants, nor cause the Company to fail to meet any of its obligations; however, the reduction of capital expenditures and the reduced oil prices will have a corresponding reduction in the Company's production growth and, as previously discussed, the Company's projected income and cash flow.

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

Sources and Uses of Funds

     During the first quarter of 1998, the Company spent approximately $26.2 million on exploration and development expenditures and approximately $247,000 on acquisitions. The exploration and development expenditures included approximately $17.6 million spent on drilling, $4.1 million on geological, geophysical and acreage expenditures and $4.5 million on workover costs. These expenditures were funded by bank debt and cash flow from operations.

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

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Acquisition Updates

     On December 30, 1997, the Company acquired oil properties in the Heidelberg Field, Jasper County, Mississippi, from Chevron for approximately $202 million (the "Chevron Acquisition"). The Chevron Acquisition represents the largest acquisition by the Company to date. The average net daily production from these properties during the fourth quarter of 1997 was approximately 2,800 Bbls/d and 650 Mcf/d. As of January 1, 1998, the Company took over operations on these properties although limited field work was performed during the quarter at this field due to the lead time involved to plan, implement and perform any operations. During the first quarter, the field averaged 2,970 Bbls/d and 135 Mcf/d. The Company's capital budget for this field during the reminder of 1998 is approximately $30 million.

     The Company completed several property acquisitions during 1996, the largest of which was the acquisition of producing oil and natural gas properties, principally in Mississippi and Louisiana, for approximately $37.2 million from Amerada Hess, effective May 1, 1996 (the "Hess Acquisition"). The average daily production from the properties included in the Hess Acquisition during May and June 1996, the first two months of ownership, was approximately 2,945 BOE/d. The average daily production on these properties had increased to 5,969 BOE/d during the fourth quarter of 1997 and 9,390 BOE/d during the first quarter of 1998.

RESULTS OF OPERATIONS

                                Operating Income

     While production volumes were 75% higher on a BOE basis during the first quarter of 1998 as compared to the first quarter of 1997, operating income increased only 8% due to a 32% decline in product prices (on a BOE basis), as set forth in the following chart.

                                           Three Months Ended
                                               March 31,
--------------------------------------------------------------
                                            1998        1997
--------------------------------------------------------------
OPERATING INCOME (THOUSANDS)
   Oil sales                              $  16,173   $ 12,877
   Natural gas sales                          9,015      8,264
   Less production expenses                  (7,854)    (5,053)
                                          --------------------
       Operating income                   $  17,334   $ 16,088
                                          --------------------
UNIT PRICES
   Oil price per barrel ("Bbl")           $   12.20   $  20.03
   Gas price per thousand cubic feet
     ("Mcf")                                   2.49       2.99

NETBACK PER BOE (1):
   Sales price                            $   13.05   $  19.17
   Production expenses                        (4.07)     (4.58)
                                          --------------------
   Production netback                     $    8.98   $  14.59
                                          --------------------
AVERAGE DAILY PRODUCTION VOLUME:
   Bbls                                      14,728      7,143
   Mcf                                       40,275     30,674
   BOE                                       21,441     12,256
--------------------------------------------------------------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The production increases were fueled by both internal growth from the Company's development and exploration programs and from the acquisition of producing properties during 1997, particularly the $202 million Chevron Acquisition in December 1997. The properties included in the Chevron Acquisition contributed approximately 2,990 BOE per day ("BOE/d") to the increase during the first quarter of 1998 with the remainder of the increase almost solely as a result of internal development, primarily on the properties acquired in the Hess Acquisition. During the first quarter of 1998, the production from these Hess properties averaged 9,390 BOE/d, a 114% increase from the average of 4,385 BOE/d during the first quarter of 1997.

     Oil and gas revenue increased as a result of the large increase in production, although the revenue increase was not proportional to the production increase due to a substantial decline in both oil and natural gas product prices. Between the first quarter of 1997 and 1998, oil product prices decreased 39% ($7.83 per Bbl) and natural gas product prices declined by 17% ($0.50 per Mcf).

     Production and operating expenses increased between the first quarters of 1997 and 1998 along with an increase in the number of properties, with the largest increase coming from the addition of properties acquired in the Chevron Acquisition. Even though the number of properties increased, production increased at a faster pace allowing the Company to reduce its production and operating expenses on a BOE basis by 11% from the first quarter of 1997 to the comparable quarter in 1998. For the properties acquired in the Hess Acquisition, the operating expenses declined from the 1996 level of $5.35 per BOE to $4.56 per BOE for 1997 and were further reduced to $3.07 for the first quarter of 1998. This reduction is largely attributable to the Company's recent emphasis on horizontal drilling on these properties and the resultant previously discussed increases in production. The Company has been able to achieve these reductions in operating expenses per BOE even though the Company's production has become even more weighted towards oil (which has higher operating costs) with approximately 69% of the Company's first quarter 1998 production coming from oil as compared to 58% during the first quarter of 1997. The operating expenses per BOE for the properties acquired in the Chevron Acquisition averaged $6.51 per BOE, about the same as when the properties were owned by Chevron. The Company anticipates that these costs will be lower in the future as it expects to increase the production level on these properties throughout 1998.

                       General and Administrative Expenses

     General and administrative ("G&A") expenses have increased as set forth below along with the Company's growth.

                                         Three Months ended
                                             March 31,
------------------------------------------------------------
                                          1998        1997
------------------------------------------------------------
NET G&A EXPENSES (THOUSANDS)
   Gross expenses                       $  4,902    $  3,342
   State franchise taxes                     200          97
   Operator overhead charges              (2,475)     (1,168)
   Capitalized exploration expenses         (651)       (653)
                                        --------------------
      Net expenses                      $  1,976    $  1,618
                                        --------------------
Average G&A cost per BOE                $   1.02    $   1.47
Employees as of March 31                     199         129
------------------------------------------------------------

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On a BOE basis, G&A costs decreased 30% from the first quarter of 1997 to the comparable quarter in 1998 in part because of increased production on both an absolute and per well basis. Furthermore, the respective well operating agreements allow the Company, when it is the operator, to charge a well with a specified overhead rate during the drilling phase and to also charge a monthly fixed overhead rate for each producing well. As a result of the increased drilling activity in the first quarter of 1998 and the addition of several producing wells acquired in the Chevron Acquisition, the percentage of gross G&A recovered through these types of allocations (listed in the above table as "Operator overhead charges") increased when compared to the corresponding period in 1997. During the first quarter of 1997, approximately 35% of gross G&A was recovered by operator overhead charges, while during the first quarter of 1998 this recovery increased to 50%.

                         Interest and Financing Expenses

                                             Three Months Ended
                                                 March 31,
---------------------------------------------------------------
AMOUNTS IN THOUSANDS EXCEPT PER UNIT AMOUNTS   1998      1997
---------------------------------------------------------------
Interest expense                             $  4,391  $     79
Non-cash interest expense                        (121)      (19)
                                             ------------------
Cash interest expense                           4,270        60
Interest and other income                        (367)     (512)
                                             ------------------
   Net interest expense (income)             $  3,903  $   (452)
---------------------------------------------------------------
Average interest expense (income) per BOE    $   2.02  $  (0.41)
Average debt outstanding                      211,685       180
---------------------------------------------------------------

     During the first quarter of 1997 the Company had minimal debt outstanding as virtually all bank debt had been retired during the fourth quarter of 1996 with proceeds from a public offering of Common Shares completed in October 1996. Conversely, in December 1997, the Company borrowed $202 million to fund the Chevron Acquisition resulting in $240 million of outstanding bank debt during January and most of February 1998. On February 26, 1998 this debt was refinanced with proceeds from the Capital Transactions leaving a bank balance of $40 million for the rest of the first quarter of 1998, plus $125 million of debt from the issuance of the Notes. These transactions resulted in substantially higher interest expense for the first quarter of 1998 as compared to the first quarter of 1997, on both an absolute and BOE basis.

                  Depletion, Depreciation and Site Restoration

     Depletion, depreciation and amortization ("DD&A") has increased along with the additional capitalized cost and increased production. DD&A per BOE increased 7% from the first quarter of 1997 to the fourth quarter of 1997 primarily due to a drop in oil and gas prices during 1997 which resulted in a loss of reserves. This loss of reserves due to product price decreases caused DD&A to increase approximately $0.29 per BOE during 1997. The remaining increase of $0.14 per BOE during 1997 resulted from rising drilling costs, particularly in Louisiana. The Company's DD&A rate per BOE for the first quarter of 1998 was the same as the DD&A rate per BOE for the year ended December 31, 1997, as there was insufficient data to justify any changes in the rate.

     Under full cost accounting rules, each quarter the Company is required to perform a ceiling test calculation. In determining the limitation on property carrying values, U.S. accounting rules require the discounting of estimated future net revenues from its proved reserves at 10% using constant current prices following the guidelines of the Securities

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and Exchange Commission ("SEC"), while the Canadian guidelines require the use of the same future net revenues but on an undiscounted basis and after the deduction of estimated future administrative and financing costs. This limitation is then compared to the property's book basis. The Canadian accounting guidelines also allow a Company to exclude acquired properties from a ceiling test calculation for up to two years while the SEC allows an exclusion for only one year and then only after obtaining approval. The Company obtained approval for such an exclusion from the SEC and believes that based on its success with similar properties in Mississippi, the value of the properties acquired in the Chevron Acquisition is at least equal to their carrying cost. As such, the Company has excluded these properties from the ceiling test calculation for both U.S. and Canadian GAAP. If these properties were included, the Company would have a write-down of the property carrying costs as of March 31, 1998 of approximately $35 million for both U.S. and Canadian GAAP.

     The  Company  also  provides  for  the  estimated   future  costs  of  well
abandonment and site reclamation, net of any anticipated salvage, on a unit-of-production basis. This provision is included in the DD&A expense.

                                               Three Months
                                                   Ended
                                                 March 31,
--------------------------------------------------------------
AMOUNTS IN THOUSANDS EXCEPT PER UNIT AMOUNTS   1998     1997
--------------------------------------------------------------
Depletion and depreciation                   $ 12,298  $ 6,488
Site restoration provision                         89      137
                                             -----------------
Total amortization                           $ 12,387  $ 6,625
                                             -----------------
Average DD&A cost per BOE                    $   6.42  $  6.01
--------------------------------------------------------------

                                  Income Taxes

     Due to a net operating loss of the U.S. subsidiary each year for tax purposes, the Company does not have any current tax provision. The deferred income tax provision as a percentage of net income varies slightly depending on the mix of Canadian and U.S. expenses.

                                               Three Months
                                                   Ended
                                                 March 31,
--------------------------------------------------------------
                                               1998     1997
--------------------------------------------------------------
Deferred income taxes (thousands)            $  (373)  $ 3,063
Average income tax costs per BOE             $ (0.19)  $  2.78
Effective tax rate                                35%       37%
--------------------------------------------------------------

                              Results of Operations

     Even though production was up 75% between the quarters and most expenses, other than interest expense, have shown a strong improvement on a BOE basis, as a result of the decline in product prices net income and cash flow from operations decreased substantially on both a gross and per share basis between the first quarter of 1997 and the first quarter of 1998 as set forth below.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                               Three Months
                                                   Ended
                                                 March 31,
--------------------------------------------------------------
AMOUNTS IN THOUSAND EXCEPT PER SHARE AMOUNTS   1998     1997
--------------------------------------------------------------
Net income (loss)                            $   (680) $ 5,215
Net income (loss) per common share:
   Basic                                     $  (0.03) $  0.26
   Fully diluted                                (0.03)    0.24
Cash flow from operations (1)                $ 11,455  $14,922
--------------------------------------------------------------

(1) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

     The following table summarizes the cash flow, DD&A and results of operations on a BOE basis for the comparative periods. Each of the individual components are discussed above.

                                      Three Months Ended
                                          March 31,
---------------------------------------------------------
Per BOE Data                           1998        1997
---------------------------------------------------------
  Revenue                            $ 13.05     $  19.17
  Production expenses                  (4.07)       (4.58)
---------------------------------------------------------
  Production netback                    8.98        14.59
  General and administrative           (1.02)       (1.47)
  Interest and other income (expense)  (2.02)        0.41
---------------------------------------------------------
      Cash flow from operations (a)     5.94        13.53
  DD&A                                 (6.42)       (6.01)
  Deferred income taxes                 0.19        (2.78)
  Other non-cash items                 (0.06)       (0.01)
---------------------------------------------------------
      Net income (loss)              $ (0.35)    $   4.73
---------------------------------------------------------

(a) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

                             Year 2000 Modifications

     The Company is currently reviewing its computer systems in order to evaluate necessary modifications for the year 2000 and is also making inquiries with regard to the systems used by its oil and natural gas purchasers and other third parties that the Company relies on as part of its normal business. The Company does not believe that it will incur any material expenditures, nor require any significant modifications to make its internal systems year 2000 compliant; however, it has not yet fully evaluated the status of third-party systems and the effect, if any, on the Company if third-party systems are not year 2000 compliant.

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

                           Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K during the First Quarter of 1998

   Exhibits:

      None

   Reports on Form 8-K:

      On December 8, 1997, the Company filed a Form 8-K to report that it had entered into an asset sale agreement to purchase producing oil properties in the Heidelberg Field, Jasper County, Mississippi for $202 million from Chevron U.S.A. Inc. On January 20, 1998, the Company filed an Amendment No. 1 to such Form 8-K to include audited statements of revenues and expenses related to the acquired properties and to report the related pro forma results of operations.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DENBURY RESOURCES INC.
                                                (Registrant)


                                             /s/ Phil Rykhoek
                                    By: -------------------------------
                                                Phil Rykhoek
                                            Chief Financial Officer


                                             /s/ Bobby J. Bishop
                                    By: -------------------------------
                                               Bobby J. Bishop
                                       Chief Accounting Officer & Controller



Date: May 7, 1998