Form 10-Q
period 1998-06-30
DENBURY RESOURCES INC
filed 1998-08-12
CIK 945764

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------

(Mark One)
     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

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



Registrant's telephone number, including area code:(972) 673-2000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at July 31, 1998
           -----                               ----------------------------
 Common Stock, no par value                            26,736,397

                             DENBURY RESOURCES INC.

                                      INDEX


Part I.  Financial Information
                                                                Page


      Consolidated Balance Sheets at June 30, 1998
          (Unaudited) and December 31, 1997                        3

      Consolidated Statements of Operations for the
          Three and Six Months ended June 30, 1998
          and 1997 (Unaudited)                                     4

      Consolidated Statements of Cash Flows for
          the Six Months ended June 30, 1998
          and 1997 (Unaudited)                                     5

      Notes to Consolidated Financial Statements                6-10

       Management's Discussion and Analysis of
          Financial Condition and Results of Operations        11-19


 Part II.  Other Information

      Exhibits and Reports on Form 8-K                            20

      Signatures                                                  21

                             DENBURY RESOURCES INC.

                           CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands of U.S. Dollars)


                                                        June 30,    December 31,
                                                          1998         1997
                                                        ---------    ---------
                                                       (Unaudited)
                               Assets
Current assets
   Cash and cash equivalents                           $   9,079    $    9,326
   Accrued production receivable                           8,409         8,692
   Trade and other receivables                            11,494        15,362
                                                       ---------    ----------
      Total current assets                                28,982        33,380
                                                       ---------    ----------
Property and equipment (using full cost accounting)
   Oil and natural gas properties                        484,030       388,766
   Unevaluated oil and gas natural properties             63,787        82,798
   Less accumulated depreciation and depletion          (255,541)      (62,732)
                                                       ---------    ----------
      Net property and equipment                         292,276       408,832
                                                       ---------    ----------

Deferred income taxes                                     35,000             -

Other assets                                               8,548         5,336
                                                       ---------    ----------

           Total assets                                $ 364,806    $  447,548
                                                       =========    ==========

                Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable and accrued liabilities            $  30,183    $   24,616
   Oil and gas production payable                          6,657         6,052
   Current portion of long-term debt                           -            20
                                                       ---------    ----------
      Total current liabilities                           36,840        30,688
                                                       ---------    ----------

Long-term liabilities
   Long-term debt                                        195,000       240,000
   Provision for site reclamation costs                    1,205         1,017
   Deferred income taxes and other                             -        15,620
                                                       ---------    ----------
      Total long-term liabilities                        196,205       256,637
                                                       ---------    ----------

Shareholders' equity
   Common shares,  no par value,  unlimited  shares
     authorized; outstanding - 26,731,397  and
     20,388,683  shares at June 30, 1998 and
     December 31, 1997, respectively                     227,296       133,139
   Retained earnings (accumulated deficit)               (95,535)       27,084
                                                       ---------    ----------
      Total shareholders' equity                         131,761       160,223
                                                       ---------    ----------

      Total liabilities and shareholders' equity       $ 364,806    $  447,548
                                                       =========    ==========


        (See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                           (Unaudited - U.S. dollars)


                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                    ------------------     ------------------
                                      1998      1997         1998       1997
                                    ---------  -------     --------   -------
Revenues
     Oil, gas and related product
        sales                       $  22,508  $18,762    $  47,696   $39,903
     Interest and other income            375      253          742       765
                                    ---------  -------    ---------   -------
           Total revenues              22,883   19,015       48,438    40,668
                                    ---------  -------    ---------   -------
Expenses
     Production                         8,109    5,259       15,963    10,312
     General and administrative         1,677    1,599        3,453     3,120
     Interest                           3,978       73        8,369       152
     Depletion and depreciation        16,071    8,473       28,458    15,098
     Franchise taxes                      232      108          432       205
     Writedown of oil and natural
       gas properties                 165,000        -      165,000         -
                                    ---------  -------    ---------   -------
            Total expenses            195,067   15,512      221,675    28,887
                                    ---------  -------    ---------   -------

Income (loss) before income taxes    (172,184)   3,503     (173,237)   11,781
Income tax benefit (provision)         50,245   (1,296)      50,618    (4,359)
                                    ---------  -------    ---------   -------

Net income (loss)                   $(121,939) $ 2,207    $(122,619)  $ 7,422
                                    =========  =======    =========   =======

Net income (loss) per common share
      Basic                         $   (4.57) $  0.11    $  (4.89)   $  0.37
      Fully diluted                     (4.57)    0.11       (4.89)      0.35

Average number of common shares
      outstanding                      26,690   20,156       25,066    20,125
                                    =========  =======    =========   =======







        (See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)


                                                             Six Months Ended
                                                                 June 30,
                                                         ------------------------
                                                           1998            1997
                                                         ---------      ---------
Cash flow from operating activities:
   Net income (loss)                                     $(122,619)     $   7,422
   Adjustments needed to reconcile to net cash flow
     provided by operations:
       Depreciation, depletion and amortization             28,458         15,098
       Writedown of oil and natural gas properties         165,000              -
       Deferred income taxes                               (50,618)         4,359
       Other                                                   286             44
                                                         ---------      ---------
                                                            20,507         26,923

   Changes in working capital items relating to operations:
       Accrued production receivable                           283          5,310
       Trade and other receivables                           3,868         (1,457)
       Accounts payable and accrued liabilities              5,567           (803)
       Oil and gas production payable                          605         (1,897)
                                                         ---------      ---------

Net cash flow provided by operations                        30,830         28,076
                                                         ---------      ---------

Cash flow used for investing activities:
   Oil and natural gas expenditures                        (63,049)       (32,608)
   Acquisition of oil and natural gas properties           (13,204)        (3,548)
   Net purchases of other assets                              (556)          (843)
                                                         ---------      ---------

Net cash used for investing activities                     (76,809)       (36,999)
                                                         ---------      ---------
Cash flow from financing activities:
   Bank repayments                                        (200,000)             -
   Bank borrowings                                          30,000              -
   Issuance of senior subordinated debt                    125,000              -
   Issuance of common stock                                 94,157          1,551
   Costs of debt financing                                  (3,402)           (33)
   Other                                                       (23)           (52)
                                                         ---------      ---------

Net cash provided by financing activities                   45,732          1,466
                                                         ---------      ---------

Net decrease in cash and cash equivalents                     (247)        (7,457)

Cash and cash equivalents at beginning of year               9,326         13,453
                                                         ---------      ---------

Cash and cash equivalents at end of period               $   9,079      $   5,996
                                                         =========      =========

Supplemental disclosure of cash flow information:
        Cash paid during the period for interest         $   4,178      $     108




        (See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                             June 30, 1998 and 1997

1. ACCOUNTING POLICIES

Interim Financial Statements

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997. Any capitalized items used but not defined in these Notes to Consolidated Financial Statements have the same meaning given to them in the Form 10-K.

     Accounting measurements at interim dates inherently involve greater reliance on estimates then at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury Resources Inc. (the "Company" or "Denbury"), the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of June 30, 1998 and the consolidated results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flow for the six months ended June 30, 1998 and 1997.

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

2. NOTES PAYABLE AND LONG-TERM INDEBTEDNESS

                                                       June 30,     December 31,
                                                         1998          1997
                                                       ---------     ---------
                                                       (Amounts in thousands)
                                                      (Unaudited)
9% Senior Subordinated Notes Due 2008                  $ 125,000     $       -
Senior bank loan                                          70,000       240,000
Other notes payable                                            -            20
   Less portion due within one year                            -           (20)
                                                       ---------     ---------
          Total long-term debt                         $ 195,000     $ 240,000
                                                       =========     =========

3. DIFFERENCES IN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES BETWEEN CANADA AND THE UNITED STATES

     The consolidated financial statements have been prepared in accordance with Canadian GAAP. The primary difference between Canadian and U.S. GAAP affecting the Company's 1998 financial statements result from the different methodology for computing fully diluted earnings or losses per common share. For Canadian purposes, the proceeds from dilutive securities are used to reduce debt in the calculation. Under U.S. GAAP, Statement of Financial Accounting Standards ("SFAS") No. 128 requires the proceeds from such instruments be used to repurchase Common Shares. However, for the three and six month periods ended June 30, 1998 and 1997, the earnings and losses per share were the same under U.S. and Canadian GAAP.

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                             June 30, 1998 and 1997

     The U.S. full cost accounting rules differ from the Canadian full cost accounting guidelines followed by the Company. In determining the limitation on carrying values, U.S. accounting rules require the discounting of estimated future net revenues from its proved reserves at 10% using constant current prices following the guidelines of the Securities and Exchange Commission ("SEC") while the Canadian guidelines require the use of the same future net revenues but on an undiscounted basis and after the deduction of estimated future administrative and financing costs. The Canadian accounting guidelines also allow a Company to exclude acquired properties from the ceiling test calculation for up to two years while the SEC allows an exclusion for only one year and then only after obtaining approval. See also "Note 4. Property and Equipment" for a discussion of the application of these rules on the ceiling test calculation.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), which establishes standards for accounting and reporting derivative instruments. SFAS No. 133 is effective for periods beginning after June 15, 1999; however, earlier application is permitted. Management is currently not planning on early adoption of this Statement and has not had an opportunity to evaluate the impact of the provisions of the Statement on the Company's consolidated financial statements.

4.  PROPERTY AND EQUIPMENT

     As further discussed in Note 3, the Canadian accounting guidelines allow a Company to exclude acquired properties from the ceiling test calculation for up to two years while the SEC allows an exclusion for only one year and then only after obtaining approval. During the first quarter of 1998, the Company obtained approval from the SEC for an exclusion of the Heidelberg Field acquired late in 1997. This exclusion was allowed because the Company believed that, based on its success with similar properties in Mississippi, the value of the Heidelberg Field acquired from Chevron and other entities was at least equal to its carrying cost. Had this property been included in the ceiling test calculation, the Company would have had a writedown of the property carrying costs as of March 31, 1998 of approximately $35 million for both U.S. and Canadian GAAP.

     Since the first quarter, oil prices have continued to decline with a drop of approximately $1.45 in the NYMEX oil price from March 31 to June 30, 1998. Furthermore, the gap between the NYMEX oil price and the net field price has widened since the first of 1998, causing the net oil price at Heidelberg Field to drop approximately $1.00 per barrel ("Bbl") more than the decline in the NYMEX price. Due to the continued low oil prices, in June, 1998 the Company announced that it was reducing its developmental drilling activity and capital expenditure budget on its oil properties, including Heidelberg Field, until oil product prices recover. As a result of this curtailment, it is unlikely that the proved reserves and production from this property will increase as quickly as originally anticipated, thus causing a decline in the current value of this property. Therefore, as of June 30, 1998, the Company has included the Heidelberg Field in the full cost pool for its ceiling test which resulted in a $165 million writedown of the full cost pool as of the same date. Of this total, $106 million resulted from the inclusion of the Heidelberg Field in the full cost pool and $28 million relates to an impairment of the unevaluated carrying cost on this same field. As required by U.S. GAAP, this ceiling test was computed using June 30, 1998 prices which were equivalent to a NYMEX oil price of $14.00 per Bbl and an average net realized oil price of $8.90 per Bbl. This writedown was approximately the same for both U.S. and Canadian GAAP.

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                             June 30, 1998 and 1997

5.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Denbury Management, Inc. issued debt securities during February 1998 which are fully and unconditionally guaranteed by Denbury Resources Inc. Denbury Holdings Ltd. was merged into Denbury Resources Inc. in December 1997 and is not a guarantor of the debt. Condensed consolidating financial information for Denbury Resources Inc. and Subsidiaries as of June 30, 1998 and December 31, 1997 and for the six months ended June 30, 1998 and 1997 is as follows:

                     DENBURY RESOURCES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                     (Amounts in thousands of U.S. dollars)


                                           June 30, 1998 (Unaudited)
                                 ---------------------------------------------
                                 Denbury      Denbury                 Denbury
                                Management   Resources               Resources
                                   Inc.         Inc.                    Inc.
                                 (Issuer)   (Guarantor) Elimination Consolidated
                                 --------     --------   ----------  ---------
ASSETS
Current assets...................$ 28,795     $    187    $       -  $  28,982
Property and equipment (using
  full cost accounting).......... 292,276            -            -    292,276
Investment in subsidiaries
  (equity method)................       -      131,671     (131,671)         -
Other assets.....................  43,547            1            -     43,548
                                 --------     --------    ---------  ---------
   Total assets..................$364,618     $131,859    $(131,671) $ 364,806
                                 ========     ========    =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities..............$ 36,742     $     98    $       -  $  36,840
Long-term liabilities............ 196,205            -            -    196,205
Shareholders' equity............. 131,671      131,761     (131,671)   131,761
                                 --------     --------    ---------  ---------
   Total liabilities and
       shareholders' equity......$364,618     $131,859    $(131,671) $ 364,806
                                 ========     ========    =========  =========

                                                December 31, 1997
                                 ---------------------------------------------
                                 Denbury      Denbury                 Denbury
                                Management   Resources               Resources
                                   Inc.         Inc.                    Inc.
                                 (Issuer)   (Guarantor) Elimination Consolidated
                                 --------     --------   ----------  ---------
ASSETS
Current assets...................$ 33,017     $    363   $        -  $  33,380
Property and equipment (using
  full cost accounting).......... 408,832            -            -    408,832
Investment in subsidiaries
  (equity method)................       -      159,892     (159,892)         -
Other assets.....................   5,234          102            -      5,336
                                 --------     --------   ----------  ---------
   Total assets..................$447,083     $160,357   $ (159,892) $ 447,548
                                 ========     ========   ==========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities..............$ 30,554     $    134   $        -  $  30,688
Long-term liabilities............ 256,637            -            -    256,637
Shareholders' equity............. 159,892      160,223     (159,892)   160,223
                                 --------     --------   ----------  ---------
   Total liabilities and
     shareholders' equity........$447,083     $160,357   $ (159,892) $ 447,548
                                 ========     ========   ==========  =========

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                             June 30, 1998 and 1997


                     DENBURY RESOURCES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)


                                      Three Months Ended June 30, 1998
                                 ---------------------------------------------
                                 Denbury      Denbury                 Denbury
                                Management   Resources               Resources
                                   Inc.         Inc.                    Inc.
                                 (Issuer)   (Guarantor) Elimination Consolidated
                                ---------    ---------   ----------  ---------
Revenues........................$  22,882    $       1   $        -  $  22,883
Expenses........................  195,016           51            -    195,067
                                ---------    ---------   ----------  ---------
Loss before the following:       (172,134)         (50)           -   (172,184)
   Equity in net earnings
     (losses) of subsidiaries....       -     (121,889)     121,889          -
                                ---------    ---------   ----------  ---------
Loss before income taxes........ (172,134)    (121,939)     121,889   (172,184)
Income tax benefit..............   50,245            -            -     50,245
                                ---------    ---------   ----------  ---------
Net loss........................$(121,889)   $(121,939)  $  121,889  $(121,939)
                                =========    =========   ==========  =========


                                              Three Months Ended June 30, 1997
                                 --------------------------------------------------------
                                 Denbury                 Denbury                 Denbury
                                Management   Denbury    Resources               Resources
                                   Inc.      Holdings      Inc.                    Inc.
                                 (Issuer)      Ltd.    (Guarantor) Elimination Consolidated
                                ---------  ---------    ---------   ----------  ---------
Revenues........................$ 19,014   $       -    $     37    $      (36) $  19,015
Expenses........................  15,512           -          36           (36)    15,512
                                ---------  ---------    ---------   ----------  ---------
Income before the following:       3,502           -           1             -      3,503
   Equity in net earnings of
     subsidiaries...............       -       2,206       2,206        (4,412)         -

Income before income taxes......   3,502       2,206       2,207        (4,412)     3,503
Provision for income taxes......   1,296           -           -             -     (1,296)
                                ---------  ---------    ---------   ----------  ---------
Net income......................$  2,206   $   2,206    $  2,207    $   (4,412) $   2,207
                                =========  =========    =========   ==========  =========

                                       Six Months Ended June 30, 1998
                                 ---------------------------------------------
                                 Denbury      Denbury                 Denbury
                                Management   Resources               Resources
                                   Inc.         Inc.                    Inc.
                                 (Issuer)   (Guarantor) Elimination Consolidated
                                ---------    ---------   ----------  ---------
Revenues........................$  48,436    $       2   $        -  $  48,438
Expenses........................  221,579           96            -    221,675
                                ---------    ---------   ----------  ---------
Loss before the following:       (173,143)         (94)           -   (173,237)
   Equity in net earnings
     (losses) of subsidiaries...        -     (122,525)     122,525          -
                                ---------    ---------   ----------  ---------
Loss before income taxes........ (173,143)    (122,619)     122,525   (173,237)
Income tax benefit..............   50,618            -            -     50,618
                                ---------    ---------   ----------  ---------
Net loss........................$(122,525)   $(122,619)  $  122,525  $(122,619)
                                =========    =========   ==========  =========

                                                 Six Months Ended June 30, 1997
                                 --------------------------------------------------------
                                 Denbury                 Denbury                 Denbury
                                Management   Denbury    Resources               Resources
                                   Inc.      Holdings      Inc.                    Inc.
                                 (Issuer)      Ltd.    (Guarantor) Elimination Consolidated
                                ---------  ---------    ---------   ----------  ---------
Revenues........................$  40,666  $       -    $      68   $      (66) $  40,668
Expenses........................   28,887          -           66          (66)    28,887
                                ---------  ---------    ---------   ----------  ---------
Income before the following:       11,779          -            2            -     11,781
   Equity in net earnings of
   subsidiaries.................        -      7,420        7,420      (14,840)         -
                                ---------  ---------    ---------   ----------  ---------
Income before income taxes......   11,779      7,420        7,422      (14,840)    11,781
Provision for income taxes......   (4,359)         -            -            -     (4,359)
                                ---------  ---------    ---------   ----------  ---------
Net income......................$   7,420  $   7,420    $   7,422   $  (14,840) $   7,422
                                =========  =========    =========   ==========  =========

6.  PRODUCT PRICE HEDGING CONTRACTS

     During June and July, 1998, the Company entered into two financial contracts ("collars") to hedge a total of 40 million cubic feet of natural gas per day ("MMcf/d"). The first natural gas contract for 35 MMcf/d covers the period from July 1998 to June 1999 and has a floor price of $1.90 per million British Thermal Units ("MMBtu") and a ceiling price of $2.96 per MMBtu. The second natural gas contract for five MMcf/d covers the period from September 1998 to August 1999 and has a floor price of $1.90 per MMBtu and a ceiling price of $2.89 per MMBtu. These contracts cover over 90% of the Company's current net natural gas production.

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

Capital Resources and Liquidity

     Due to the drop and continued low oil prices, the Company's cash flow and earnings have been significantly reduced. As more fully described under "Results of Operations", between the first half of 1997 and 1998, the Company's net oil product prices have decreased 39% ($7.11 per barrel of oil ("Bbl")) and natural gas product prices have declined by 8% ($0.22 per thousand cubic feet of natural gas ("Mcf")). In response to the decline in oil prices, the Company announced in June 1998 that it was curtailing the horizontal drilling program on its oil properties and generally focusing on projects that may impact future years, such as expenditures on facilities, waterflood units, and a few higher potential projects. This modification in the development program was also done at the Heidelberg Field in Mississippi, a property acquired from Chevron (with additional minor interests from other third parties) for over $200 million in December, 1997 (the "Chevron Acquisition"). In contrast, the Company is attempting to escalate its development on its natural gas properties and as part of its normal operations, continuing to look at potential acquisitions.

     Under full cost accounting rules, each quarter the Company is required to perform a ceiling test calculation. In determining the limitation on carrying values, U.S. accounting rules require the discounting of estimated future net revenues from its proved reserves at 10% using constant current prices following the guidelines of the Securities and Exchange Commission ("SEC") while the Canadian guidelines require the use of the same future net revenues but on an undiscounted basis and after the deduction of estimated future administrative and financing costs. The Canadian accounting guidelines also allow a Company to exclude acquired properties from the ceiling test calculation for up to two years while the SEC allows an exclusion for only one year and then only after obtaining approval. The Company obtained approval for such an exclusion from the SEC and excluded Heidelberg Field from the full cost ceiling test as of March 31, 1998 as it believed that, based on its success with similar properties in Mississippi, the value of this property was at least equal to its carrying cost. As of March 31, 1998, the inclusion of Heidelberg Field in the ceiling test would have resulted in a $35 million writedown.

     Since that date, the oil prices have continued to decline with a drop of approximately $1.45 in the NYMEX oil price from March 31 to June 30, 1998. Furthermore, the gap between the NYMEX oil price and the net realized price has widened since the first of 1998, causing the net realized price at Heidelberg Field to drop approximately $1.00 per Bbl more than the decline in the NYMEX price. As previously discussed, due to the continued low oil prices, in June 1998 the Company announced that it was reducing its drilling activity and capital expenditure budget on its oil properties, including Heidelberg Field, until oil product prices recover. As a result of this curtailment, it is unlikely that the proved reserves and production from this property will increase as quickly as originally anticipated, thus causing a decline in the current value of this property. Therefore, as of June 30, 1998, the Company has included the Heidelberg Field in the full cost pool for its ceiling test which resulted in a $165 million writedown of the full cost pool as of the same date. Of this total, $106 million resulted from the inclusion of the Heidelberg Field in the full cost pool and $28 million relates to an impairment of the unevaluated carrying cost on this same field. As required by U.S. GAAP, this ceiling test was computed using June 30, 1998 prices which were equivalent to a NYMEX oil price of $14.00 per Bbl and an average net realized oil price of $8.90 per Bbl. This writedown was approximately

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the same for both U.S. and Canadian GAAP. Although this writedown reduced the Company's capital below the threshold required by the Company's banks (see also "Restated Credit Facility" below) and required the Company to obtain a waiver, these charges are non-cash items and should not have any direct impact on the Company's liquidity.

     As of June 30, 1998, the Company had minimal working capital with $70 million of bank debt outstanding ($80 million outstanding as of July 31, 1998), $125 million outstanding on its Notes and $95 million available on its bank credit line. During the first half of 1998, the Company spent approximately $63 million on development and exploration and $13 million on acquisitions with a current development and exploration budget for 1998 of approximately $100 million. Although the spending level is almost the same as the original budget, the focus has changed from horizontal drilling on Mississippi oil properties to expenditures on leasehold, seismic, injection wells and other facility work in both Mississippi and Louisiana and projected increased drilling expenditures during the last half of 1998 in Louisiana. A substantial portion of these expenditures are directed to long term projects and are not expected to provide benefit to the Company until 1999 and beyond. Although the Company's projected cash flow is highly variable and difficult to predict as it is dependent on product prices, drilling success and other factors, the Company's projected expenditures for the remainder of the year are expected to exceed the Company's cash flow during that period and thus the Company will use a portion of its remaining bank line availability. This capital budget will continue to be reviewed on a regular basis and may be reduced, depending on oil and natural gas prices and the availability of capital, to a level more in line with expected cash flow. Such a decrease in expenditures would have a corresponding reduction in anticipated production levels and related cash flow.

     The banks are beginning their regular semi-annual review of the Company's borrowing base. This review will be based on June 30, 1998 assets and reserves and will be completed late in the third quarter. As of June 30, 1998, the Company had $70 million outstanding on its bank credit facility ($80 million as of July 31, 1998) against a total borrowing base of $165 million. Due to the drop in oil prices, it is probable that the borrowing base will be reduced; however, it is unlikely that it will be reduced to the point that it would require an immediate repayment on the loan due to an over advance, nor is any borrowing base reduction expected to have a direct impact on the Company's current plans and budget. However, a significant reduction in credit availability could force the Company to reduce its capital expenditure program in order to remain in compliance with its bank agreement, causing a corresponding reduction in anticipated production levels and related cash flow. Oil prices have also deteriorated further since June 30, 1998 and if they do not recover, the Company may incur additional ceiling test writedowns and have further violations of its bank debt covenants.

     In addition to its internal capital expenditure program, the Company has historically required capital for the acquisition of producing properties, which have been a major factor in the Company's rapid growth during recent years. There can be no assurance that suitable acquisitions will be identified in the future, that any such acquisitions will be successful in achieving desired profitability objectives or that the Company will have capital available to fund such acquisitions. Without suitable acquisitions or the capital to fund such acquisitions, the Company's future growth could be limited or even eliminated.

     In further response to the decline in oil prices and to mitigate additional price-related negative effects on the Company's cash flow, in June and July, 1998, the Company entered into two financial contracts ("collars") to hedge a total of 40 million cubic feet of natural gas per day ("MMcf/d") of natural gas production. The first natural gas contract for 35 MMcf/d covers the period from July 1998 to June 1999 and has a floor price of $1.90 per million British Thermal Units ("MMBtu") and a ceiling price of $2.96 per MMBtu. The second natural gas contract for five MMcf/d covers the period from September 1998 to August 1999 and has a floor price of $1.90 per MMBtu and a ceiling price of $2.89 per MMBtu. These contracts cover over 90% of the Company's current net natural gas production.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Restated Credit Facility

     The Company has a credit facility (the "Credit Facility") with NationsBank of Texas, N.A., as agent and part of a group of eight other banks. The Credit Facility was increased in size from $150 million to $300 million in December 1997 and the borrowing base was increased to $260 million in order to fund the Chevron Acquisition. The December 31, 1997 outstanding balance of $240 million was reduced to $40 million as of February 26, 1998 after application of the net proceeds from the Debt and Equity Offerings and the TPG Purchase (collectively the "Capital Transactions" as herein defined), net of $9.8 million of additional borrowings.

     The Credit Facility consists of a five-year revolving credit facility with a borrowing base (after the Capital Transactions) of $165 million. This borrowing base is subject to review every six months and the Credit Facility is secured by substantially all of the Company's oil and natural gas properties, except for those acquired in the Chevron Acquisition. Interest is payable on the revolving credit facility at either the prime rate or, depending on the percentage of the borrowing base that is outstanding, at rates ranging from LIBOR plus 7/8% to LIBOR plus 13/8%. The Credit Facility has several restrictions, including, among others: (i) a prohibition on the payment of dividends; (ii) a requirement for a minimum equity balance; (iii) a requirement to maintain positive working capital (as defined in the Credit Agreement); (iv) a minimum interest coverage test; and (v) a prohibition on most debt, lien and corporate guarantees.

     As previously discussed in "Capital Resources and Liquidity", the next credit review of the borrowing base will be based on June 30, 1998 assets and reserves and will be completed late in the third quarter. As a result of the non-cash writedown of oil and natural gas properties at June 30, 1998, the Company did default on the minimum equity requirements in the loan agreement. The Company has received a waiver of such requirement and amended the equity requirement section of the bank agreement.

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

     The total net proceeds from the debt and equity offerings (the "Capital Transactions") were approximately $209.5 million after deducting the total offering expenses of $900,000. The Company used these proceeds to reduce outstanding borrowings under the Company's bank credit facility, the majority of which had been borrowed to fund the December 1997 $202 million acquisition of properties from Chevron (the "Chevron Acquisition").

Sources and Uses of Funds

     During  the first  half of 1998,  the  Company  spent  approximately  $63.1 million on exploration and development activities and approximately $13.2 million on acquisitions. The exploration and development expenditures included approximately $38.0 million spent on drilling, $14.1 million on geological, geophysical and acreage expenditures and $11.0 million on workover costs. These expenditures were funded by bank debt and cash flow from operations.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the first half of 1997, the Company spent approximately $32.6 million on oil and natural gas development activities and approximately $3.5 million on acquisitions. The development expenditures included approximately $18.5 million spent on drilling, $4.3 million on geological, geophysical and acreage expenditures and the balance of $9.8 million was spent on workover costs. These expenditures were funded by available cash and cash flow from operations.

Acquisition Updates

     On December 30, 1997, the Company acquired oil properties in the Heidelberg Field, Jasper County, Mississippi, from Chevron for approximately $202 million, plus other minor interests from other third parties (collectively the "Chevron Acquisition"). The Chevron Acquisition represents the largest acquisition by the Company to date. The average net daily production from these properties during the fourth quarter of 1997 was approximately 2,800 barrels of oil per day ("Bbls/d") and 650 thousand cubic feet of natural gas per day ("Mcf/d"). During the first half of 1998, the average net daily production increased to approximately 3,285 BOE/d and was approximately 4,100 BOE/d as of June 30, 1998. This increase resulted primarily from 8 horizontal wells drilled during the first six months; however, as a result of the low oil prices, the Company has postponed the drilling of 14 other horizontal wells originally planned for this year. Because of this reduction in planned drilling expenditures, the production is not expected to materially change at Heidelberg Field during the remainder of 1998. The Company is still planning on spending approximately $10 to $15 million on this field during the remainder of the year, but these are expenditures which primarily relate to the East Heidelberg waterflood unit and other facilities and expenditures which are not expected to have any material impact on production rates until 1999 or beyond.

     The Company completed several property acquisitions during 1996, the largest of which was the acquisition of producing oil and natural gas properties, principally in Mississippi and Louisiana, for approximately $37.2 million from Amerada Hess, effective May 1, 1996 (the "Hess Acquisition"). The average daily production from the properties included in the Hess Acquisition during May and June 1996, the first two months of ownership, was approximately 2,945 BOE/d. The average daily production on these properties had increased to 5,969 BOE/d during the fourth quarter of 1997 and 9,563 BOE/d during the first half of 1998.

RESULTS OF OPERATIONS

                                Operating Income

     While production volumes were 69% higher on a BOE basis during the first half of 1998 as compared to the first half of 1997, operating income increased only 7% due to a 29% decline in product prices (on a BOE basis), as set forth in the following chart.

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
---------------------------------  --------------------     ------------------
                                     1998        1997         1998      1997
---------------------------------  ---------   --------     --------   -------
OPERATING INCOME (THOUSANDS)
   Oil sales                       $  14,655   $ 11,474     $ 30,828   $24,351
   Natural gas sales                   7,853      7,288       16,868    15,552
   Less production expenses           (8,109)    (5,259)     (15,963)  (10,312)
                                   ---------   --------     --------   -------
       Operating income            $  14,399   $ 13,503     $ 31,733   $29,591
                                   =========   ========     ========   =======

UNIT PRICES
   Oil price per barrel ("Bbl")    $   10.29   $  16.71     $  11.21   $ 18.32
   Gas price per thousand cubic
     feet ("Mcf")                       2.29       2.28         2.39      2.61

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                   --------------------     ------------------
                                     1998        1997         1998      1997
                                   ---------   --------     --------   -------
NETBACK PER BOE (1):
   Sales price                     $   11.28   $  15.38     $  12.15   $ 17.18
   Production expenses                 (4.06)     (4.31)       (4.07)    (4.44)
                                   ---------   --------     --------   -------
   Production netback              $    7.22   $  11.07     $   8.08   $ 12.74
                                   =========   ========     ========   =======

AVERAGE DAILY PRODUCTION VOLUME:
   Bbls                               15,649      7,543       15,191     7,345
   Mcf                                37,665     35,166       38,963    32,933
   BOE                                21,927     13,405       21,685    12,833
---------------------------------  ---------   --------     --------   -------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").

     The production increases were fueled by both internal growth from the Company's development and exploration programs and from the acquisition of producing properties during 1997, particularly the Chevron Acquisition in December 1997. The properties included in the Chevron Acquisition contributed approximately 2,990 BOE/d to the increase during the first quarter of 1998 and 3,575 BOE/d during the second quarter of 1998, with the remainder of the increase almost solely as a result of internal development, primarily on the properties acquired in the Hess Acquisition. During the first and second quarters of 1998, the production from these Hess properties averaged 9,390 BOE/d and 9,730 BOE/d respectively, a 114% and 111% increase from the average of 4,385 BOE/d and 4,613 BOE/d during the comparable periods of 1997.

     Oil and gas revenue increased as a result of the large increase in production, although the revenue increase was not proportional to the production increase due to a substantial decline primarily in oil, but also in natural gas product prices. Between the second quarter of 1997 and 1998, oil product prices decreased 38% ($6.42 per Bbl) while natural gas product prices were almost identical during the two periods (at approximately $2.29 per Mcf). When comparing the prices for the comparable six month periods, oil product prices decreased 39% ($7.11 per Bbl) and natural gas product prices declined by 8% ($0.22 per Mcf).

     Production and operating expenses increased between 1997 and 1998 primarily due to an increase in the number of properties, with the largest increase coming from the addition of properties acquired in the Chevron Acquisition. Even though the number of properties increased, production increased at a faster pace allowing the Company to reduce its production and operating expenses on a BOE basis by 6% from the second quarter of 1997 to the comparable quarter in 1998 and 8% when comparing the first half of 1998 to the first half of 1997. For the properties acquired in the Hess Acquisition, the operating expenses declined from the 1996 level of $5.35 per BOE to $4.56 per BOE for 1997 and were further reduced to $3.12 for the first half of 1998. This reduction is largely attributable to the Company's emphasis in 1997 and early 1998 on horizontal drilling on these properties and the resultant increases in production. The Company has been able to achieve these reductions in operating expenses per BOE even though the Company's production has become even more weighted towards oil (which has higher operating costs) with approximately 70% of the Company's first half 1998 production coming from oil as compared to 57% during the first half of 1997. The operating expenses per BOE for the properties acquired in the Chevron Acquisition averaged $5.31 per BOE for the first half of 1998, a significant decline from the average of approximately $6.38 per BOE when the properties were owned by Chevron.

                       General and Administrative Expenses

     General and administrative ("G&A") expenses have increased as set forth below along with the Company's growth.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
--------------------------------   ------------------     -------------------
                                     1998      1997         1998       1997
--------------------------------   --------  --------     --------   --------
NET G&A EXPENSES (THOUSANDS)
   Gross expenses                  $  4,848  $  3,329     $  9,750   $  6,671
   State franchise taxes                232       108          432        205
   Operator overhead charges         (2,444)   (1,223)      (4,919)    (2,391)
   Capitalized exploration expenses    (727)     (507)      (1,378)    (1,160)
                                   --------  --------     --------   --------
      Net expenses                 $  1,909  $  1,707     $  3,885   $  3,325
                                   ========  ========     ========   ========

Average G&A cost per BOE           $   0.96  $   1.40     $   0.99   $   1.43

Employees as of June 30                 202       131          202        131
--------------------------------   --------  --------     --------   --------

     On a BOE basis, G&A costs decreased 31% from the second quarter of 1997 to the comparable period in 1998 and 31% when comparing the first half of 1998 to the first half of 1997, in part because of increased production on both an absolute and per well basis. Furthermore, the respective well operating agreements allow the Company, when it is the operator, to charge a well with a specified overhead rate during the drilling phase and to also charge a monthly fixed overhead rate for each producing well. As a result of the increased drilling activity in early 1998 and the addition of several producing wells acquired in the Chevron Acquisition, the percentage of gross G&A recovered through these types of allocations (listed in the above table as "Operator overhead charges") increased when compared to the corresponding periods in 1997. During the first half of 1997, approximately 36% of gross G&A was recovered by operator overhead charges, while during the first half of 1998 this recovery increased to 50%, with similar changes between the respective second quarters. This significant increase in overhead recoveries is not expected to be as pronounced during the second half of 1998 as a result of the curtailed drilling expenditures on oil properties, thus reducing the amount of overhead recovered from drilling wells which will result in a net increase in future G&A expenses.

                         Interest and Financing Expenses


                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
------------------------------------   ------------------    -----------------
AMOUNTS IN THOUSANDS EXCEPT PER UNIT
AMOUNTS                                  1998       1997       1998      1997
------------------------------------   --------   -------    --------  -------
Interest expense                       $  3,978   $    73    $  8,369  $   152
Non-cash interest expense                  (164)      (25)       (285)     (44)
                                       --------   -------    --------  -------
Cash interest expense                     3,814        48       8,084      108
Interest and other income                  (375)     (253)       (742)    (765)
                                       --------   -------    --------  -------
   Net interest expense (income)       $  3,439   $  (205)   $  7,342  $  (657)
                                       ========   =======    ========  =======
Average interest expense (income)
   per BOE                             $   1.72   $ (0.17)   $   1.87  $ (0.28)

Average debt outstanding                179,844       158     195,673      170
------------------------------------   --------   -------    --------  -------

     During the first half of 1997 the Company had minimal debt outstanding as virtually all bank debt had been retired during the fourth quarter of 1996 with proceeds from a public offering of Common Shares completed in October 1996. Conversely, in December 1997, the Company borrowed $202 million to fund the Chevron Acquisition resulting in $240 million of outstanding bank debt during January and most of February 1998. On February 26, 1998 this debt was refinanced with proceeds from the Capital Transactions leaving a bank balance of $40 million for the rest of the first quarter of 1998, plus $125 million of debt from the issuance of the Notes. This bank debt increased to $70

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million during the second quarter of 1998 and the Notes were outstanding for the entire quarter. These transactions resulted in substantially higher interest expense for the first half and second quarter of 1998 as compared to the comparable periods of 1997, on both an absolute and BOE basis.

                  Depletion, Depreciation and Site Restoration

     Depletion, depreciation and amortization ("DD&A") has increased along with the additional capitalized cost and increased production. DD&A per BOE increased from $6.50 for 1997 to $7.25 for the first half of 1998 primarily as a result of the decline in oil price. The reduced oil price causes wells to reach the end of their economic life much sooner and also makes certain proved undeveloped locations uneconomical, both of which reduce the reserve quantities. This reduction due to price amounted to approximately 7.2 million Bbls based on a comparison with reserves calculated using the December 31, 1997 and June 30, 1998 prices.

     Under full cost accounting rules, each quarter the Company is required to perform a ceiling test calculation. See "Capital Resources and Liquidity" for a discussion of the writedown taken as of June 30, 1998.

     The  Company  also  provides  for  the  estimated   future  costs  of  well
abandonment and site reclamation, net of any anticipated salvage, on a unit-of-production basis. This provision is included in the DD&A expense.

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
---------------------------------   --------------------      ----------------
AMOUNTS IN THOUSANDS EXCEPT PER
UNIT AMOUNTS                          1998        1997         1998     1997
---------------------------------   ---------   --------      -------  -------
Depletion and depreciation          $  15,972   $  8,355      $28,270  $14,843
Site restoration provision                 99        118          188      255
                                    ---------   --------      -------  -------
Total amortization                  $  16,071   $  8,473      $28,458  $15,098
                                    =========   ========      =======  =======
Average DD&A cost per BOE           $    8.05   $   6.95      $  7.25  $  6.50
---------------------------------   ---------   --------      -------  -------

                                  Income Taxes

     Due to a net operating loss of the U.S. subsidiary each year for tax purposes, the Company does not have any current tax provision. The deferred income tax provision as a percentage of net income varies slightly depending on the mix of Canadian and U.S. expenses. In addition, as a result of the previously discussed $165 million writedown of its oil and natural gas properties and the resultant net pre-tax loss of $172.2 million, an income tax provision using the effective tax rate of 37% would result in a $48 million deferred tax asset. Since the Company currently has a large tax net operating loss, it is uncertain whether this total tax asset could ultimately be realized. As such, the Company has impaired and reduced the deferred tax asset by $13 million, resulting in a net asset of $35 million and a 29% effective tax benefit rate for the first half of 1998.


                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
---------------------------------   --------------------      ----------------
                                      1998        1997         1998     1997
---------------------------------   ---------   --------      -------  -------
Deferred income taxes (thousands)   $ (50,245)  $  1,296      $(50,618) $4,359
Average income tax costs
   (benefit) per BOE                $  (25.18)  $   1.06      $ (12.90) $ 1.88
Effective tax rate                         29%        37%          29%      37%
---------------------------------   ---------   --------      -------  -------

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

     Even though production was up during 1998 and most expenses, other than interest expense, have shown a strong improvement on a BOE basis, as a result of the decline in product prices, net income and cash flow from operations decreased substantially on both a gross and per share basis between both periods of 1997 and 1998 as set forth below. In addition, at June 30, 1998, the Company incurred a $165 million non-cash charge to operations to writedown the carrying value of its oil and natural gas properties as previously discussed.

                                         Three Months Ended  Six Months Ended
                                              June 30,           June 30,
---------------------------------------  -------------------  -----------------
AMOUNTS IN THOUSAND EXCEPT PER SHARE
AMOUNTS                                    1998       1997      1998       1997
---------------------------------------  ---------  --------  ---------  -------
Net income (loss)                        $(121,939) $  2,207  $(122,619) $ 7,422
Net income (loss) per common share:
   Basic                                 $   (4.57) $   0.11  $   (4.89) $  0.37
   Fully diluted                             (4.57)     0.11      (4.89)    0.35

Cash flow from operations (1)            $   9,052  $ 12,001  $  20,507  $26,923
---------------------------------------  ---------  --------  ---------  -------

(1) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

     The following table summarizes the cash flow, DD&A and results of operations on a BOE basis for the comparative periods. Each of the individual components are discussed above.

                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,
---------------------------------------  -------------------  ----------------
Per BOE Data                               1998       1997      1998     1997
---------------------------------------  --------   --------  -------   ------
  Revenue                                $  11.28   $  15.38  $ 12.15   $17.18
  Production expenses                       (4.06)     (4.31)   (4.07)   (4.44)
---------------------------------------  --------   --------  -------   ------
  Production netback                         7.22      11.07     8.08    12.74
  General and administrative                (0.96)     (1.40)   (0.99)   (1.43)
  Interest and other income (expense)       (1.72)      0.17    (1.87)    0.28
---------------------------------------  --------   --------  -------   ------
      Cash flow from operations(a)           4.54       9.84     5.22    11.59
  DD&A                                      (8.05)     (6.95)   (7.25)   (6.50)
  Deferred income taxes                     25.18      (1.06)   12.90    (1.88)
  Writedown of oil and  natural gas
     properties                            (82.69)         -   (42.04)       -
  Other non-cash items                      (0.09)     (0.02)   (0.07)   (0.01)
---------------------------------------  --------   --------  -------   ------
      Net income (loss)                  $ (61.11)  $   1.81  $(31.24)  $ 3.20
---------------------------------------  --------   --------  -------   ------

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

                           Part II. Other Information



Item 6.  Exhibits and Reports on Form 8-K during the Second Quarter of 1998

   Exhibits:

     10 Third amendment to First Restated Credit Agreement dated August 10, 1998 between the Company and NationsBank of Texas, N.A. as agent, and each of the financial institutions described on the signature page therein.


   Reports on Form 8-K:

      None

                                   SIGNATURES



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


                                         DENBURY RESOURCES INC.
                                             (Registrant)



                                    By:    /s/ Phil Rykhoek
                                         -------------------------------
                                               Phil Rykhoek
                                           Chief Financial Officer


                                    By:   /s/  Bobby J. Bishop
                                         -------------------------------
                                                Bobby J. Bishop
                                       Chief Accounting Officer & Controller


Date: August 12, 1998