Form 10-Q
period 1998-09-30
DENBURY RESOURCES INC
filed 1998-11-06
CIK 945764

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
                             ----------------------

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1998

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes --- X No ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at October 31, 1998
            -----                                -------------------------------
  Common Stock, no par value                               26,801,680

                             DENBURY RESOURCES INC.

                                      INDEX




Part I.  Financial Information                                  Page

Consolidated Balance Sheets at September 30, 1998
     (Unaudited) and December 31, 1997                             3
Consolidated Statements of Operations for the Three
     and Nine Months ended September 30, 1998 and
     1997 (Unaudited)                                              4
Consolidated Statements of Cash Flows for the Nine
     Months ended September 30, 1998 and 1997 (Unaudited)          5
Notes to Consolidated Financial Statements                      6-10
Management's Discussion and Analysis of Financial
     Condition and Results of Operations                       11-22

Part II.  Other Information

Exhibits and Reports on Form 8-K                                  23
Signatures                                                        24

                             DENBURY RESOURCES INC.

                           CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands of U.S. Dollars)

                                                      September 30, December 31,
                                                          1998          1997
                                                       ----------   ----------
                                                       (Unaudited)

                               Assets
Current assets
   Cash and cash equivalents                           $    4,250   $    9,326
   Accrued production receivable                            7,276        8,692
   Trade and other receivables                             13,375       15,362
                                                       ----------   ----------
      Total current assets                                 24,901       33,380
                                                       ----------   ----------
Property and equipment (using full cost accounting)
   Oil and natural gas properties                         499,079      388,766
   Unevaluated oil and natural gas properties              66,167       82,798
   Less accumulated depreciation and depletion           (264,247)     (62,732)
                                                       ----------   ----------
      Net property and equipment                          300,999      408,832
                                                       ----------   ----------
Deferred income taxes                                      35,000            -

Other assets                                                8,452        5,336
                                                       ----------   ----------
           Total assets                                $  369,352   $  447,548
                                                       ==========   ==========

                Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable and accrued liabilities            $   16,025   $   24,616
   Oil and gas production payable                           7,197        6,052
   Current portion of long-term debt                            -           20
                                                       ----------   ----------
      Total current liabilities                            23,222       30,688
                                                       ----------   ----------
Long-term liabilities
   Long-term debt                                         215,000      240,000
   Provision for site reclamation costs                     1,292        1,017
   Deferred income taxes and other                              -       15,620
                                                       ----------   ----------
      Total long-term liabilities                         216,292      256,637
                                                       ----------   ----------
Shareholders' equity
   Common shares,  no par value,  unlimited  shares
      authorized; outstanding - 26,801,680 and
      20,388,683 shares at September 30, 1998 and
      December 31, 1997, respectively                     227,796      133,139
   Retained earnings (accumulated deficit)                (97,958)      27,084
                                                       ----------   ----------
      Total shareholders' equity                          129,838      160,223
                                                       ----------   ----------
      Total liabilities and shareholders' equity       $  369,352   $  447,548
                                                       ==========   ==========


          (See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                           (Unaudited - U.S. dollars)


                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    ------------------    -------------------
                                      1998      1997         1998       1997
                                    ---------  -------    ---------   -------
Revenues
     Oil, gas and related product
        sales                       $  19,263  $20,180    $  66,959   $60,083
     Interest and other income            336      221        1,078       986
                                    ---------  -------    ---------   -------
           Total revenues              19,599   20,401       68,037    61,069
                                    ---------  -------    ---------   -------
Expenses
     Production                         6,819    5,425       22,782    15,737
     General and administrative         1,543    1,415        4,996     4,535
     Interest                           4,419      235       12,788       387
     Depletion and depreciation         9,070    8,126       37,528    23,224
     Franchise taxes                      171      103          603       308
     Writedown of oil and natural
       gas properties                       -        -      165,000         -
                                    ---------  -------    ---------   -------
            Total expenses             22,022   15,304      243,697    44,191
                                    ---------  -------    ---------   -------
Income (loss) before income taxes      (2,423)   5,097     (175,660)   16,878
Income tax benefit (provision)              -   (1,886)      50,618    (6,245)
                                    ---------  -------    ---------   -------
Net income (loss)                   $  (2,423) $ 3,211    $(125,042)  $10,633
                                    =========  =======    =========   =======
Net income (loss) per common share
     Basic                         $    (0.09) $  0.16     $  (4.88)  $  0.53
     Fully diluted                      (0.09)    0.15     $  (4.88)     0.50

Average number of common shares
  outstanding                          26,743   20,273       25,631    20,175
                                    =========  =======     ========   =======
















          (See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                        ------------------------
                                                          1998            1997
                                                        ---------      ---------
Cash flow from operating activities:
   Net income (loss)                                    $(125,042)     $  10,633
   Adjustments needed to reconcile to net cash flow
     provided by operations:
       Depreciation, depletion and amortization            37,528         23,224
       Writedown of oil and natural gas properties        165,000              -
       Deferred income taxes                              (50,618)         6,245
       Other                                                  456             64
                                                        ---------      ---------
                                                           27,324         40,166
   Changes in working capital items relating to operations:
       Accrued production receivable                        1,416          4,809
       Trade and other receivables                          1,987        (10,864)
       Accounts payable and accrued liabilities            (8,591)         5,955
       Oil and gas production payable                       1,145         (1,490)
                                                        ---------      ---------
Net cash flow provided by operations                       23,281         38,576
                                                        ---------      ---------
Cash flow used for investing activities:
       Oil and natural gas expenditures                   (80,222)       (54,700)
       Acquisition of oil and natural gas properties      (13,460)       (16,073)
       Net purchases of other assets                         (908)        (1,238)
                                                        ---------      ---------
Net cash used for investing activities                    (94,590)       (72,011)
                                                        ---------      ---------
Cash flow from financing activities:
       Bank repayments                                   (200,000)             -
       Bank borrowings                                     50,000         19,900
       Issuance of senior subordinated debt               125,000              -
       Issuance of common stock                            94,657          2,421
       Costs of debt financing                             (3,402)           (33)
       Other                                                  (22)           (70)
                                                        ---------      ---------
Net cash provided by financing activities                  66,233         22,218
                                                        ---------      ---------
Net decrease in cash and cash equivalents                  (5,076)       (11,217)

Cash and cash equivalents at beginning of year              9,326         13,453
                                                        ---------      ---------
Cash and cash equivalents at end of period              $   4,250      $   2,236
                                                        =========      =========
Supplemental disclosure of cash flow information:
       Cash paid during the period for interest         $  11,374      $     150





          (See accompanying notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                           September 30, 1998 and 1997

1. ACCOUNTING POLICIES

Interim Financial Statements

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997. Any capitalized items used but not defined in these Notes to Consolidated Financial Statements have the same meaning given to them in the Form 10-K.

     Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury Resources Inc. (the "Company" or "Denbury"), the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of September 30, 1998 and the consolidated results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flow for the nine months ended September 30, 1998 and 1997.

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

2. NOTES PAYABLE AND LONG-TERM INDEBTEDNESS

                                                      September 30, December 31,
                                                          1998          1997
                                                       -----------  -----------
                                                       (Amounts in thousands)
                                                       (Unaudited)
9% Senior Subordinated Notes Due 2008                  $   125,000  $        -
Senior bank loan                                            90,000      240,000
Other notes payable                                              -           20
   Less portion due within one year                              -          (20)
                                                       -----------  -----------
          Total long-term debt                         $   215,000  $   240,000
                                                       ===========  ===========

3. DIFFERENCES IN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES BETWEEN CANADA AND THE UNITED STATES

     The consolidated financial statements have been prepared in accordance with Canadian GAAP. The primary difference between Canadian and U.S. GAAP affecting the Company's 1998 consolidated financial statements result from the different methodology for computing fully diluted earnings or losses per common share. For Canadian purposes, the proceeds from dilutive securities are used to reduce debt in the calculation. Under U.S. GAAP, Statement of Financial Accounting Standards ("SFAS") No. 128 requires the proceeds from such instruments be used to repurchase Common Shares. For the three and nine month periods ended September 30, 1998 and the three months ended September 30, 1997, the earnings and losses per share were the same under U.S. and Canadian GAAP. For

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                           September 30, 1998 and 1997

the nine months ended September 30, 1997, the fully diluted earnings per share were $0.49 and $0.50 for U.S. and Canadian GAAP, respectively.

     The U.S. full cost accounting rules differ from the Canadian full cost accounting guidelines followed by the Company. In determining the limitation on carrying values, U.S. accounting rules require the discounting of estimated future net revenues from its proved reserves at 10% using constant current prices following the guidelines of the Securities and Exchange Commission ("SEC") while the Canadian guidelines require the use of the same future net revenues but on an undiscounted basis and after the deduction of estimated future administrative and financing costs. The Canadian accounting guidelines also allow a company to exclude acquired properties from the ceiling test calculation for up to two years, while the SEC allows an exclusion for only one year and then only after obtaining approval. See also "Note 4. Property and Equipment" for a discussion of the application of these rules on the ceiling test calculation.

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

4.  PROPERTY AND EQUIPMENT

     As further discussed in Note 3, the Canadian accounting guidelines allow a Company to exclude acquired properties from the ceiling test calculation for up to two years, while the SEC allows an exclusion for only one year and then only after obtaining approval. During the first quarter of 1998, the Company obtained approval from the SEC for an exclusion of the Heidelberg Field acquired late in 1997. This exclusion was allowed because the Company believed that, based on its success with similar properties in Mississippi, the value of the Heidelberg Field acquired from Chevron and other entities was at least equal to its carrying cost. Had this property been included in the ceiling test calculation, the Company would have had a writedown of the property carrying costs as of March 31, 1998 of approximately $35 million for both U.S. and Canadian GAAP.

     During the second quarter of 1998, oil prices continued to decline, with a drop of approximately $1.45 in the NYMEX oil price from March 31 to June 30, 1998. Furthermore, the gap between the NYMEX oil price and the net field price widened, causing the net oil price at Heidelberg Field to drop approximately $1.00 per barrel ("Bbl") more than the decline in the NYMEX price. Due to the continued low oil prices, in June, 1998 the Company announced that it was reducing its developmental drilling activity and capital expenditure budget on its oil properties, including Heidelberg Field, until oil product prices recover. As a result of this curtailment, it was unlikely that the proved reserves and production from this property would increase as quickly as originally anticipated, thus causing a decline in the current value of this property. Therefore, as of June 30, 1998, the Company included the Heidelberg Field in the full cost pool for its ceiling test, which resulted in a $165 million writedown of the full cost pool as of the same date. Of this total, $106 million resulted from the inclusion of the Heidelberg Field in the full cost pool and $28 million related to an impairment of the unevaluated carrying cost on this same field. As required by U.S. GAAP, this ceiling test was computed using June 30, 1998 prices, which were equivalent to a NYMEX oil price of $14.00 per Bbl and an average net realized oil price of $8.90 per Bbl. This writedown was approximately the same for both

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                           September 30, 1998 and 1997

U.S. and Canadian GAAP. Although this writedown reduced the Company's capital below the threshold required by the Company's banks and required the Company to obtain a waiver (which was given), these charges were non-cash and should not have any direct impact on the Company's liquidity.

     As of September 30, 1998, the Company did not require any additional writedown as oil prices had temporarily increased above the June 30, 1998 levels. However, oil prices have deteriorated since September 30 and as of October 30, 1998, were at approximately the same level as they were at June 30. If prices remain at these levels or deteriorate further, the Company may be faced with an additional writedown at December 31, 1998.

5.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Denbury Management, Inc. issued 9% Senior Subordinated Notes due 2008 during February 1998 which are fully and unconditionally guaranteed by Denbury Resources Inc. Denbury Holdings Ltd. was merged into Denbury Resources Inc. in December 1997 and is not a guarantor of the debt. Condensed consolidating financial information for Denbury Resources Inc. and Subsidiaries as of September 30, 1998 and December 31, 1997 and for the nine months ended September 30, 1998 and 1997 is as follows:

                     DENBURY RESOURCES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                     (Amounts in thousands of U.S. dollars)

                                         September 30, 1998 (Unaudited)
                               ------------------------------------------------
                                Denbury     Denbury                  Denbury
                               Management  Resources                Resources
                                  Inc.        Inc.                     Inc.
                               (Issuer)   (Guarantor) Elimination  Consolidated
                               ---------- ----------- -----------  ------------
ASSETS

Current assets.................$   24,831 $        70 $         -  $     24,901
Property and equipment (using
  full cost accounting)........   300,999           -           -       300,999
Investment in subsidiaries
  (equity method)..............         -     129,784    (129,784)            -
Other assets...................    43,451           1          -         43,452
                               ---------- ----------- -----------  ------------
   Total assets................$  369,281 $   129,855 $  (129,784) $    369,352
                               ========== =========== ===========  ============

LIABILITIES AND SHAREHOLDERS'
 EQUITY

Current liabilities............$   23,205 $        17 $         -  $     23,222
Long-term liabilities..........   216,292           -           -       216,292
Shareholders' equity...........   129,784     129,838    (129,784)      129,838
                               ---------- ----------- -----------  ------------
   Total liabilities and
     shareholders' equity......$  369,281 $   129,855 $  (129,784) $    369,352
                               ========== =========== ===========  ============

                                                   December 31, 1997
                               ------------------------------------------------
                                Denbury     Denbury                  Denbury
                               Management  Resources                Resources
                                  Inc.        Inc.                     Inc.
                               (Issuer)   (Guarantor) Elimination  Consolidated
                               ---------- ----------- -----------  ------------
ASSETS

Current assets.................$   33,017 $       363 $         -  $     33,380
Property and equipment (using
  full cost accounting)........   408,832           -           -       408,832
Investment in subsidiaries
  (equity method)................       -     159,892    (159,892)            -
Other assets...................     5,234         102           -         5,336
                               ---------- ----------- -----------  ------------
   Total assets................$  447,083 $   160,357 $  (159,892) $    447,548
                               ========== =========== ===========  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities............$   30,554 $       134 $         -  $     30,688
Long-term liabilities..........   256,637           -           -       256,637
Shareholders' equity...........   159,892     160,223    (159,892)      160,223
                               ---------- ----------- -----------  ------------
   Total liabilities and
      shareholders' equity.....$  447,083 $   160,357 $  (159,892) $    447,548
                               ========== =========== ===========  ============

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                           September 30, 1998 and 1997

                     DENBURY RESOURCES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)

                                    Three Months Ended September 30, 1998
                               ------------------------------------------------
                                Denbury     Denbury                  Denbury
                               Management  Resources                Resources
                                  Inc.        Inc.                     Inc.
                               (Issuer)   (Guarantor) Elimination  Consolidated
                               ---------- ----------- -----------  ------------
Revenues.......................$   19,599 $         - $         -  $     19,599
Expenses.......................    21,987          35           -        22,022
                               ---------- ----------- -----------  ------------
Loss before the following:         (2,388)        (35)          -        (2,423)
   Equity in net earnings
    (losses)of subsidiaries....         -      (2,388)      2,388             -
                               ---------- ----------- -----------  ------------
Loss before income taxes.......    (2,388)     (2,423)      2,388        (2,423)
Income tax benefit.............         -           -           -             -
                               ---------- ----------- -----------  ------------
Net loss.......................$   (2,388)$    (2,423)$     2,388  $     (2,423)
                               ========== =========== ===========  ============

                                            Three Months Ended September 30, 1997
                                 -----------------------------------------------------------
                                 Denbury                 Denbury                  Denbury
                                Management   Denbury    Resources                Resources
                                   Inc.      Holdings      Inc.                     Inc.
                                 (Issuer)      Ltd.    (Guarantor) Elimination  Consolidated
                               ----------   ---------  ----------- -----------  ------------
Revenues.......................$  20,400    $       -  $        37 $       (36) $     20,401
Expenses.......................   15,304            -           36         (36)       15,304
                               ---------    ---------  ----------- -----------  ------------
Income before the following:       5,096            -            1           -         5,097
   Equity in net earnings of
     subsidiaries..............        -        3,210        3,210      (6,420)            -
                               ---------    ---------  ----------- -----------  ------------
Income before income taxes.....    5,096        3,210        3,211      (6,420)        5,097
Provision for income taxes.....   (1,886)           -            -           -        (1,886)
                               ---------    ---------  ----------- -----------  ------------
Net income.....................$   3,210    $   3,210  $     3,211 $    (6,420) $      3,211
                               =========    =========  =========== ===========  ============

                                     Nine Months Ended September 30, 1998
                               ------------------------------------------------
                                Denbury     Denbury                  Denbury
                               Management  Resources                Resources
                                  Inc.        Inc.                     Inc.
                               (Issuer)   (Guarantor) Elimination  Consolidated
                               ---------- ----------- -----------  ------------
Revenues.......................$   68,035 $         2 $         -  $     68,037
Expenses.......................   243,566         131           -       243,697
                               ---------- ----------- -----------  ------------
Loss before the following:       (175,531)       (129)          -      (175,660)
   Equity in net earnings
     (losses) of subsidiaries..         -    (124,913)    124,913             -
                               ---------- ----------- -----------  ------------
Loss before income taxes.......  (175,531)   (125,042)    124,913      (175,660)
Income tax benefit.............    50,618           -           -        50,618
                               ---------- ----------- -----------  ------------
Net loss.......................$ (124,913)$  (125,042)$   124,913  $   (125,042)
                               ========== =========== ===========  ============

                                            Nine Months Ended September 30, 1997
                                 -----------------------------------------------------------
                                 Denbury                 Denbury                  Denbury
                                Management   Denbury    Resources                Resources
                                   Inc.      Holdings      Inc.                     Inc.
                                 (Issuer)      Ltd.    (Guarantor) Elimination  Consolidated
                               ----------   ---------  ----------- -----------  ------------
Revenues.......................$   61,066   $       -  $       105 $      (102) $     61,069
Expenses.......................    44,191           -          102        (102)       44,191
                               ----------   ---------  ----------- -----------  ------------
Income before the following:       16,875           -            3           -        16,878
   Equity in net earnings of
     subsidiaries..............         -      10,630       10,630     (21,260)            -
                               ----------   ---------  ----------- -----------  ------------
Income before income taxes.....    16,875      10,630       10,633     (21,260)       16,878
Provision for income taxes.....    (6,245)          -            -           -        (6,245)
                               ----------   ---------  ----------- -----------  ------------
Net income.....................$   10,630   $  10,630  $    10,633 $   (21,260) $     10,633
                               ==========   =========  =========== ===========  ============

                                       9

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                           September 30, 1998 and 1997

6.  PRODUCT PRICE HEDGING CONTRACTS

     During June and July, 1998, the Company entered into two financial contracts ("collars") to hedge a total of 40 million cubic feet of natural gas per day ("MMcf/d"). The first natural gas contract for 35 MMcf/d covers the period from July 1998 to June 1999 and has a floor price of $1.90 per million British Thermal Units ("MMBtu") and a ceiling price of $2.96 per MMBtu. The second natural gas contract for five MMcf/d covers the period from September 1998 to August 1999 and has a floor price of $1.90 per MMBtu and a ceiling price of $2.89 per MMBtu. These contracts cover approximately 100% of the Company's current net natural gas production.

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

     Denbury is an independent energy company engaged in acquisition, development and exploration activities in the U.S. Gulf Coast region, primarily onshore in Louisiana and Mississippi. Denbury's primary strategy is to acquire properties which it believes have significant upside potential and increase the value of these properties through the efficient development, enhancement and operation of those properties. Denbury's corporate headquarters is in Dallas, Texas and it has two primary field offices in Houma, Louisiana and Laurel, Mississippi.

CAPITAL RESOURCES AND LIQUIDITY

     As more fully described under "Results of Operations" below, between the first nine months of 1997 and 1998, the Company's net oil product prices have decreased 39% ($6.89 per barrel of oil ("Bbl")) and natural gas product prices have declined by 7% ($0.19 per thousand cubic feet of natural gas ("Mcf")). Due to this drop in oil and natural gas prices, the Company's cash flow and earnings have been significantly reduced during 1998. This reduction in cash flow has also contributed to an increase in the Company's debt levels during the year. With oil prices at one of the lowest levels in recent history and with the increase in debt during 1998, the Company's total debt, when measured as a multiple of cash flow, is at one of its highest historical levels.

     As of September 30, 1998, the Company had minimal working capital with $90 million of bank debt outstanding ($100 million outstanding as of October 31, 1998) and $125 million outstanding on its Notes. In September, 1998, the banks completed their regular semi-annual review of the Company's borrowing base based on June 30, 1998 assets and reserves (See also "Restated Credit Facility" below). As a result, the Company's borrowing base was reduced from $165 million to $130 million with the decrease almost entirely due to reduced oil prices. This leaves approximately $30 million available under the Company's credit line as of October 31, 1998. The Company's next borrowing base review will be in the first quarter of 1999 based on December 31, 1998 assets and reserves. If prices remain low or deteriorate further, it is possible that the banks will further reduce the borrowing base at that time. Although the Company is not in default of any of its debt covenants at the present time, a continued low oil price for an extended period of time could cause the Company to violate its agreements in the future.

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

     Overall, capital spending remained at relatively high levels through the first nine months with total capital expenditures of approximately $93.7 million, which includes $13.5 million of acquisitions. However, approximately 31% or $24.6 million of the development expenditures were directed to long term projects such as production facilities and waterflood units, plus undeveloped properties such as acreage and seismic. Expenditures on these types of projects are not expected to benefit the Company until 1999 and beyond. During the third quarter, the Company also shifted a portion of its spending from its Mississippi oil properties to its natural gas properties in Louisiana. A total of $10.8 million was spent in Louisiana in the third quarter of 1998 (62%) as compared to only 16% of the total budget spent in Louisiana during the first six months. With continued low oil prices and faced with a rising debt level, during the latter part of the third quarter the Company took additional steps to reduce its future capital expenditures to a level that approximates estimated available cash flow. Although the level of the Company's projected cash flow is highly

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

variable and difficult to predict as it is dependent on product prices, drilling success and other factors, the Company expects its fourth quarter development budget to more closely match available cash flow. Therefore, development spending in the near future should not cause debt to increase much, if any, beyond its current level. This reduced spending level will cause a corresponding reduction in the previously anticipated production levels and related cash flow. It is uncertain whether the Company will be able to maintain its current production levels with this reduced level of capital expenditures.

     In addition to its internal capital expenditure program, the Company has historically required capital for acquisitions of producing properties, which have been a major factor in the Company's growth during recent years. The Company believes that the current price environment may be a good time to pursue additional acquisitions, but without additional capital, its spending ability is limited. The Company is currently reviewing its options with regards to raising additional funds. However, there can be no assurance that the Company will have capital available to fund acquisitions or that suitable acquisitions can be identified and completed, nor can there be any assurance that any such acquisitions will be successful in achieving desired profitability objectives. Without suitable acquisitions or the capital to fund such acquisitions, the Company's future growth could be limited or even eliminated.

     Although oil prices have fallen substantially during 1998, the Company does not believe that oil prices will remain this low indefinitely. Any increase in price would have a positive affect on both earnings and cash flow. The Company has also built a significant inventory of oil projects that it can commence, subject to the availability of capital, once oil prices improve.

NATURAL GAS HEDGES

     In further response to the decline in oil prices and to mitigate additional price-related negative effects on the Company's cash flow, in June and July, 1998, the Company entered into two financial contracts ("collars") to hedge a total of 40 million cubic feet of natural gas per day ("MMcf/d") of natural gas production. The first natural gas contract for 35 MMcf/d covers the period from July 1998 to June 1999 and has a floor price of $1.90 per million British Thermal Units ("MMBtu") and a ceiling price of $2.96 per MMBtu. The second natural gas contract for five MMcf/d covers the period from September 1998 to August 1999 and has a floor price of $1.90 per MMBtu and a ceiling price of $2.89 per MMBtu. These contracts cover approximately 100% of the Company's current net natural gas production.

FULL COST CEILING TEST

     Under full cost accounting rules, each quarter the Company is required to perform a ceiling test calculation. In determining the limitation on carrying values, U.S. accounting rules require the discounting of estimated future net revenues from its proved reserves at 10% using constant current prices following the guidelines of the Securities and Exchange Commission ("SEC"), while the Canadian guidelines require the use of the same future net revenues but on an undiscounted basis and after the deduction of estimated future administrative and financing costs. The Canadian accounting guidelines also allow a company to exclude acquired properties from the ceiling test calculation for up to two years, while the SEC allows an exclusion for only one year and then only after obtaining approval. The Company obtained approval for such an exclusion from the SEC and excluded the Heidelberg Field from the full cost ceiling test as of March 31, 1998 as it believed that, based on its success with similar properties in Mississippi, the value of this property was at least equal to its carrying cost. As of March 31, 1998, the inclusion of Heidelberg Field in the ceiling test would have resulted in a $35 million writedown.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     During the second quarter of 1998, oil prices continued to decline, with a drop of approximately $1.45 in the NYMEX oil price from March 31 to June 30, 1998. Furthermore, the gap between the NYMEX oil price and the net realized price widened, causing the net realized price at Heidelberg Field to drop approximately $1.00 per Bbl more than the decline in the NYMEX price. As previously discussed, due to the continued low oil prices, in June 1998 the Company announced that it was reducing its drilling activity and capital expenditure budget on its oil properties, including Heidelberg Field, until oil product prices recover. As a result of this curtailment, it was unlikely that the proved reserves and production from this property would increase as quickly as originally anticipated, thus causing a decline in the current value of this property. Therefore, as of June 30, 1998, the Company included the Heidelberg Field in the full cost pool for its ceiling test, which resulted in a $165 million writedown of the full cost pool as of the same date. Of this total, $106 million resulted from the inclusion of the Heidelberg Field in the full cost pool and $28 million related to an impairment of the unevaluated carrying cost on this same field. As required by U.S. GAAP, this ceiling test was computed using June 30, 1998 prices, which were equivalent to a NYMEX oil price of $14.00 per Bbl and an average net realized oil price of $8.90 per Bbl. This writedown was approximately the same for both U.S. and Canadian GAAP. Although this writedown reduced the Company's capital below the threshold required by the Company's banks (see also "Restated Credit Facility" below) and required the Company to obtain a waiver (which was given), these charges were non-cash items and should not have any direct impact on the Company's liquidity.

     As of September 30, 1998, the Company did not require any additional writedown as oil prices had temporarily increased above the June 30, 1998 levels. However, oil prices have deteriorated since September 30 and as of October 30, 1998, were at approximately the same level as they were at June 30. If prices remain at these levels or deteriorate further, the Company may be faced with an additional writedown at December 31, 1998.

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

     The Credit Facility consists of a five-year revolving credit facility and after the Capital Transactions had a borrowing base of $165 million. This borrowing base is subject to review every six months and the Credit Facility is secured by substantially all of the Company's oil and natural gas properties, except for those acquired in the Chevron Acquisition. Interest is payable on the revolving credit facility at either the prime rate or, depending on the percentage of the borrowing base that is outstanding, at rates ranging from LIBOR plus 7/8% to LIBOR plus 1 3/8%. The Credit Facility has several restrictions, including, among others: (i) a prohibition on the payment of dividends; (ii) a requirement for a minimum equity balance; (iii) a requirement to maintain positive working capital (as defined in the Credit Agreement); (iv) a minimum interest coverage test; and (v) a prohibition on most debt, lien and corporate guarantees.

     As previously discussed in "Capital Resources and Liquidity", the latest semi-annual credit review of the borrowing base was just completed based on June 30, 1998 assets and reserves. As a result of this review, the Company's borrowing base was reduced from $165 million to $130 million with the decrease almost entirely due to reduced oil prices. This leaves the Company with approximately $30 million available under its credit line as of October 31, 1998.

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

     The total net proceeds from the debt and equity offerings (the "Capital Transactions") were approximately $209.5 million after deducting total offering expenses of $900,000. The Company used these proceeds to reduce outstanding borrowings under the Company's bank credit facility, the majority of which had been borrowed to fund the $202 million acquisition of properties from Chevron (the "Chevron Acquisition") in December 1997.

SOURCES AND USES OF FUNDS

     During the first nine months of 1998, the Company spent approximately $80.2 million on exploration and development activities and approximately $13.5 million on acquisitions. The exploration and development expenditures included approximately $48.7 million spent on drilling, $17.1 million on geological, geophysical and acreage expenditures and $14.4 million on workover costs. These expenditures were funded by bank debt and cash flow from operations.

     During the first nine months of 1997, the Company spent approximately $54.7 million on oil and natural gas development activities and approximately $16.1 million on acquisitions. The development expenditures included approximately $38.2 million spent on drilling, $6.7 million on geological, geophysical and acreage expenditures and the balance of $9.8 million was spent on workover costs. These expenditures were funded by available cash, cash flow from operations and bank debt.

ACQUISITION UPDATES

     On December 30, 1997, the Company acquired oil properties in the Heidelberg Field, Jasper County, Mississippi, from Chevron for approximately $202 million, plus other minor interests from other third parties. The Chevron Acquisition represents the largest acquisition by the Company to date. The average net daily production from these properties during the fourth quarter of 1997 was approximately 2,800 barrels of oil per day ("Bbls/d") and 650 thousand cubic feet of natural gas per day ("Mcf/d"). During the first nine months of 1998, the average net daily

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

production increased to approximately 3,600 BOE/d and was approximately 4,200 BOE/d during the third quarter. This increase resulted primarily from 8 horizontal wells drilled during the first six months; however, as a result of low oil prices, the Company has postponed the drilling of 14 other horizontal wells originally planned for 1998. Because of this reduction in planned drilling expenditures, the production is not expected to materially change at Heidelberg Field during the remainder of 1998. The Company has not halted its planned expenditures on the East Heidelberg waterflood unit and other facilities, although these expenditures are not expected to have any current impact on production rates. The Company does anticipate some positive production response from the waterflood at Heidelberg during 1999, although it is difficult to predict the magnitude of such a response.

     The Company completed several property acquisitions during 1996, the largest of which was the acquisition of producing oil and natural gas properties, principally in Mississippi and Louisiana, for approximately $37.2 million from Amerada Hess, effective May 1, 1996 (the "Hess Acquisition"). The average daily production from the properties included in the Hess Acquisition during May and June 1996, the first two months of ownership, was approximately 2,945 BOE/d. The average daily production on these properties had increased to 5,969 BOE/d during the fourth quarter of 1997 and 8,900 BOE/d during the first nine months of 1998. During the third quarter of 1998, the average production on these properties began to decline and for the quarter averaged 7,600 BOE/d. The decrease is primarily due to production declines on several horizontal oil wells drilled at Eucutta Field in late 1997 and early 1998 and the lack of subsequent development work to replace this production.

PROPOSED CHANGE IN LEGAL DOMICILE

     The board of directors of Denbury Resources Inc. ("DRI") has approved DRI changing its legal domicile from Canada to the United States. The Company currently anticipates that in the fourth quarter of 1998 it will file a registration statement with the SEC containing a form of proxy statement to be used to solicit shareholder approval of such action. A special meeting of shareholders is likely to be held during the first quarter of 1999 to vote upon this proposal. If approved by the shareholders and completed, this transaction would not have any impact on the general operations or business of the Company. However, it would give the Company more flexibility with regard to its capital structure and certain regulatory issues. A more detailed analysis of the transaction can be obtained by reviewing the prospectus when it is available. However, if management determines that such change of domicile will result a significant amount of tax being paid by the Company or its shareholders, then such proposal may be delayed or abandoned.

RESULTS OF OPERATIONS

                                Operating Income

     While production volumes were 57% higher on a BOE basis during the first nine months of 1998 as compared to the first nine months of 1997, operating income decreased slightly due to a 29% decline in product prices (on a BOE basis), as set forth in the following chart.

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
---------------------------------  --------------------     ------------------
                                     1998        1997         1998      1997
---------------------------------  ---------   --------     --------   -------
AVERAGE DAILY PRODUCTION VOLUME:
   Bbls                               12,764      8,148       14,373     7,615
   Mcf                                39,829     36,282       39,255    36,061
   BOE                                19,402     14,195       20,916    13,292

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
---------------------------------  --------------------     ------------------
                                     1998        1997         1998      1997
---------------------------------  ---------   --------     --------   -------
UNIT PRICES
   Oil price per barrel ("Bbl")    $    9.30   $  16.12     $  10.64   $ 17.53
   Gas price per thousand cubic
      feet ("Mcf")                      2.28       2.43         2.35      2.54

NETBACK PER BOE (1):
   Sales price                     $   10.79   $  15.45     $  11.73   $ 16.56
   Production expenses                 (3.82)     (4.15)       (3.99)    (4.34)
                                   ---------   --------     --------   -------
   Production netback              $    6.97   $  11.30     $   7.74   $ 12.22
                                   ---------   --------     --------   -------
OPERATING INCOME (THOUSANDS)
   Oil sales                       $  10,921   $ 12,085     $ 41,748   $36,436
   Natural gas sales                   8,342      8,095       25,211   $23,647
   Less production expenses           (6,819)    (5,425)     (22,782)  (15,737)
                                   ---------   --------     --------   -------
       Operating income            $  12,444   $ 14,755     $ 44,177   $44,346
---------------------------------  ---------   --------     --------   -------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").

     The production increases between 1997 and 1998 were fueled by both internal growth from the Company's development and exploration programs and from the acquisition of producing properties during 1997, particularly the Chevron Acquisition in December 1997. The properties included in the Chevron Acquisition contributed approximately 4,200 BOE/d to the increase during the third quarter of 1998 and 3,600 BOE/d during the first nine months of 1998, with the remainder of the increase almost solely as a result of internal development, primarily on the properties acquired in the Hess Acquisition. During the third quarter and first nine months of 1998, the production from these Hess properties averaged 7,600 BOE/d and 8,900 BOE/d respectively, a 41% and 86% increase from the average of 5,373 BOE/d and 4,794 BOE/d during the comparable periods of 1997. The production on these Hess Properties has begun to decline in the third quarter (See "Acquisition Updates" above).

     Although 1998 production has increased substantially over 1997 levels, when comparing the second and third quarters of 1998 the Company experienced a decline in overall production rates for the first time in several years. This was due to (i) shutting in uneconomic wells, (ii) declines on existing production, particularly the horizontal wells, and (iii) the postponement of several oil development projects due to the low oil prices.

     Oil and gas revenue increased as a result of the large increase in production, although the revenue increase was not proportional to the production increase due to a substantial decline in oil product prices. Between the third quarter of 1997 and 1998, oil product prices decreased 42% ($6.82 per Bbl) while natural gas product prices declined 6% ($0.15 per Mcf). When comparing the prices for the comparable nine month periods, oil product prices decreased 39% ($6.89 per Bbl) and natural gas product prices declined by 7% ($0.19 per Mcf).

     Production and operating expenses increased between 1997 and 1998 primarily due to an increase in the number of properties, with the largest increase coming from the addition of properties acquired in the Chevron Acquisition. Even though the number of properties increased, production increased at a faster pace allowing the Company to reduce its production and operating expenses on a BOE basis by 8% when comparing the respective 1998 periods to 1997.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     For the properties acquired in the Hess Acquisition, the operating expenses declined from the 1996 level of $5.35 per BOE to $4.56 per BOE for 1997 and were further reduced to $3.14 for the first nine months of 1998. This reduction is largely attributable to the Company's emphasis in 1997 and early 1998 on horizontal drilling on these properties and the resulting increases in production. The Company was also able to lower costs during the third quarter of 1998 by shutting in uneconomical wells and through other general cost saving measures. The Company has been able to achieve these reductions in operating expenses per BOE even though the Company's production has become even more weighted towards oil (which has higher operating costs) with approximately 69% of the Company's first nine months of 1998 production coming from oil as compared to 57% during the first nine months of 1997.

     The operating expenses per BOE for the properties acquired in the Chevron Acquisition averaged $4.27 per BOE for the third quarter of 1998 and $4.90 per BOE for the first nine months of 1998, both significant declines from the average of approximately $6.38 per BOE when the properties were owned by Chevron.

                       General and Administrative Expenses

     General and administrative ("G&A") expenses have increased as set forth below along with the Company's growth.

                                   Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
--------------------------------   ------------------     -------------------
                                     1998      1997         1998       1997
--------------------------------   --------  --------     --------   --------
NET G&A EXPENSES (THOUSANDS)
   Gross expenses                  $  4,631  $  3,328     $ 14,382   $  9,999
   State franchise taxes                171       103          603        308
   Operator overhead charges         (2,455)   (1,398)      (7,375)    (3,789)
   Capitalized exploration expenses    (633)     (515)      (2,011)    (1,675)
                                   --------  --------     --------   --------
      Net expenses                 $  1,714  $  1,518     $  5,599   $  4,843
                                   --------  --------     --------   --------
Average G&A cost per BOE           $   0.96  $   1.16     $   0.98   $   1.33

Employees as of September 30            208       141          208        141
--------------------------------   --------  --------     --------   --------

     On a BOE basis, G&A costs decreased 17% from the third quarter of 1997 to the comparable period in 1998 and 26% when comparing the first nine months of 1998 to the first nine months of 1997, in part because of increased production on both an absolute and per well basis and also from general cost saving measures, particularly during the third quarter of 1998. Furthermore, the respective well operating agreements allow the Company, when it is the operator, to charge a well with a specified overhead rate during the drilling phase and to also charge a monthly fixed overhead rate for each producing well. As a result of the increased drilling activity in early 1998 and the addition of several producing wells acquired in the Chevron Acquisition, the percentage of gross G&A recovered through these types of allocations (listed in the above table as "Operator overhead charges") increased when compared to the corresponding periods in 1997. During the third quarter of 1997, approximately 42% of gross G&A was recovered by operator overhead charges, while during the third quarter of 1998 this recovery increased to 53%. This difference was even more pronounced when comparing the respective first nine months, with approximately 38% of gross G&A

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

recovered by operator overhead charges during the first nine months of 1997 as compared to approximately 51% during the comparable period of 1998. This significant increase in overhead recoveries is not expected to be as pronounced during the remainder of 1998 as a result of the curtailed drilling expenditures on oil properties, thus reducing the amount of overhead recovered from drilling wells which will result in a net increase in future G&A expenses.

                         Interest and Financing Expenses

                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
------------------------------------   ------------------    -----------------
AMOUNTS IN THOUSANDS EXCEPT PER UNIT
AMOUNTS                                  1998      1997        1998     1997
------------------------------------   --------   -------    --------  -------
Interest expense                       $  4,419   $   235    $ 12,788  $   387
Non-cash interest expense                  (170)      (20)       (456)     (64)
                                       --------   -------    --------  -------
Cash interest expense                     4,249       215      12,332      323
Interest and other income                  (336)     (221)     (1,078)    (986)
                                       --------   -------    --------  -------
   Net interest expense (income)       $  3,913   $    (6)   $ 11,254  $  (663)
                                       --------   -------    --------  -------
Average interest expense (income)
   per BOE                             $   2.19   $  0.00    $   1.97  $ (0.18)
Average debt outstanding                205,217    10,375     198,890    3,610
------------------------------------   --------   -------    --------  -------

     During the first nine months of 1997 the Company had minimal debt outstanding as virtually all bank debt had been retired during the fourth quarter of 1996 with proceeds from a public offering of Common Shares completed in October 1996. Conversely, in December 1997, the Company borrowed $202 million to fund the Chevron Acquisition, resulting in $240 million of outstanding bank debt during January and most of February 1998. On February 26, 1998 this bank debt was repaid with proceeds from the Capital Transactions, leaving a bank balance of $40 million for the rest of the first quarter of 1998, plus $125 million of debt from the issuance of the Notes. This bank debt increased to $70 million during the second quarter of 1998 and to $90 million by the end of the third quarter ($100 million by October 31, 1998). These transactions resulted in substantially higher interest expense for the third quarter and first nine months of 1998 as compared to the comparable periods of 1997, on both an absolute and BOE basis.

                  Depletion, Depreciation and Site Restoration

     Depletion, depreciation and amortization ("DD&A") has increased along with the additional capitalized cost and increased production. DD&A per BOE increased from $6.50 for 1997 to $7.25 for the first half of 1998 primarily as a result of the decline in oil price. The reduced oil price causes wells to reach the end of their economic life much sooner and also makes certain proved undeveloped locations uneconomical, both of which reduce the reserve quantities. This reduction due to price amounted to approximately 7.2 million Bbls based on a comparison with reserves calculated using the December 31, 1997 and June 30, 1998 prices. The DD&A rate was reduced to $5.08 per BOE for the third quarter of 1998 primarily due to the reduction in the cost basis as a result of the writedown at June 30, 1998 (see "Full Cost Ceiling Test").

     Under full cost accounting rules, each quarter the Company is required to perform a ceiling test calculation. See "Full Cost Ceiling Test" for a discussion of the writedown taken as of June 30, 1998.

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

                                     Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
---------------------------------   --------------------    ------------------
AMOUNTS IN THOUSANDS EXCEPT PER
UNIT AMOUNTS                          1998        1997        1998       1997
---------------------------------   ---------   --------    --------   -------
Depletion and depreciation          $   8,984   $  8,050    $ 37,254   $22,899
Site restoration provision                 86         76         274       325
                                    ---------   --------    --------   -------
Total amortization                  $   9,070   $  8,126    $ 37,528   $23,224
                                    ---------   --------    --------   -------
Average DD&A cost per BOE           $    5.08   $   6.22    $   6.57   $  6.40
---------------------------------   ---------   --------    --------   -------

                                 Income Taxes

     Due to a net operating loss of the U.S. subsidiary each year for tax purposes, the Company does not have any current tax provision. The deferred income tax provision as a percentage of net income varies slightly depending on the mix of Canadian and U.S. expenses. In addition, as a result of the previously discussed $165 million writedown of its oil and natural gas properties and the resultant net pre-tax loss of $172.2 million as of June 30, 1998, an income tax provision for the first six months using the effective tax rate of 37% would have resulted in a $48 million deferred tax asset. Since the Company currently has a large tax net operating loss, it was uncertain whether this total tax asset could ultimately be realized. As such, the Company impaired and reduced the deferred tax asset by $13 million, resulting in a net asset of $35 million and a 29% effective tax benefit rate for the first half of 1998. Since this deferred tax asset was previously impaired as of June 30, 1998, the Company did not realize any tax benefit from the loss for the third quarter of 1998.

                                     Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
---------------------------------   --------------------    -------------------
                                      1998        1997        1998      1997
---------------------------------   ---------   --------    ---------  --------
Deferred income taxes (thousands)   $       -   $  1,886    $ (50,618) $  6,245
Average income tax costs
  (benefit) per BOE                         -   $   1.44    $   (8.86) $   1.72
Effective tax rate                          -         37%         29%       37%
---------------------------------   ---------   --------    ---------  --------

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

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                         Three Months Ended Nine Months Ended
                                           September 30,      September 30,
---------------------------------------  ------------------ ------------------
AMOUNTS IN THOUSAND EXCEPT PER SHARE
AMOUNTS                                    1998      1997     1998      1997
---------------------------------------  --------  -------- ---------  -------
Net income (loss)                        $ (2,423) $  3,211 $(125,042) $10,633
Net income (loss) per common share:
   Basic                                 $  (0.09) $   0.16 $   (4.88) $  0.53
   Fully diluted                            (0.09)     0.15     (4.88)    0.50
Cash flow from operations (1)            $  6,817  $ 13,243 $  27,324  $40,166
---------------------------------------  --------  -------- ---------  -------

(1) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

     The following table summarizes the cash flow, DD&A and results of operations on a BOE basis for the comparative periods. Each of the individual components are discussed above.

                                            Three Months        Nine Months
                                               Ended               Ended
                                            September 30,       September 30,
---------------------------------------  -------------------  ----------------
Per BOE Data                               1998       1997     1998      1997
---------------------------------------  --------   --------  -------   ------
  Revenue                                $  10.79   $  15.45  $ 11.73   $16.56
  Production expenses                       (3.82)     (4.15)   (3.99)   (4.34)
---------------------------------------  --------   --------  -------   ------
  Production netback                         6.97      11.30     7.74    12.22
  General and administrative                (0.96)     (1.16)   (0.98)   (1.33)
  Interest and other income (expense)       (2.19)      0.00    (1.97)    0.18
---------------------------------------  --------   --------  -------   ------
      Cash flow from operations(a)           3.82      10.14     4.79    11.07
  DD&A                                      (5.08)     (6.22)   (6.57)   (6.40)
  Deferred income taxes                         -      (1.44)    8.86    (1.72)
  Writedown of oil and natural gas
    properties                                  -          -   (28.90)       -
  Other non-cash items                      (0.10)     (0.02)   (0.08)   (0.02)
---------------------------------------  --------   --------  -------   ------
      Net income (loss)                  $  (1.36)  $   2.46  $(21.90)  $ 2.93
---------------------------------------  --------   --------  -------   ------

(a) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

                                Year 2000 Issues

     Year 2000 issues relate to the ability of computer programs or equipment to accurately calculate, store or use dates after December 31, 1999. These dates can be handled or interpreted in a number of different ways, but the most common error is for the system to contain a two digit year which may cause the system to interpret the year 2000 as 1900. Errors of this type can result in system failures, miscalculations and the disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business. In response to the year 2000 issues, the Company has developed a strategic plan divided into the following phases: inventory, product compliance based on vendor representations and in-house testing, third party integration and development of a contingency plan.

     All of the Company's processing needs are handled by third party systems, none of which have been substantially modified and all of which have been purchased within the last few years. Therefore, the Company's initial review of its systems with regard to year 2000 issues required an inventory of its systems and a review of the vendor

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


representations. The Company has substantially completed this initial review of its information systems, which should be finalized during the fourth quarter of 1998. The licensor of the Company's core financial software system has certified that such software is Year 2000 compliant. Additionally, most other less critical software systems, various types of equipment and non-information technology have been reviewed and based on vendor representations, are either compliant, will be compliant with the next forthcoming software release or are systems that are not date specific. This initial review will be followed by in-house testing of the core systems and the Company expects this to be completed by the end of the first quarter of 1999.

     The Company believes that the potential impact, if any, of these systems not being Year 2000 compliant will, at most, require employees to manually complete otherwise automated tasks or calculations. Furthermore, the Company does not expect that any additional training would be required to perform these tasks on a manual basis due to the level of experience of its personnel and the routine nature of the tasks being performed. If, based on the results of its in-house testing, the Company should determine that certain systems are not Year 2000 compliant and it appears as though the system is not likely to be compliant within a reasonable time period, the Company will either elect to perform the task manually or will attempt to purchase a different system for that particular task and convert before December 31, 2000. The Company does not believe that either option would impact the Company's ability to continue exploration,
drilling,   production  or  sales  activities  although  the  task  may  require additional time and personnel to complete the same function or may require incremental time and personnel during 1999 for a conversion to a new system. After the completion of its in-house testing, the Company will further develop a contingency plan as required. This final step is expected to be completed during the second quarter of 1999.

     The Company has initiated the third party integration phase and will continue to have formal communications with its significant suppliers, business partners and customers to determine the extent to which the Company is vulnerable to those third parties' failure to correct their own Year 2000 issues. This portion of the review is expected to be completed during the first quarter of 1999. Several of these third parties have provided certain favorable representations as to their year 2000 readiness. However, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted or that the conversion will be compatible with the Company's systems. However, the Company believes that it can locate other vendors, purchasers and third party contractors, if necessary, in order to maintain its normal operations.

     The Company has, and will continue to, utilize both internal and external resources to complete tasks and perform testing necessary to address the Year 2000 issue. The Company has not incurred, and does not anticipate that it will incur, any significant costs relating to the assessment and remediation of Year 2000 issues.

                           Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-
looking statements generally are accompanied by words such as "plan," "estimate," "expect," "predict," "anticipate," "projected," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

                           Part II. Other Information



Item 6.  Exhibits and Reports on Form 8-K during the Third Quarter of 1998

   Exhibits:
   ---------

      None



   Reports on Form 8-K:
   --------------------

      None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  DENBURY RESOURCES INC.
                                                 DENBURY MANAGEMENT, INC.
                                                       (Registrant)


                                             By:   /s/ Phil Rykhoek
                                             ----------------------------------
                                                       Phil Rykhoek
                                                  Chief Financial Officer


                                             By:  /s/  Bobby Bishop
                                             ----------------------------------
                                                       Bobby Bishop
                                                  Chief Accounting Officer &
                                                        Controller




Date: November 6, 1998