Form 10-K405
period 1998-12-31
DENBURY RESOURCES INC
filed 1999-03-01
CIK 945764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 (Mark One)
 |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                   For the fiscal year ended December 31, 1998

                                       OR

 |_| Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

               For the transition period from _________ to________

                         Commission file number 33-93722
                         -------------------------------
                             DENBURY RESOURCES INC.
                            DENBURY MANAGEMENT, INC.
             (Exact name of Registrants as specified in its charter)


               Canada                                          Not applicable
               Texas                                             75-2294373
    (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

    17304 Preston Rd., Suite 200
             Dallas, TX                                            75252
(Address of principal executive offices)                         (Zipcode)


Registrant's telephone number, including area code:            (972)673-2000

Securities registered pursuant to Section 12(b) of the Act:

================================================================================
     Title of Each Class               Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
Common Shares ( No Par Value)                     New York Stock Exchange
================================================================================

Securities registered pursuant to
Section 12(g) of the Act:                 9% Senior Subordinated Notes Due 2008

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 22, 1999, the aggregate market value of the registrant's Common Shares held by non-affiliates was approximately $78,000,000.

     The number of shares outstanding of the registrant's Common Shares as of February 22, 1999, was 26,801,680.

                       DOCUMENTS INCORPORATED BY REFERENCE


Document                                          Incorporated as to
1. Notice and Proxy Statement                     1. Part III, Items 10, 11, 12,
   for the Annual Meeting of                         and 13
   Shareholders to be held May 19, 1999

                            Denbury Resources Inc.
                         1998 Annual Report on Form 10-K
                                Table of Contents

Item                                                                        Page
----                                                                        ----

                                     PART 1

1.                Business.....................................................1
2.                Properties..................................................15
3.                Legal Proceedings...........................................15
4.                Submission of Matters to a Vote of Security Holders.........15

                                     PART II

5.                Market for Common Stock and Related Matters.................15
6.                Selected Financial Data.....................................16
7.                Management's Discussion and Analysis of Financial
                           Condition and Results of Operations................17
7A.               Quantitative and Qualitative Disclosures About Market Risk..32
8.                Financial Statements and Supplementary Data.................32
                           Index to Financial Statements and Schedules.......F-1
9.                Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure................33

                                    PART III

10.               Directors and Executive Officers of the Company.............33
11.               Executive Compensation......................................33
12.               Security Ownership of Certain Beneficial Owners
                           and Management.....................................33
13.               Certain Relationships and Related Transactions..............34

                                     PART IV

14.               Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K................................34

PART I

Item 1. Business
----------------

The Company

       Denbury Resources Inc. ("Denbury" or the "Company") is a Canadian corporation organized under the Canada Business Corporations Act engaged in the acquisition, development, operation and exploration of oil and gas properties primarily in the Gulf Coast region of the United States through its wholly-owned subsidiary, Denbury Management, Inc., a Texas corporation. Denbury's corporate headquarters is located at Suite 200, 17304 Preston Road, Dallas, Texas 75252, U.S.A., phone number 972-673-2000, and its Canadian office is located at 2550, 140--4th Avenue S.W., Calgary, Alberta T2P 3N3, phone number 403-266-1101. The Company's headquarters will move, effective March 29, 1999, to 5100 Tennison Parkway, Plano, Texas 75024 although the phone number is not expected to change. At December 31, 1998, the Company had 205 employees, 92 of which were employed in field operations.

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

History

       The Company acquired all of the outstanding shares of Denbury Management in a multi-step transaction in July 1992, in exchange for 1,385,765 Common Shares (the "Denbury Acquisition"). Upon completion of the Denbury Acquisition, Mr. Gareth Roberts, the then president of Denbury Management, was appointed the President and Chief Executive Officer of the Company and was elected to the Company's board of directors. He has served in that capacity since that time. Subsequent to the merger, in September 1993, Denbury sold all of its remaining Canadian oil and gas operations for approximately $3.1 million. As a result, 100% of Denbury's oil and gas operations are now conducted in the Southern United States, primarily onshore Louisiana and Mississippi, through its subsidiary, Denbury Management.

Proposed Change in Legal Domicile

       The board of directors has approved Denbury changing its legal domicile from Canada to the United States. The Company has filed a registration statement with the SEC containing a form of proxy statement to be used to solicit shareholder approval of such action. A special meeting of shareholders is likely to be held during April of 1999 to vote upon this proposal. If approved by the shareholders and completed, this transaction would not have any impact on the general operations or business of the Company. However, it would give the

Company more flexibility with regard to its corporate and capital structure, reduce the tax costs of certain transactions and increase the Company's ability to make acquisitions. If approved, the Company and its wholly owned subsidiary, Denbury Management will merge after the move of corporate domicile, leaving Denbury Resources Inc., the Delaware corporation, as the surviving entity. A detailed description of the transaction can be found in Form S-4 Registration Statement No. 333-69577 filed with the Securities and Exchange Commission
("SEC") and available over the Internet at the SEC's web site at http://www.sec.gov. However, if management determines that such change of domicile will result in a significant amount of tax being paid by the Company or its shareholders, which is not expected, then such proposal may be delayed or abandoned.

Recent Events

       LOW OIL PRICES. Between 1997 and 1998, the Company's net oil product prices decreased 40% ($6.96 per Bbl) and its natural gas product prices declined by 14% ($0.37 per Mcf). This drop in oil and natural gas prices has caused the Company's cash flow and results of operations to drop substantially during 1998 and has contributed to an increase in our debt levels during the year. Furthermore, at these oil price levels, most of the Company's oil development and exploration projects are uneconomical. Thus starting in mid-1998, the Company significantly curtailed its development expenditures and shifted its focus to potential acquisition opportunities. However, if oil prices do recover to a more normalized level, the Company has built a significant inventory of oil development projects that will then be economic, subject to the availability of capital.

       FULL COST POOL WRITEDOWNS. As a result of the low oil prices, at June 30, 1998 the Company had a $165 million non-cash writedown of its full cost pool. This writedown was computed based on a NYMEX oil price of $14.00 per barrel. As of December 31, 1998, oil prices had deteriorated further to a NYMEX price of approximately $12.00 per Bbl and an average net realized price of $7.37 per Bbl, a drop of $7.06 in the average net realized price since December 31, 1997. As a result of this decrease in product prices, along with some downward revisions in the Company's proven reserves, the Company incurred an additional writedown of $115 million at December 31, 1998, or a total writedown for the year of $280 million.

       BASIS OF PRESENTATION. As of December 31, 1998, the current net present value (using the year-end oil and natural gas prices) of the Company's reserves are insufficient to repay the senior bank loan, the 9% Senior Subordinated Notes due 2008 and the related interest costs, which casts doubt upon the ability of the Company to continue operations in the foreseeable future and to be able to realize assets and satisfy liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon the completion of the sale of stock to the Texas Pacific Group ("TPG") discussed below (also see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proposed $100 Million Sale of Shares to TPG") or an increase in oil and natural gas prices. If this proposed sale of stock does not close or oil and natural gas prices do not increase to enable the repayment of the debt and interest costs, the Company will be in default of its bank credit agreement and may not be able to service its debt. If the Company were unable to continue as a going concern, then significant adjustments would be necessary to the Company's financial statements to properly reflect a need to liquidate assets in order to repay debt, to reflect all debt as current and other potential adjustments due to the changes in operations.

       PROPOSED SALE OF STOCK TO TPG. The Company believes the low price environment makes this a good time to pursue acquisitions. However, without additional capital, the Company's high debt levels make it difficult for the Company to make any meaningful acquisitions. During the last quarter of 1998, the Company began to seek out additional sources of capital and in December, 1998, the Company negotiated a stock purchase by its largest shareholder, TPG, of 18,552,876 common shares of the Company at $5.39 per share for an aggregate consideration of $100 million. The consummation of this stock sale is conditioned upon the approval of the sale by the shareholders of the Company, completion of an amendment to the Company's bank agreement, the absence of a material adverse change, as that term is defined in the agreement, plus satisfaction of other conditions. The Company completed an amendment to its bank credit facility as of February 19, 1999 and is seeking shareholder approval of the sale of stock to TPG at a special meeting of the shareholders currently expected to be held in April, 1999. If this sale of stock is consummated, TPG will gain control of the Company with ownership that will increase from approximately 32% to approximately 60%.

       AMENDMENT TO CREDIT FACILITY. On February 19, 1999, the Company completed an amendment to its credit facility with Bank of America, as agent for a group of eight other banks, thereby meeting one of the required conditions for the sale of stock to TPG. This amendment sets the borrowing base at $110 million, of which $60 million was considered by the banks to be within their normal credit guidelines. The amendment:

       o           provides relief on certain debt covenants;
       o           changes the facility to one that is fully secured;
       o           sets restrictions on the use of funds;
       o           increases the interest rate; and
       o provides that a failure to close the TPG stock sale before June 16, 1999 would be an event of default.

       All of these recent events, plus other 1998 activities, are more fully described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Business Strategy

       As part of its corporate strategy, the Company believes in the following fundamental principles:

         o        Remain focused in specific regions;
         o Acquire properties where the Company believes additional value can be created through a combination of exploitation, develop-ment, exploration and marketing;
         o Acquire properties that give the Company a majority working interest and operational control or where the Company believes they can ultimately obtain it;
         o Maximize the value of the Company's properties by increasing production and reserves while reducing costs; and
         o Maintain a highly competitive team of experienced and incenti-vized personnel.

Acquisitions of Oil and Gas Properties

       Acquisitions have historically been an integral part of the Company's strategy and are expected to become even more important during 1999 due to the low price environment. As part this strategy, the Company strives to acquire properties where it believes significant additional value can be created. Such properties are typically characterized by: (i) long production histories; (ii) complex geological formations with multiple producing horizons and substantial exploitation potential; (iii) a history of limited operational focus and capital investment, often due to their relatively small size and limited strategic importance to the previous owner; and (iv) the potential for the Company to gain control of operations. Due to the low price environment and its affect on debt levels, cash flow, and personnel levels, the Company believes that this is an excellent time to pursue acquisitions. Although it is primarily interested in acquiring good properties at good prices, if possible, the Company tries to maintain a well- balanced portfolio of oil and natural gas development, exploitation and exploration projects in order to minimize the overall risk profile of its investment opportunities while still providing significant upside potential.

       The Company attempts to improve its profitability by consolidating its ownership in core properties over which it can exercise operational control and focus technical expertise. Consequently, the Company may purchase small working interest positions, primarily through negotiated transactions, and sell or trade its non-core assets. The consolidation of ownership allows the Company to: (i) enhance the effectiveness of its technical staff by concentrating on relatively few wells; (ii) increase production while adding virtually no additional personnel; and (iii) increase ownership in a property so that the potential benefits of value enhancement activities justify the allocation of its resources.

       Prior to the December 1997 acquisition of Heidelberg Field, the Company's oil and gas reserves were obtained almost equally from acquisitions and development activities. Generally speaking, the Company has emphasized drilling when commodity prices are relatively high and focused on acquisitions when commodity prices are low. From 1993, when the Company focused its attention exclusively in the United States, through December 31, 1995, the Company spent a total of $43.4 million on acquisitions. Since then, the Company has made two key acquisitions, the first in May 1996. At that time, the Company acquired properties in its core areas of Mississippi and Louisiana from Amerada Hess Corporation for approximately $37.2 million. In December 1997, the Company acquired oil properties in the Heidelberg Field from Chevron U.S.A., Inc. for approximately $202 million.

       1996 HESS ACQUISITION. During May and June, 1996, the first two months of ownership, the properties acquired from Amerada Hess produced approximately 2,945 BOE per day and as of June 30, 1996, had proved reserves of approximately
5.9 MMBOE. After acquiring the properties, the Company did extensive development and exploitation on these properties and as a result, increased the production 230% to a peak of 9,731 BOE per day during the second quarter of 1998 and increased the reserves 141% to 14.2 MMBOE as of December 31, 1997. This acquisition has been profitable even though production has peaked and oil prices have dropped during 1998 to one of the lowest levels in recent history. Production for the third and fourth quarters of 1998 averaged approximately 7,600 and 5,730 BOE per day, respectively. These production declines primarily occurred because of production decreases on the horizontal oil wells drilled late in 1997 and early 1998 and the lack of drilling and other development activity on these properties during the latter half of 1998 due to the low oil prices.

       There are additional potential development projects on these properties, plus some exploration potential, once oil prices recover to a more normalized level. During 1998, the Company shot a 92 square mile 3-D shoot over Eucutta Field, the largest property in this acquisition, which has highlighted some additional exploration potential. The Company plans further drilling during 1999 based on data from this 3-D survey, although the plans may be modified, depending on the oil prices at the time. As of December 31, 1998, the proved reserves on an SEC basis had dropped to 6.0 MMBOE, primarily due to the effect of low oil prices.

       1997 CHEVRON ACQUISITION. The Heidelberg Field in Jasper County, Mississippi, acquired in the Chevron acquisition is located approximately nine miles from the Eucutta Field, the property with the highest estimated future net cash flow from proved reserves discounted at an annual discount rate of 10% in accordance with the guidelines of the SEC ("PV10 Value") of those acquired in the Hess acquisition. The Company has an average working interest of 91% and an average net revenue interest of 77% in this field, the majority of which was acquired from Chevron and the remainder of which was acquired through $19.3 million of other incremental acquisitions in this field. The estimated proved reserves as of January 1, 1998 for the Chevron Acquisition properties were approximately 27.6 MMBOE, with average net daily production of approximately 2,900 BOE per day for the fourth quarter of 1997. Due to the low oil price throughout 1998, the Company has not developed this field as quickly as it originally planned. During the year, the Company did drill 17 wells, of which 10 were horizontal wells, significantly less than in the original plan to drill 11 vertical wells and 32 horizontal wells. During the second half of the year, the development activity virtually ceased, except for the continued development of facilities for the waterfloods currently in process.

       In spite of the scaled back development plan, production at this field averaged approximately 4,200 and 4,250 BOE per day during the third and fourth quarters of 1998, respectively, which is a 45% and 47% increase from the fourth quarter of 1997. As of December 31, 1998, the proved reserves on an SEC basis had dropped to 19.9 MMBOE, primarily due to the effect of a $6.92 per barrel verage field price being received and used to price reserves in the Company's year-end reserve report.

OIL AND GAS OPERATIONS

       Denbury operates in two core areas, Louisiana and Mississippi. Its eight largest fields constitute approximately 88% and 78%, respectively, of its total proved reserves on a BOE and PV10 Value basis. Within these eight fields the Company owns an average 91% working interest and operate 95% of the wells which comprise 65% of our PV10 Value. These eight largest fields are located in three adjacent counties in Mississippi and one parish in Louisiana. The concentration of value in a relatively small number of fields allows the Company to benefit substantially from any operating cost reductions or production enhancements and allows the Company to effectively manage the properties from its two field offices in Houma, Louisiana and Laurel, Mississippi.

                                                                                1998
                         Proved Reserves as of December 31, 1998 (1)     Average Production (2)
                      -------------------------------------------------- ----------------------
                                                                                                   Gross      Average Net
                        Oil       Natural Gas  PV10 Value     PV10 Value   Oil    Natural Gas    Productive     Revenue
                      (MBbls)       (MMcf)      (000's)       % of Total (Bbls/d)   (Mcf/d)       Wells (2)   Interest(2)
--------------------------------------------------------------------------------------------------------------------------
Louisiana
   Lirette..........       168      18,751  $   20,633          17.9%      149       9,100             14           58.3%
   Bayou Rambio.....        36       5,005       6,722           5.8%       19       4,435              5           55.6%
   Gibson...........        72       4,669       5,957           5.2%      156       4,188              2           53.2%
   South Chauvin....        98       5,062       5,152           4.5%       67       3,152              4           65.4%
   Other Louisiana..       221       5,743       9,272           8.1%      895      13,169             51           46.4%
                      --------  ----------  ----------     ----------  -------   ---------     ----------       ---------
     Total Louisiaiana     595      39,230      47,736          41.5%    1,286      34,044             76           50.4%
                      --------  ----------  ----------     ----------  -------   ---------     ----------       ---------


Mississippi
   Heidelberg.......    19,502       2,256      36,777          32.0%    3,681         493             156          77.1%
   Eucutta..........     3,926           -       9,987           8.7%    5,097         129              56          77.4%
   Quitman..........     1,154           -       2,841           2.5%    1,222           -              22          76.8%
   Davis............     1,024           -       1,860           1.6%      789           -              24          90.3%
   Other Mississippi     1,868       6,325      13,687          11.8%    1,456       1,493              96          52.3%
                      --------  ----------  ----------     ----------  -------   ---------     -----------      ---------
    Total Mississippi   27,474       8,581      65,152          56.6%   12,245       2,115             354          71.3%
                      --------  ----------  ----------     ----------  -------   ---------     -----------      ---------

Other...............       181         992       2,131           1.9%       72         446               -             -
                      --------  ----------  ----------     ----------  -------   ---------      -----------     ---------

Company Total.......    28,250      48,803  $  115,019         100.0%   13,603      36,605             430          67.6%
                      ========  ==========  ==========     ==========  =======   =========       ==========      =========

(1) The reserves were prepared using constant prices and costs in accordance with the guidelines of the SEC based on the prices received on a field-by-field basis as of December 31, 1998.
              The oil price at that date was a NYMEX price of $12.00 per Bbl adjusted by field and a NYMEX natural gas price average of $2.15 per MMBtu also adjusted by field.
(2) Includes only productive wells in which the Company has a working interest as of December 31, 1998.

Mississippi

       In Mississippi, most of the Company's production is oil, produced largely from depths of less than 10,000 feet. Fields in this region are characterized by relatively small geographic areas which generate prolific production from multiple pay sands. The Company's Mississippi production is usually associated with large amounts of saltwater, which must be disposed of in saltwater disposal wells, and almost all wells require pumping. These factors increase the operating costs on a per barrel basis as compared to Louisiana. The Company places considerable emphasis on reducing these costs in order to maximize the cash flow from this area.

       During 1997 and early 1998, the Company increased its emphasis in horizontal drilling based on its apparent success. The Company drilled its first horizontal well in 1995 at the South Thompson Creek Field in Mississippi and drilled a subsequent horizontal well in this field during 1996. Both of these wells were completed as producers. Although horizontal wells typically decline rapidly from their initial production rates, they typically have a higher internal rate of return than a comparable vertical well, reduce operating costs per BOE and reduce the number of wells required to drain the reservoir.

       Through December 31, 1998, the Company has drilled a total of 37 horizontal wells at an average cost of $1.0 million as compared to an average cost of $1.6 million per well on the first two South Thompson Creek wells. The initial average production rate during the first month of production on these wells was 400 Bbls/d. Even though the Company has had continued success with its horizontal drilling, during the second half of 1998 the Company stopped drilling these wells due to the low oil prices. The Company hopes to commence drilling additional horizontal wells, particularly at Heidelberg Field, as soon as oil prices return to a more normalized level.

Southern Louisiana

      The Company's southern Louisiana producing fields are typically large structural features containing multiple sandstone reservoirs. Current production depths range from 7,000 feet to 16,000 feet with potential throughout the area for even deeper production. The region produces predominantly natural gas, with most reservoirs producing with a water-drive mechanism.

      The majority of the Company's southern Louisiana fields lie in the Houma embayment area of Terrebonne and LaFourche Parishes. The area is characterized by complex geological structures which have produced prolific reserves, typical of the lower Gulf Coast geosyncline. Use of the 3-D seismic has become a valuable tool in exploration and development throughout the onshore Gulf Coast and has been pivotal in discovering significant reserves. The Company currently owns or has license to work on over 345 square miles of 3-D seismic data and plans to continue to expand its data ownership.

      During 1995, the Company acquired approximately 75 square miles of 3-D seismic data over five of its existing fields in Southern Louisiana, namely Bayou Rambio, De Large, North Deep Lake, Gibson and Humphreys. During 1996, the Company entered into a joint venture agreement with two industry partners and shot approximately 158 square miles of 3-D seismic data in the Terrebonne Parish area, which includes three of its existing fields, Lirette, Lapeyrouse and North Lapeyrouse. The Company's existing productive zones are excluded from the joint venture. Denbury owns a one-third interest in any new prospects discovered through this joint venture that currently owns rights to over 35,000 acres within the survey area. The 3-D seismic survey is complete and four wells have been drilled to date based on the results of the survey with two dry holes and two successful wells in the Lirette Field area. By the end of 1998, the Company had identified 12 to 16 other drilling prospects from this survey. The Company's participation in these wells during 1999 will depend on the availability of capital and participation of the other working interest owners.

Proved Oil and Gas Reserves

      The Company's reserves at December 31, 1998, 1997 and 1996 were estimated by Netherland, Sewell & Associates, Inc., an independent Dallas-based engineering firm. The reserves were prepared using constant prices and costs in accordance with the guidelines of the Securities and Exchange Commission ("SEC"), based on the prices received on a field-by-field basis as of December 31 of each year. The reserves do not include any value for probable or possible reserves which may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent the Company's net revenue interest in its properties.



                                                                            As of December 31,
                                                               -------------------------------------------
                                                                    1998            1997           1996
                                                               -------------   ------------   ------------
Estimated proved reserves:
    Oil (MBbls)................................................       28,250         52,108         15,052
    Natural Gas (MMcf).........................................       48,803         77,191         74,102
    Oil Equivalent (MBOE)......................................       36,383         64,883         27,403


Percentage of MBOE:

    Proved producing...........................................          39%            40%            45%
    Proved non-producing.......................................          38%            26%            39%
    Proved undeveloped.........................................          23%            34%            16%


Representative oil and gas prices: (1)
    NYMEX .....................................................$      12.00    $     18.32    $      25.92
    NYMEX Henry Hub............................................        2.15           2.58            3.90


Present Values:
    Discounted estimated future net cash flow before
        income taxes (PV10 Value) (thousands) (2)..............$    115,019    $   361,329    $    316,098
    Standardized measure of discounted estimated future net cash
        flow after net income taxes (thousands)................$    115,019    $   335,308    $    241,872


(1) The oil prices as of each respective year-end were based on NYMEX prices per barrel and NYMEX Henry Hub prices per MMBtu, with these representative prices adjusted by field to arrive at the appropriate corporate net price.
(2) Determined based on year-end unescalated prices and costs in accordance with the guidelines of the SEC, discounted at 10% per annum.


      See also Note 12. "Supplemental Reserve Information" of the Consolidated Financial Statements for disclosure of other reserve data and such information is incorporated herein by reference.

Oil and Gas Acreage

      The following table sets forth Denbury's acreage position at December 31, 1998:


                                     Developed                             Undeveloped
                        -----------------------------------     ---------------------------------
                             Gross                Net                Gross               Net
                        ---------------     ---------------     ---------------     -------------
Louisiana..............       22,301             14,260               22,969               8,282
Mississippi............       20,547             15,580               28,434               15,038
                        ---------------     ---------------     ---------------     -------------
            Total......       42,848             29,840               51,403               23,320
                        ===============     ===============     ===============     =============


Productive Wells

       This table sets forth both the gross and net productive wells of the Company at December 31, 1998:

                           Producing Oil                   Producing Gas
                               Wells                           Wells                          Total
                    ---------------------------     ---------------------------     --------------------------
                       Gross             Net           Gross            Net            Gross            Net
                    -----------      ----------     -----------     -----------     -----------     ----------
Louisiana..........          15             9.0              61            29.4              76           38.4
Mississippi........         332           243.4              22             9.0             354          252.4
                    -----------      ----------     -----------     -----------     -----------     ----------
       Total.......         347           252.4              83            38.4             430          290.8
                    ===========      ==========     ===========     ===========     ===========     ==========


Drilling Activity

       The following table sets forth the results of drilling activities during each of the three fiscal years in the period ended December 31, 1998.


                                                                 Year Ended December 31,
                                              --------------------------------------------------------------
                                                     1998                  1997                 1996
                                              -------------------   ------------------   -------------------
                                               Gross       Net       Gross      Net       Gross       Net
                                              --------   --------   --------  --------   --------   --------

Exploratory Wells: (1)
     Productive (2)........................          -          -          2       0.7          -          -
     Nonproductive (3).....................          1        0.4          7       2.3          1        1.0
Development Wells: (1)
     Productive (2)........................         33       26.7         33      22.5          9        7.9
     Nonproductive (3).....................          1        0.8          2       0.8          -          -
                                              --------   --------   --------  --------   --------   --------
           Total...........................         35       27.9         44      26.3         10        8.9
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


       There were also six water injection wells drilled during 1998 and one well was in the process of being drilled at December 31, 1998.

Title to Properties

       Customarily in the oil and gas industry, only a perfunctory title examination is conducted at the time properties believed to be suitable for drilling operations are first acquired. Prior to commencement of drilling operations, a thorough drill site title examination is normally conducted, and curative work is performed with respect to significant defects. During acquisitions, title reviews are performed on all properties; however, formal title opinions are obtained on only the higher value properties. The Company believes that it has good title to its oil and natural gas properties, some of which are subject to minor encumbrances, easements and restrictions.

Production

       The following tables summarize sales volume, sales price and production cost information for the Company's net oil and gas production for each year of the three-year period ended December 31, 1998. "Net" production is production that is owned by the Company and produced for its interest after deducting royalties and other similar interests.


                                               Year Ended December 31,
                                        --------------------------------------
                                           1998           1997         1996
                                        -----------    ----------   ----------
Net production volume
   Crude oil - (Mbbls).................       4,965         2,884        1,500
   Natural gas - (Mmcf)................      13,361        13,257        8,933
   Equivalent - MBOE (1)...............       7,192         5,094        2,989


Average sales price
   Crude oil - ($/Bbl).................    $  10.29      $  17.25     $  18.98
   Natural gas - ($/Mcf)...............        2.31          2.68         2.73
   Per equivalent BOE (1)..............       11.38         16.75        17.69

Average production cost
  Per equivalent BOE (1)...............    $   4.05      $   4.36     $   4.51

(1) Based on a 6 Mcf to 1 Bbl gas to oil conversion ratio.

Significant Oil and Gas Purchasers

       Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. The loss of any purchaser would not be expected to have a material adverse effect upon the Company. For the year ended December 31, 1998, the Company sold 10% or more of its net production of oil and gas to the following purchasers: Hunt Refining (34%), Natural Gas Clearinghouse (17%) and Genesis Crude Oil (11%).

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

Oil Marketing

       Denbury markets its oil to a variety of purchasers, most of which are large, established companies. The oil is generally sold under a short-term contract with the sales price based on an applicable posted price, plus a negotiated premium. This price is determined on a well-by-well basis and the purchaser generally takes delivery at the wellhead. Mississippi oil, which accounted for approximately 90% of the Company's oil production in 1998, is primarily light sour crude and sells at a discount to the published West Texas Intermediate posting. The balance of the oil production, Louisiana oil, is primarily light sweet crude, which typically sells at a slight premium to the West Texas Intermediate posting.

       In the fourth quarter of 1998, the Company entered into new contracts on virtually all of its Mississippi oil production. These new contracts, which are generally for a period of twelve to twenty-four months, changed the price methodology on which the contracts are based and provides for protection to the Company against any further widening of the gap between the local posted price and NYMEX. Certain of the contracts also implemented a price floor of between $8.00 and $10.00 per Bbl which equates to a NYMEX oil price of between $15.00 and $16.00 per Bbl. As compensation for the price floors, the contracts provide that the premiums received on the posted prices decrease as oil prices rise. The contracts with floor prices covered approximately 45% of the Company's oil production, as of January 31, 1999. The Company may not be able to renew these contracts in the future or may not be able to obtain terms as favorable as those in the existing contracts.

Natural Gas Marketing

       Virtually all of Denbury's natural gas production is close to existing pipelines and consequently, the Company generally has a variety of options to market its natural gas. The Company sells the majority of its natural gas on one year contracts with prices fluctuating month-to-month based on published pipeline indices with slight premiums or discounts to the index.

Production Price Hedging

       During June and July, 1998, the Company entered into two no-cost financial contracts ("collars") to hedge a total of 40 million cubic feet of natural gas per day ("MMcf/d"). The first natural gas contract for 35 MMcf/d covers the period from July 1998 to June 1999 and has a floor price of $1.90 per million British Thermal Units ("MMBtu") and a ceiling price of $2.96 per MMBtu. The second natural gas contract for five MMcf/d covers the period from September 1998 to August 1999 and has a floor price of $1.90 per MMBtu and a ceiling price of $2.89 per MMBtu. During December, 1998, the Company extended these natural gas hedges through December 2000 by entering into an additional no-cost collar with a floor price of $1.90 per MMBtu and a ceiling price of $2.58 per MMBtu for the period of July 1999 through December 2000. This contract hedges 25 MMcf/d for the months of July and August 1999 and 30 MMcf/d for each month thereafter. The Company collected $175,200 on these financial contracts during 1998. These three contracts cover over 100% of the Company's current net natural gas production.

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

Taxation

       Since all of the Company's oil and natural gas operations are located in the United States, the Company's primary tax concerns relate to U.S. tax laws, rather than Canadian laws. Certain provisions of the United States Internal Revenue Code of 1986, as amended, are applicable to the petroleum industry. Current law permits the Company to deduct currently, rather than capitalize, intangible drilling and development costs ("IDC") incurred or borne by it. The Company, as an independent producer, is also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced by it (if such percentage of depletion exceeds cost depletion). Generally, this deduction is 15% of gross income from an oil and natural gas property, without reference to the taxpayer's basis in the property. Percentage depletion can not exceed the taxable income from any property (computed without allowance for depletion), and is limited in the aggregate to 65% of the Company's taxable income. Any depletion disallowed under the 65% limitation, however, may be carried over indefinitely. See Note 5 "Income Taxes" of the Consolidated Financial Statements for additional tax disclosures and such information is incorporated herein by reference.

Item 2.  Properties
-------------------

       See Item 1. Business - "Oil and Gas Operations." The Company also has various operating leases for rental of office space, office equipment, and vehicles. See Note 8 "Commitments and Contingencies" of the Consolidated Financial Statements for the future minimum rental payments and such information is incorporated herein by reference.

Item 3.  Legal Proceedings
--------------------------

       In June of 1997, a well blow-out occurred at the Lake Chicot Field, for which the Company is operator, in St. Martin Parish, Louisiana in which four individuals that were employees of third party entities were killed, none of whom were employees or contractors of the Company. In connection with this blow-out, a lawsuit was filed on July 2, 1997, Barbara Trahan, et al.v. Mallard Bay Drilling L.L.C., Parker Drilling Company and Denbury Management, Inc., Case No. 58226-G in the 16th Judicial District court in St. Martin Parish, Louisiana alleging various defective and dangerous conditions, violation of certain rules and regulations and acts of negligence. The Company believes that all litigation relating to this matter to which it is a party is covered by insurance and none of such legal proceedings can be reasonable expected to have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

       There are no other potentially material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. However, due to the nature of its business, certain legal or administrative proceedings arise from time to time in the ordinary course of its business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

       No matters were submitted for a vote of security holders during the fourth quarter of 1998.


                                     PART II

Item 5.  Market for the Common Stock and Related Matters
--------------------------------------------------------

       Information as to the markets in which the Company's Common Stock is traded, the quarterly high and low prices for such stock, the dividends declared with respect to the Common Stock during the last two years, and the approximate number of stockholders of record at February 1, 1999, is set forth under "Common Stock Trading Summary" in the Consolidated Financial Statements." Information as to restrictions on the payment of dividends with respect to the Company's Common Stock is set forth in Note 6 "Shareholders' Equity" of the Consolidated Financial Statements. Such information is incorporated herein by reference. The closing price of the Company's stock on The New York Stock Exchange and The
Toronto Stock Exchange on February 24, 1999 was $3.94 and Cdn. $5.50, respectively.

Item 6.  Selected Financial Data
--------------------------------

       The following table sets forth five years of selected financial data:




                                                                           Year Ended December 31,
                                                     -----------------------------------------------------------------
Amounts in thousands unless noted                        1998          1997          1996         1995         1994
----------------------------------------------------------------------------------------------------------------------
Operating Data:
---------------
Production (daily)
     Oil (Bbls)......................................      13,603        7,902         4,099        1,995        1,340
     Gas (Mcf).......................................      36,605       36,319        24,406       13,271        9,113
     BOE (6:1).......................................      19,704       13,955         8,167        4,207        2,858
Revenue (net of royalties)
     Oil sales.......................................   $  51,080    $  49,748    $   28,475   $   10,852   $    6,767
     Gas sales.......................................      30,803       35,585        24,405        9,180        5,925
----------------------------------------------------------------------------------------------------------------------
          Total......................................   $  81,883    $  85,333    $   52,880   $   20,032   $   12,692
----------------------------------------------------------------------------------------------------------------------
Unit sales price
     Oil (per Bbl)...................................   $   10.29    $   17.25    $    18.98   $    14.90   $    13.84
     Gas (per Mcf)...................................        2.31         2.68          2.73         1.90         1.78
Net income (loss)....................................   $(287,145)   $  14,903    $    8,744   $      714   $      116
Income (loss) per share:
     Basic...........................................   $  (11.08)   $    0.74    $     0.67   $     0.10   $     0.19
     Fully diluted...................................      (11.08)        0.70          0.62         0.10         0.19
Average common shares outstanding....................      25,926       20,224        13,104        6,870        6,240

Cash Flow Data:
---------------
Cash flow from operations (1)........................   $  30,096    $  56,607    $   34,140   $    9,394   $    6,185
Cash flow used for investing activities .............     103,797      307,559        88,374       29,084       17,025
Cash flow provided by financing activities...........      76,235      241,115        60,089       28,172        9,108

Balance Sheet Data:
-------------------
Total assets.........................................   $ 212,859    $ 447,548    $  166,505   $   77,641   $   48,964
Long-term liabilities................................     226,436      256,637         7,481        5,077       17,768
Shareholders' equity (deficit) and
      preferred stock................................     (32,265)     160,223       142,504       68,501       25,962

Per BOE data (6:1)
------------------
     Revenue.........................................   $   11.38    $   16.75    $    17.69   $    13.05   $    12.17
     Production expenses.............................       (4.05)       (4.36)        (4.51)       (4.42)       (4.13)
----------------------------------------------------------------------------------------------------------------------
     Production netback..............................        7.33        12.39         13.18         8.63         8.04
     General and administrative expenses.............       (1.02)       (1.30)        (1.50)       (1.25)       (1.12)
     Interest expenses...............................       (2.13)        0.02         (0.26)       (1.26)       (0.99)
----------------------------------------------------------------------------------------------------------------------
Cash flow (1)                                           $    4.18    $   11.11    $    11.42   $     6.12   $     5.93
----------------------------------------------------------------------------------------------------------------------

(1) Exclusive of the net change in non-cash working capital balances.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

     Denbury is an independent energy company engaged in acquisition, development and exploration activities in the U.S. Gulf Coast region, primarily onshore in Louisiana and Mississippi. Denbury's primary strategy is to acquire properties which it believes have significant upside potential and increases the value of these properties through the efficient development, enhancement and operation of those properties. Denbury's corporate headquarters is in Dallas, Texas and it has two primary field offices in Houma, Louisiana and Laurel, Mississippi.

     OVERVIEW. The Company's current financial condition and 1998 operating results have been defined by the deep and rapid fall in oil prices during 1998. This price decline has significantly reduced the Company's cash flow and results of operations and increased the Company's debt levels. While oil prices are at one of the lowest levels in recent history, as a multiple of cash flow the Company's debt is at an historic high. In response to these rapid changes, during the second half of 1998 the Company eliminated its horizontal drilling program and exploration expenditures and significantly reduced its overall expenditure level. This reduction in expenditures included its planned development program of the Heidelberg Field acquired from Chevron in December 1997 as low prices made the drilling of new oil wells uneconomical. Starting in June of 1998, the Company entered into financial collars to hedge its gas production, and in the fourth quarter of 1998 renegotiated its Mississippi oil sales contracts. Furthermore, the Company reached an agreement to sell $100 million of stock to the Texas Pacific Group ("TPG"), its largest shareholder, which is expected to close in April 1999, subject to shareholder approval. Funds made available by this sale should enable the Company to make favorable acquisitions in an environment in which capital resources are limited.

1998 Activity

     CHEVRON HEIDELBERG FIELD ACQUISITION. In late December 1997, the Company acquired oil properties in the Heidelberg Field, Jasper County, Mississippi, from Chevron for approximately $202 million, the largest acquisition by the Company to date. To fund the acquisition, the Company amended and restated its bank credit facility and at the same time increased the facility size from $150 million to $300 million. As of December 31, 1997, the Company owed $240 million on this facility with a borrowing base of $260 million.

     FEBRUARY 1998 PUBLIC DEBT AND EQUITY OFFERING. To obtain permanent financing for the Chevron acquisition, the Company made a public debt and equity offering which closed in late February. The Company sold 5,240,780 common shares at a price of $16.75 per share ($15.955 per share net to the Company) to the public and concurrently sold the Texas Pacific Group ("TPG"), the Company's largest shareholder, 313,400 common shares. The net proceeds to the Company from the equity offering and TPG purchase were approximately $88.6 million, before offering expenses.

     At the same time, the Company sold $125 million in aggregate principal amount of 9% Senior Subordinated Notes Due 2008, which were issued by its wholly owned subsidiary, Denbury Management, Inc. These notes contain typical debt covenants, including covenants that limit (i) indebtedness, (ii) certain payments including dividends, (iii) sale/leaseback transactions, (iv) transactions with affiliates, (v) liens, (vi) asset sales, and (vii) mergers and consolidations. The net proceeds to the Company from the debt offering were approximately $121.8 million, before offering expenses.

     The total net proceeds from the debt and equity offerings were approximately $209.5 million after deducting total offering expenses of $900,000. These proceeds were used to reduce the amount borrowed under the Company's bank credit facility, leaving an outstanding balance of $40 million as of the end of February, after an additional $9.5 million was borrowed during the first two months of 1998. Simultaneously, the Company's bank borrowing base was reduced to $165 million, leaving $125 million available on the line.

     FIRST QUARTER CEILING TEST. Oil prices were on a steady decline throughout most of 1998. The oil prices used in the December 31, 1997 reserve report were based on a NYMEX price of $18.32 per barrel of oil ("Bbl"). By March 31, 1998, the comparable price was $15.61.

Line graph showing three respective oil price postings from January 1996 through December 1998 by month:

                Jan-96  Feb-96  Mar-96  Apr-96  May-96  Jun-96  Jul-96  Aug-96
NYMEX           18.70   18.78   21.18   23.29   21.09   20.43   21.25   21.91
KOCH WTI        17.35   17.21   19.59   21.77   19.52   18.84   19.74   20.37
EOTT MS LT SR   14.82   14.70   17.09   19.27   17.02   16.33   17.20   17.85

Sep-96  Oct-96  Nov-96  Dec-96  Jan-97  Feb-97  Mar-97  Apr-97  May-97  Jun-97
23.93   24.89   23.55   25.12   25.18   22.17   20.97   19.73   20.87   19.22
22.25   22.85   21.99   23.39   23.48   20.47   19.08   18.11   18.98   17.18
19.75   20.84   19.49   20.89   20.98   17.97   16.08   15.03   15.96   14.17

Jul-97  Aug-97  Sep-97  Oct-97  Nov-97  Dec-97  Jan-98  Feb-98  Mar-98  Apr-98
19.66   19.95   19.78   21.28   20.22   18.32   16.73   16.08   15.05   15.47
17.52   17.76   17.63   19.17   17.99   16.18   14.56   13.88   12.76   13.13
14.52   14.76   14.63   16.17   14.99   13.17   11.55   10.71   9.44    9.63

May-98  Jun-98  Jul-98  Aug-98  Sep-98  Oct-98  Nov-98  Dec-98
14.93   13.67   14.08   13.38   14.98   14.46   12.96   11.24
12.52   11.06   11.51   10.88   12.39   11.87   10.34   8.60
9.02    7.53    8.00     7.38    8.89    8.37    6.84   5.10

     Under full cost accounting rules, each quarter the Company is required to perform a ceiling test calculation. Although the Canadian accounting approach is slightly different, the Securities and Exchange Commission ("SEC") requires that the full cost pool carrying values do not exceed a company's future net revenues from its proved reserves discounted at 10% per annum using constant current product prices. The Company excluded the Heidelberg Field from the full cost ceiling test as of March 31, 1998 as it believed that, based on its success with similar properties in Mississippi, the value of this property was at least equal to its carrying cost. As of March 31, 1998, inclusion of the Heidelberg Field in the ceiling test would have resulted in a $35 million writedown.

     SECOND QUARTER. During the second quarter of 1998, oil prices continued to decline, with a drop of approximately $1.50 in the NYMEX oil price from March 31 to June 30, 1998. Furthermore, the gap between the NYMEX oil price and the net realized price widened, causing the net realized price at Heidelberg Field to drop approximately $1.00 per Bbl more than the decline in the NYMEX price. In response to the decline in oil prices, the Company announced in June 1998 that it was curtailing the horizontal drilling program on its oil properties and would generally focus on projects that could impact future years, such as expenditures on facilities, waterflood units, and a few higher potential projects. This included the postponement of 22 of 32 originally scheduled horizontal wells at Heidelberg Field. However, by June 30, 1998, the Company had already spent a total of $76.3 million on capital expenditures, of which $13.2 million related to acquisitions. The exploration and development expenditures included approximately $38.0 million spent on drilling, $14.1 million spent on geological, geophysical and acreage expenditures and $11.0 million spent on workover costs.

     WRITEDOWN AT JUNE 30, 1998. This curtailment in activity included the recently acquired Heidelberg Field. As a result of this curtailment, it was unlikely that the proved reserves and production from this property would increase as quickly as originally anticipated, thus causing a decline in the current value of this property. Therefore, as of June 30, 1998, the Company included the Heidelberg Field in the full cost pool for its ceiling test, which coupled with the reduction in oil prices, resulted in a $165 million writedown of the full cost pool as of that date. This ceiling test was computed using June 30, 1998 prices, which were equivalent to a NYMEX oil price of $14.00 per Bbl and an average net realized oil price of $8.90 per Bbl, a drop of approximately $5.53 per Bbl from the net prices used in the December 31, 1997 reserve report.

     PRODUCT PRICE HEDGES. In further response to the decline in oil prices and to mitigate additional price-related negative effects on the Company's cash flow, in June and July 1998, the Company entered into two no-cost financial contracts ("collars") to hedge a total of 40 million cubic feet of natural gas per day ("MMcf/d"). The first natural gas contract for 35 MMcf/d covers the period from July 1998 to June 1999 and has a floor price of $1.90 per million

British Thermal Units ("MMBtu") and a ceiling price of $2.96 per MMBtu. The second natural gas contract for five MMcf/d covers the period from September 1998 to August 1999 and has a floor price of $1.90 per MMBtu and a ceiling price of $2.89 per MMBtu. During December 1998, the Company extended these natural gas hedges through December 2000 by entering into an additional no-cost collar with a floor price of $1.90 per MMBtu and a ceiling price of $2.58 per MMBtu for the period of July 1999 through December 2000. This contract hedges 25 MMcf/d for the months of July and August 1999 and 30 MMcf/d for each month thereafter. The Company collected $175,200 on these financial contracts during 1998 and these contracts cover over 100% of the Company's current net natural gas production. For 1998, the Company's natural gas production made up 31% of the Company's total production on a BOE basis. Based on the futures market prices at December 31, 1998, the Company would not receive or pay any amounts under these commodity contracts even though they covered more than the Company's production because prices at December 31, 1998 were within the contract collars.

Bar graph showing bank debt in millions of dollars as of the dates shown.

               3/31/98        6/30/98        9/30/98        12/31/98
               -------        -------        -------        --------
Bank debt         40.0           70.0           90.0           100.0

     The Company also reviewed its oil purchase contracts and in the fourth quarter entered into new contracts on virtually all of its Mississippi oil production. These new contracts, which are generally for a period of twelve to twenty-four months, changed the price methodology on which the contracts are based and provided for protection to the Company against any further widening of the gap between the local posted price and NYMEX. Certain of the contracts also implemented a price floor of between $8.00 and $10.00 per Bbl which equates to a NYMEX oil price of between $15.00 and $16.00 per Bbl. As compensation for the price floors, the contracts provide that the premiums received on the posted prices decrease as oil prices rise. The contracts with floor prices covered approximately 45% of the Company's oil production, as of January 31, 1999.

     $35 MILLION REDUCTION OF BORROWING BASE AS OF OCTOBER 1. The Company's borrowing base was also affected by the drop in price. The credit agreement stipulates that the borrowing base will be reviewed every six months and a new borrowing base set each April 1 and October 1. The banks made their semi-annual review in September, based on the June 30, 1998 proved reserves and other assets, and reduced the borrowing base from $165 million to $130 million with the reduction almost entirely due to the lower product prices. This left the Company with $40 million of borrowing capacity as of September 30.

Bar and line graph showing capital expenditures and cash flow from operations in millions of dollars for each of the four quarters ended December 31, 1998.

               3/31/98        6/30/98        9/30/98        12/31/98
               -------        -------        -------        --------
Capital expend.   26.4           49.8           17.4             9.0
Cash flow         11.5            9.1            6.8             2.8

     CAPITAL EXPENDITURES - SECOND HALF OF 1998. During the third quarter of 1998, the Company reduced spending to a total of $17.4 million (compared to $76.3 million during the first six months) and also shifted the focus from Mississippi oil properties to Louisiana gas properties. Approximately 62% of the third quarter capital expenditures were in Louisiana, as compared to approximately 16% during the prior six months. However, the overall results of the Louisiana development program were disappointing due to an unsuccessful development well and faster than anticipated production declines on certain other properties. With the continued low oil prices, reduced cash flow and rising debt levels, during the latter part of the third quarter the Company took additional steps to reduce its capital expenditures. For the fourth quarter, expenditures dropped to $9.0 million, or $36.0 million on an annualized basis, a level that more closely approximated available cash flow.

     In addition to its internal capital expenditure program, the Company has historically required capital for acquisitions of producing properties, which have been a major factor in the Company's growth during recent years. Because of the downturn in the oil and gas industry during 1998 as a result of the decreases in oil and natural gas prices, the Company believes that 1999 is an excellent time to make attractive acquisitions. However without additional capital, it is doubtful that the Company could make any meaningful acquisitions. As of September 30, 1998, the Company had minimal working capital with $90 million of bank debt outstanding and $125 million outstanding on its 9% Senior Subordinated Notes Due 2008. Although the Company had a bank borrowing base of $130 million as determined by the banks in their October 1, 1998 redetermination, the Company expected this borrowing base to be reduced again at the next scheduled redetermination on April 1, 1999.

     PROPOSED $100 MILLION SALE OF SHARES TO TPG. During the last quarter of 1998, the Company began to seek out additional sources of capital and in December 1998, the Company negotiated a stock purchase by its largest shareholder, TPG of 18,552,876 common shares of the Company at $5.39 per share for an aggregate consideration of $100 million. The consummation of this stock sale is conditioned upon the approval of the sale by the shareholders of the Company, completion of an amendment to the Company's bank agreement, the absence of a material adverse change, as that term is defined in the agreement, plus satisfaction of other conditions. The Company completed an amendment to its bank credit facility as of February 19, 1999 (see "February 1999 Amendment to Bank Credit Facility" below) and is seeking shareholder approval at a special meeting of the shareholders currently expected to be held in April 1999. The Company anticipates that all other conditions will be satisfied by the date of the special shareholders meeting.

     If this sale of stock is consummated, TPG will gain control of the Company with ownership that will increase from approximately 32% to approximately 60%. Although the Company does not expect this transaction to result in any immediate changes to its directors, management or operations, TPG will have adequate voting power to control the election of directors, to determine the corporate and management policies of the Company and to effect the shareholder approval of a merger, consolidation or sale of all or substantially all of the assets of the Company.

     The Company expects to close this stock sale in April 1999 and plans to pursue acquisitions with funds made available under its credit facility as a result of the sale. However, there can be no assurance that the stock sale will close. In addition, there is no assurance that the Company will have enough capital available to fund desired acquisitions, that funds will still be available from the banks by the time the Company locates acceptable acquisitions, or that suitable acquisitions can even be identified and completed. If acquisitions are made, they may not be successful in achieving the Company's desired profitability objectives. In the current price environment, without suitable acquisitions or the capital to fund such acquisitions, the Company's future growth could be limited or even eliminated.

     ADDITIONAL WRITEDOWN AT DECEMBER 31, 1998. As of December 31, 1998, oil prices had deteriorated further to a NYMEX price of approximately $12.00 per Bbl and an average net realized price of $7.37 per Bbl, a drop of $7.06 in the average net realized price since December 31, 1997. As a result of this decrease in product prices, along with some downward revisions in the Company's proven reserves (see "Results of Operations - Depreciation, Depletion and Site Restoration") the current value (using the year-end oil and natural gas prices) of the Company's reserves as of December 31, 1998 are not sufficient to repay debt. Based on this reserve forecast and after considering the effects of administrative and financing costs, under Canadian GAAP the full balance of oil and gas properties would be written off. As it is expected by management that the prices realized over the remaining life of the reserves will be higher than the year-end prices, an average NYMEX oil price of $14.00 per Bbl (a price slightly less than the 1998 average price) was used in determining the Canadian GAAP ceiling test at year-end. Based on this $14.00 NYMEX price and using undiscounted future net revenues after considering the effects of administrative and interest costs, an additional writedown of $115 million was recognized for the fourth quarter, or a total writedown for the year of $280 million. This writedown is the same as that required under U.S. GAAP using the year-end $12.00 NYMEX price and the net present value of the reserves without consideration of administrative and interest costs. Although this writedown reduced the Company's capital below the threshold required by the Company's banks, the bank amendment (see "February 1999 Amendment to Bank Credit Facility") completed on February 19, 1999, modified this test such that the Company is now in compliance. These charges are non-cash items and should not have any direct impact on the Company's liquidity.

     FEBRUARY 1999 AMENDMENT TO BANK CREDIT FACILITY. On February 19, 1999, the Company completed an amendment to its credit facility with Bank of America, as agent for a group of eight other banks, thereby meeting one of the required conditions for the sale of stock to TPG. This amendment sets the borrowing base at $110 million, of which $60 million was considered by the banks to be within their normal credit guidelines. The credit facility continues with its other restrictions such as a prohibition on the payment of dividends and a prohibition on most debt, lien and corporate guarantees. This amendment:

     o    provided certain relief on the minimum equity and interest coverage tests;
     o changed the facility to one secured by substantially all of the Company's oil and natural gas properties;
     o requires that as long as the borrowing base is larger than a borrowing base that conforms to normal credit guidelines (currently $60 million), that at least 75% of the funds borrowed subsequent to the closing of the proposed TPG purchase must be used for either qualify-ing acquisitions or capital expenditures made to maintain, enhance or develop its proved reserves;
     o increased the interest rate to a range from LIBOR plus 1.0% to LIBOR plus 1.75% depending on the amounts outstanding and LIBOR plus 2.125% if the outstanding debt exceeds the borrowing base under normal credit guidelines, currently set at $60 million; and
    o provided that a failure to close the TPG stock sale before June 16, 1999 would be an event of default.

     The Company expects that approximately $10 million will be outstanding on the facility after the proposed sale of stock to TPG, leaving a total borrowing capacity of $100 million, an amount approximately equal to the anticipated proceeds from the TPG stock sale. The next scheduled re-determination of the borrowing base will be as of October 1, 1999, based on June 30, 1999 assets and proven reserves. If prices remain low or deteriorate further, it is possible that the banks could further reduce the borrowing base at that time. Although the Company is not in default of any of its debt covenants at the present time and has been afforded certain relief on the covenants as part of the amendment, it is possible that a continued low oil price for an extended period of time could cause the Company to violate its agreements in the future.

CAPITAL RESOURCES AND LIQUIDITY

     As more fully described under "Results of Operations" below, between 1997 and 1998, the Company's average net oil product prices decreased 40% ($6.96 per Bbl) and natural gas product prices declined by 14% ($0.37 per Mcf). Based on the 1998 production levels, these reduced product prices caused 1998 oil revenue to decrease by approximately $35 million over what it would have been using 1997 average prices and 1998 gas revenue to decrease by approximately $5 million based on the same assumptions. Due to this drop in oil and natural gas prices, the Company's cash flow and results of operations have been significantly reduced during 1998. This reduction in cash flow has also contributed to an increase in the Company's debt levels during the year. While oil prices are at one of the lowest levels in recent history, as a multiple of cash flow the Company's debt is at an historic high.

     Because of the downturn in the oil and gas industry during 1998 as a result of the decreases in oil and natural gas prices, the Company believes that 1999 is an excellent time to make attractive acquisitions. However without additional capital, it is doubtful that the Company could make any meaningful acquisitions. In late 1998, the Company sought additional capital in order to have funds to pursue acquisitions and entered into an agreement to sell $100 million of common shares to TPG (see "Proposed $100 Million Sale of Shares to TPG" above).

     As compared to 1998, the Company's 1999 development budget has been sharply reduced in order to bring expenditures more in line with available cash flow. Currently, the capital budget for 1999, excluding acquisitions, is between $20 million and $35 million, depending on the product prices at the time. The drilling portion of the budget is the biggest variable, as it is not economical to do development drilling on oil properties at the current price level. However, should prices improve, the Company has built a significant inventory of oil projects that it can commence, subject to the availability of capital.

     Although the level of the Company's projected cash flow is highly variable and difficult to predict as it is dependent on product prices, the success of its drilling and other developmental work and other factors, the Company does not expect its 1999 development spending to cause debt to increase substantially. However, this reduced spending level will cause a corresponding reduction in the previously anticipated production levels and related cash flow and it is possible that the Company will not be able to maintain its current production levels or replace its reserves with this reduced level of capital expenditures. Although oil prices have fallen substantially during 1998, the Company does not believe that oil prices will remain this low indefinitely. Any increase in price would have a positive effect on both results of operations and cash flow and the quantity and value of the Company's proved reserves.

     As of December 31, 1998, the current net present value (using the year-end oil and natural gas prices) of the Company's reserves are insufficient to repay the senior bank loan, the 9% Senior Subordinated Notes due 2008 and the related interest costs, which casts doubt upon the ability to continue operation in the foreseeable future and to be able to realize assets and satisfy liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon the completion of the sale of stock to TPG (see "Proposed $100 Million Sale of Shares to TPG") or an increase in oil and natural gas prices. If this proposed sale of stock does not close or oil and natural gas prices do not increase to enable the repayment of the debt and interest costs, the Company will be in default of its bank credit agreement and may not be able to service its debt. If the Company were unable to continue as a going concern, then significant adjustments would be necessary to the Company's financial statements to properly reflect a need to liquidate assets in order to repay debt, to reflect all debt as current and other potential adjustments due to the changes in operations.

Sources and Uses of Funds

     During 1998, the Company spent approximately $89.0 million on exploration and development activities and approximately $13.7 million on acquisitions. The exploration and development expenditures included approximately $53.0 million spent on drilling, $17.8 million on geological, geophysical and acreage expenditures and $18.2 million on workover costs. These expenditures were funded by bank debt ($60.0 million), cash flow from operations ($20.3 million) and from cash and other sources ($22.4 million). Of the total 1998 expenditures of $102.7 million, approximately 26% or $27 million of the development expenditures were directed to long term projects such as production facilities and waterflood units, plus undeveloped properties such as acreage and seismic. Expenditures on these types of projects were not expected to benefit the Company until 1999 or beyond.

Bar graph showing development and acquisition expenditures by year in millions of dollars for the three years ended December 31, 1998

               1996           1997           1998
               ----           ----           ----
Development    38.5           81.3           89.0
Acquisitions   48.4          224.1           13.7
               ----          -----          -----
   Total       86.9          305.4          102.7
               ====          =====          =====

     During 1997, the Company spent approximately $81.3 million on oil and natural gas exploration and development activities and approximately $224.1 million on acquisitions, the majority of which related to the $202 million acquisition from Chevron in December. The exploration and development expenditures included approximately $55.9 million spent on drilling, $9.0 million on geological, geophysical and acreage expenditures and the balance of $16.4 million was spent on workover costs. These expenditures were funded by available cash ($3.2 million), cash flow from operations ($62.3 million) and bank debt ($239.9 million).

     During 1996, the Company spent approximately $33.4 million on oil and natural gas exploration and development expenditures, $37.2 million on the acquisition of properties from Amerada Hess, $11.2 million on other oil and natural gas acquisitions, and approximately $5.1 million on geological, geophysical and acreage expenditures. The exploration and development expenditures included $15.5 million spent on drilling and the balance of $17.9 million was spent on workover costs. These expenditures were funded during the year by bank debt, available cash and cash flow from operations, although the bank debt was retired with the proceeds from a public offering of common shares in October 1996.

RESULTS OF OPERATIONS

                                Operating Income

     While production volumes have increased substantially each year for the past three years and were 41% higher on a BOE basis during 1998 as compared to 1997, operating income decreased slightly between 1997 and 1998 due to a 32% decline in product prices (on a BOE basis), as outlined in the following chart.


                                                                      Year Ended December 31
------------------------------------------------------------------------------------------------------
                                                               1998           1997            1996
------------------------------------------------------------------------------------------------------
Average daily production volume:
         Bbls                                                 13,603          7,902           4,099
         Mcf                                                  36,605         36,319          24,406
         BOE                                                  19,704         13,955           8,167
------------------------------------------------------------------------------------------------------

Unit prices
         Oil price per Bbl                                  $  10.29       $  17.25        $  18.98
         Gas price per Mcf                                      2.31           2.68            2.73
------------------------------------------------------------------------------------------------------

Netback per BOE
         Sales price                                           11.38          16.75           17.69
         Production expenses                                   (4.05)         (4.36)          (4.51)
-----------------------------------------------------------------------------------------------------

                                                            $   7.33       $  12.39        $  13.18
------------------------------------------------------------------------------------------------------

Operating income (thousands)
         Oil sales                                          $ 51,080       $ 49,748        $ 28,475
         Natural gas sales                                    30,803         35,585          24,405
         Less production expenses                            (29,162)       (22,218)        (13,495)
------------------------------------------------------------------------------------------------------
                  Operating income                          $ 52,721       $ 63,115        $ 39,385
------------------------------------------------------------------------------------------------------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to six Mcf of natural gas ("BOE").

     PRODUCTION. The production increases have been fueled by a combination of internal growth and acquisitions. During the last three years, the Company has made two key acquisitions, one for $37 million from Amerada Hess in May 1996 and the latter for $202 million from Chevron in December 1997. The properties acquired from Amerada Hess contributed an average of 2,017 BOE/d to 1996 production rates, 5,090 BOE/d in 1997 and 8,100 BOE/d in 1998. The initial production rates on these properties was 2,945 BOE/d for the first two months of ownership, with virtually all of the subsequent production increases coming from internal development and exploitation of these properties. The production on these Hess properties peaked in the second quarter of 1998 at 9,730 BOE/d. During the third quarter of 1998, the average production on these properties began to decline and for the fourth quarter averaged 5,730 BOE/d. The decrease is primarily due to production declines on several horizontal oil wells drilled at Eucutta Field in late 1997 and early 1998 and the lack of subsequent development work to replace this production.

Bar graph showing average Company production for each of the quarters during the three years ended December 31, 1998.

          3/31/96   6/30/96   9/30/96   12/31/96  3/31/97   6/30/97   9/30/97
          -------   -------   -------   --------  -------   -------   -------
BOE/d       5,453     7,841     9,208     10,132   12,256    13,404    14,195

          12/31/97  3/31/98   6/30/98   9/30/98   12/31/98
          --------  -------   -------   -------   --------
BOE/d      15,922    21,441    21,927    19,402     16,108

     The Company also increased production in 1998 from the Heidelberg Field, acquired from Chevron in December 1997, the largest acquisition to date by the Company. At the time of acquisition, this property was producing approximately 2,900 BOE/d. As a result of development work on this field, particularly during the first six months of 1998, which included eight horizontal wells, production for the year averaged 3,760 BOE/d and 4,250 BOE/d for the fourth quarter. During the second half of 1998, due to low oil prices the Company postponed the drilling of 14 other horizontal wells originally planned for 1998 and, unless prices recover, is not expected to drill any horizontal wells at this field during 1999. Because of this reduction in planned drilling expenditures, the production is not expected to materially change at Heidelberg Field during 1999. The Company has not halted its expenditures on the East Heidelberg waterflood unit and other facilities, although these expenditures usually do not generate immediate increases in production. The Company has begun to see some limited production increases from the waterflood and expects a gradual increase in the production response from the waterflood during 1999, although it is difficult to predict the magnitude of such a response.

     Although the Company's overall annual production rates for 1998 increased substantially over the 1997 average, during the third and fourth quarter of 1998 the Company experienced declines in its production rates for the first time in several years. This was due to (i) shutting in uneconomic wells, (ii) declines on existing production, particularly the horizontal wells, and (iii) the postponement of several oil development projects due to the low oil prices.

Bar graph showing average oil prices received by the Company for each of the three years ended December 31, 1998.

               1996           1997           1998
               ----           ----           ----
Dollar per Bbl 18.98          17.25          10.29

     REVENUE. Oil and natural gas revenue increased between 1996 and 1997 as a result of the increase in production, although the production increase was partially offset by a 5% decline in the average product prices (on a BOE basis). However, between 1997 and 1998, even though production increased 41%, oil and natural gas revenue actually dropped 32% due to a 40% drop ($6.96 per Bbl) in the average oil prices and a 14% drop ($0.37 per Mcf) in the average natural gas prices. Based on the 1998 production levels, these reduced product prices caused 1998 oil revenue to decrease by approximately $35 million over what it would have been using 1997 average prices and 1998 gas revenue to decrease by approximately $5 million based on the same assumptions.

Bar graph showing average gas prices received by the Company for each of the three years ended December 31, 1998.

               1996           1997           1998
               ----           ----           ----
Dollar per Mcf 2.73           2.68           2.31

     OPERATING EXPENSES. The overall production and operating expenses increased each year primarily due to an increase in the number of properties, principally from the Hess and Chevron acquisitions. Even though the number of properties increased, production increased at a faster pace allowing the Company to reduce its production and operating expenses on a BOE basis by 3% between 1996 and 1997 and a further reduction of 7% between 1997 and 1998.

     For the properties acquired in the Hess acquisition, the operating expenses declined from the 1996 level of $5.35 per BOE to $4.56 per BOE for 1997 and were further reduced to $3.39 for 1998. This reduction is largely attributable to the Company's emphasis in 1997 and early 1998 on horizontal drilling on these properties and the resulting increases in production. The Company was also able to lower overall costs during the second half of 1998 by shutting in uneconomical wells and through other general cost saving measures, although the cost per BOE increased in the fourth quarter, when compared to the first nine months, due to the decline in overall production rates. The Company has been able to achieve these reductions in operating expenses per BOE even though the Company's production has become even more weighted towards oil (which has higher operating costs) with approximately 69% of the Company's 1998 production coming from oil as compared to 57% during 1997 and 50% during 1996.

     The operating expenses per BOE for the properties acquired in the Chevron acquisition averaged $5.04 per BOE for 1998, a significant decline from the average of approximately $6.38 per BOE when the properties were owned by Chevron. This reduction was accomplished because of the increased production levels and by general cost saving measures.

                       General and Administrative Expenses

     General and administrative ("G&A") expenses have increased as outlined below along with the Company's growth.

                                                              Year Ended December 31,
------------------------------------------------------------------------------------------------
                                                       1998             1997            1996
------------------------------------------------------------------------------------------------
Net G&A Expenses (Thousands)
     Gross expenses                                $     18,962      $   13,909      $     8,407
     State franchise taxes                                  785             428              213
     Operator overhead charges                           (9,749)         (5,502)          (2,916)
     Capitalized exploration expenses                    (2,657)         (2,225)          (1,224)
------------------------------------------------------------------------------------------------
         Net expenses                              $      7,341      $    6,610      $     4,480
------------------------------------------------------------------------------------------------

Average G&A cost per BOE                           $       1.02      $     1.30      $      1.50

Employees as of December 31                                 205             157              122
------------------------------------------------------------------------------------------------

     On a BOE basis, G&A costs decreased 13% between 1996 and 1997 and declined an additional 22% between 1997 and 1998. These savings were realized, in part because of increased production on both an absolute and per well basis and also from general cost saving measures, particularly during the second half of 1998. Furthermore, the respective well operating agreements allow the Company, when it is the operator, to charge a well with a specified overhead rate during the drilling phase and to also charge a monthly fixed overhead rate for each producing well. As a result of the increased drilling activity in 1997 and early 1998 and the addition of several producing wells acquired in the Chevron acquisition in December 1997, the percentage of gross G&A recovered through these types of allocations (listed in the above table as "Operator overhead charges") increased when compared to prior periods. A total of 10 wells were drilled during 1996, 44 during 1997 and 42 during 1998. During 1996, approximately 35% of gross G&A was recovered by operator overhead charges, while during 1997 this recovery increased to 40% and further increased to 51% during 1998. This significant increase in overhead recoveries is not expected to continue in 1999 as a result of the curtailed drilling expenditures on oil properties, thus reducing the amount of overhead recovered from drilling wells which may result in a net increase in future G&A expenses.

                         Interest and Financing Expenses

                                                                 Year Ended December 31,
--------------------------------------------------------------------------------------------------
Amounts in Thousands Except Per Unit Amounts                   1998            1997          1996
--------------------------------------------------------------------------------------------------
Interest expense                                          $    17,534      $   1,111     $   1,993

Non-cash interest expense                                        (627)           (91)         (459)
--------------------------------------------------------------------------------------------------
Cash interest expense                                          16,907          1,020         1,534

Interest and other income                                      (1,623)        (1,123)         (769)
--------------------------------------------------------------------------------------------------
     Net interest expense (income)                        $    15,284      $    (103)    $     765
--------------------------------------------------------------------------------------------------

Average interest expense (income) per BOE                 $      2.13      $   (0.02)    $    0.26

Average debt outstanding                                      205,087         12,700        19,500

Average interest rate                                             8.1%           6.9%          7.9%
--------------------------------------------------------------------------------------------------

Imputed preferred dividend                                $       -        $      -      $   1,281

Loss on early extinguishment of debt                              -               -            440
--------------------------------------------------------------------------------------------------

     During the first half of 1996 and 1997, the Company had minimal debt outstanding as virtually all of the bank debt had been retired during the fourth quarters of 1995 and 1996. In 1995, the bank debt was repaid with proceeds from the December 1995 private placement of equity with TPG and in 1996 with proceeds from a public offering of common shares completed in October 1996. However, in 1996, the Company did incur debt late in the second quarter to fund property acquisitions, the largest of which was the Hess acquisition, and during 1997, the Company borrowed $202 million of its December 31, 1997 outstanding balance of $240 million late in the fourth quarter to fund the Chevron acquisition.

     The $240 million of bank debt remained outstanding for only two months. On February 26, 1998 this bank debt was repaid with proceeds from a debt and equity offering, leaving a bank balance of $40 million for the rest of the first quarter of 1998, plus $125 million of public debt from the issuance of the 9% Senior Subordinated Notes. This bank debt increased throughout the year, from $40 million as of March 31, 1998 to $70 million as of June 30, to $90 million as of September, to its balance of $100 million as of December 31, 1998. These transactions resulted in substantially higher interest expense for 1998 as compared to 1997, on both an absolute and BOE basis.

     During 1996, the Company recognized $1.3 million of charges representing the imputed preferred dividend until October 30, 1996 when the convertible preferred was converted into 2.8 million common shares. During 1996, the Company also had a $440,000 charge relating to a loss on early extinguishment of debt. These costs related to the remaining unamortized debt issue costs of the Company's prior credit facility which was replaced in May 1996.

                  Depletion, Depreciation and Site Restoration

     Depletion, depreciation and amortization ("DD&A") has increased along with the additional capitalized cost and increased production. DD&A per BOE, excluding the writedown, has increased from $5.99 for 1996 to $6.42 for 1997 and $7.26 for 1998, primarily as a result of the decline in oil price. The reduced oil price causes wells to reach the end of their economic life much sooner and also makes certain proved undeveloped locations uneconomical, both of which reduce the reserve quantities. The oil prices used in the December 31, 1996 reserve report were based on a West Texas Intermediate price of $23.39 per Bbl, with these representative prices adjusted by field to arrive at the appropriate corporate net price in accordance with the rules of the Securities and Exchange Commission. However, this price was reduced to $16.18 per Bbl at December 31, 1997 and further reduced to $9.50 as of December 31, 1998. The Company's average net realized oil prices used in the December 31, 1996, 1997 and 1998 reserve report were $21.73, $14.43 and $7.37, respectively. This reduction in the reserves due to price amounted to approximately 1.6 million BOE between 1996 and 1997 and 15.1 million BOE between 1997 and 1998. The Company also lost approximately 9.8 million BOE in 1998 which in part was also related to price, in that the Company has postponed or canceled repairs and upgrades on oil wells resulting in steeper declines. Also contributing to downward revisions in 1998 were poor performances on three of the Company's gas properties in Louisiana and an unsuccessful development well also in Louisiana.

     The loss in reserves due to price caused DD&A to increase approximately $0.29 per BOE during 1997 and $0.89 per BOE for 1998. The DD&A rate was also reduced in 1998 due to the reduction of depletable costs as a result of the $165 million writedown as of June 30, 1998. Under Canadian full cost accounting rules, the Company is required to perform a ceiling test annually; however, significant changes in estimates of reserves, prices, income taxes and other important factors are considered on a quarterly basis. Under U.S. full cost accounting rules, each quarter the Company is required to perform a ceiling test calculation. See "Full Cost Ceiling Test" for a discussion of the writedowns taken at June 30, 1998 and December 31, 1998.

     The Company also provides for the estimated future costs of well abandonment and site reclamation, net of any anticipated salvage, on a unit-of-production basis. This provision is included in the DD&A expense and has increased each year along with an increase in the number of properties owned by the Company.

                                                                      Year Ended December 31,
--------------------------------------------------------------------------------------------------------
Amounts in Thousands Except Per Unit Amounts                       1998             1997           1996
--------------------------------------------------------------------------------------------------------
Depletion and depreciation                                  $     51,815     $     32,311    $    17,533

Writedown of oil and gas properties                              280,000                -              -

Site restoration provision                                           419              408            371
--------------------------------------------------------------------------------------------------------
Total amortization                                          $    332,234     $     32,719    $    17,904
--------------------------------------------------------------------------------------------------------
Average DD&A cost per BOE                                   $      46.20     $       6.42    $      5.99
--------------------------------------------------------------------------------------------------------

                                  Income Taxes

     Due to a net operating loss of the U.S. subsidiary each year for tax purposes, the Company does not have any current tax provision. The deferred income tax provision as a percentage of net income varies slightly depending on the mix of Canadian and U.S. expenses. The 1996 rate was the highest of the three years as outlined below due to the non-deductible imputed preferred dividend and interest on the subordinated debt during that year.

     In addition, as a result of the previously discussed $280.0 million writedown of its oil and natural gas properties and the resultant net pre-tax loss of $302.8 million for the year ended December 31, 1998, an income tax provision for 1998 using the effective tax rate of 37% would have resulted in a $96.4 million deferred tax asset. Since the Company currently has a large tax net operating loss, it was uncertain whether this total tax asset could ultimately be realized, particularly in light of the low oil and natural gas prices. As such, the Company fully impaired the deferred tax asset, resulting in a 5% effective tax benefit rate for the year.

                                                                       Year Ended December 31,
-------------------------------------------------------------------------------------------------------
                                                                   1998          1997          1996
-------------------------------------------------------------------------------------------------------
Deferred income tax (benefit) provision (thousands)            $     (15,620) $     8,895   $     5,312

Average income tax costs (benefit) per BOE                     $       (2.17) $      1.75   $      1.78

Effective tax rate                                                         5%          37%           38%
-------------------------------------------------------------------------------------------------------

                              Results of Operations

Bar graph showing cash flow from operations (excluding the change in working capital items)for each of the three years ended December 31, 1998.

                    1996           1997           1998
                    ----           ----           ----
Millions of Dollars 34.1           56.6           30.1

     Between 1996 and 1997, the operating results showed strong improvement, primarily due to the increases in production as previously discussed. However, even though production was up during 1998 and most expenses, other than interest expense, improved on a BOE basis, as a result of the decline in product prices, net income and cash flow from operations decreased substantially on both a gross and per share basis between 1997 and 1998 as outlined below. In addition, during 1998, the Company incurred a $280.0 million non-cash charge to operations to writedown the carrying value of its oil and natural gas properties as previously discussed.

                                                                       Year Ended December 31,
-------------------------------------------------------------------------------------------------------
Amounts in Thousands Except Per Share Amounts                       1998           1997         1998
-------------------------------------------------------------------------------------------------------
Net income (loss)                                              $  (287,145)    $    14,903   $    8,744

Net income (loss) per common share:
   Basic                                                       $    (11.08)    $      0.74   $     0.67
   Fully diluted                                                    (11.08)           0.70         0.62

Cash flow from operations (1)                                  $    30,096     $    56,607   $   34,140
-------------------------------------------------------------------------------------------------------

(1) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

     The following table summarizes the cash flow, DD&A and results of operations on a BOE basis for the comparative periods. Each of the individual components are discussed above.


                                                                           Year Ended December 31,
---------------------------------------------------------------------------------------------------------
Per BOE Data                                                          1998           1997          1996
---------------------------------------------------------------------------------------------------------
  Revenue                                                      $      11.38   $      16.75  $      17.69
  Production expenses                                                 (4.05)         (4.36)        (4.51)
---------------------------------------------------------------------------------------------------------
  Production netback                                                   7.33          12.39         13.18
  General and administrative                                          (1.02)         (1.30)        (1.50)
  Interest and other income (expense)                                 (2.13)          0.02         (0.26)
---------------------------------------------------------------------------------------------------------
     Cash flow from operations(a)                                      4.18          11.11         11.42
  DD&A                                                                (7.26)         (6.42)        (5.99)
  Deferred income taxes                                                2.17          (1.75)        (1.78)
  Writedown of oil and natural gas properties                        (38.93)          -             -
  Other non-cash items                                                (0.09)         (0.01)        (0.72)
---------------------------------------------------------------------------------------------------------
     Net income (loss)                                         $     (39.93)  $       2.93  $       2.93
---------------------------------------------------------------------------------------------------------

(a) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

                             Market Risk Management

     The Company uses fixed and variable rate debt to partially finance budgeted expenditures. These agreements expose the Company to market risk related to changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

     The following table presents the carrying and fair value of the Company's debt along with average interest rates. Fair values are calculated as the net present value of the expected cash flows of the financial instrument.


Expected Maturity Dates (in thousands)              1999-2001      2002     2003-2007      2008       Total      Fair Value
---------------------------------------------------------------------------------------------------------------------------
Variable Rate Debt:
     Bank Debt..........................            $     -    $  100,000   $     -     $      -   $   100,000  $   100,000

The average interest rate on the bank debt is 6.7%.

Fixed Rate Debt:
     Subordinated Debt..................                  -             -         -      125,000       125,000      110,000
The interest rate on the subordinated debt is a
 fixed rate of 9%.

     The Company also entered into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future gas production. These contracts consist of price ceilings and floors (no-cost collars). These contracts in effect at December 31, 1998 run through December 2000. Gain or loss on these derivative commodity contracts would be offset by a corresponding gain or loss on the hedged commodity positions. Based on future market prices at December 31, 1998, the Company would not receive or pay any amounts under these commodity contracts. If futures market prices were to increase 10% from those in effect at December 31, 1998, the Company would be required to make cash payments under the commodity contracts of approximately $120,000. If futures market prices were to decline 10% from those in effect as December 31, 1998, the Company would receive cash payments under the commodity contacts of approximately $1.5 million.

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

     All of the Company's processing needs are handled by third party systems, none of which have been substantially modified and all of which have been purchased within the last few years. Therefore, the Company's initial review of its in-house systems with regard to Year 2000 issues required an inventory of its systems and a review of the vendor representations. The Company has completed this initial review of its information systems. The licensor of the Company's core financial software system has certified that such software is Year 2000 compliant. Additionally, most other less critical software systems, various types of equipment and non-information technology have been reviewed, and based on vendor representations, are either compliant, will be compliant with the next forthcoming software release or are systems that are not date specific.

     The Company's non-information technology consists primarily of various oil and gas exploration and production equipment. The initial review has established that the primary non-information technology systems functions are either not date sensitive or are Year 2000 compliant based on vendor representations, and are therefore predicted to operate in customary manners when faced with Year 2000 issues. However, the Company has determined that in the event such systems are unable to address the Year 2000, employees can manually perform most, if not all, functions.

     In anticipation of Year 2000 issues, the Company is also evaluating the Year 2000 readiness status of its third party service suppliers. In addition to reviewing Year 2000 readiness statements issued by the third parties handling the Company's processing needs, to date the Company has received, and is relying upon, Year 2000 readiness reports periodically issued by its financial services and electrical service providers, vendors and purchasers of the Company's oil and natural gas products. The Company is continuing to review Year 2000 readiness of third party service suppliers and, based on their representations, does not currently foresee material disruptions in the Company's business as a result of Year 2000 issues. Unanticipated prolonged losses of certain services, such as electrical power, could cause material disruptions for which no economically feasible contingency plan has been developed.

     The Company is continuing to conduct in-house testing of the core systems and non-information technology, and to date either all systems tested have adequately addressed possible Year 2000 scenarios or the Company has a plan in place to remedy the deficiency. The Company expects testing to be completed during the second quarter of 1999. After the completion of its Year 2000 review and testing, the Company will further develop a contingency plan as required, including replacing or upgrading by December 31, 1999 any system incapable of addressing the Year 2000. This final step is expected to be completed during the third quarter of 1999.

     Although the effects of Year 2000 issues cannot be predicted with certainty, the Company believes that the potential impact, if any, of such events will, at most, require employees to manually complete otherwise automated tasks or calculations, other than those which might occur in a "worst case" scenario as described below, which the Company does not anticipate will occur.

     After considering Year 2000 effects on in-house operations, the Company does not expect that any additional training would be required to perform these tasks on a manual basis due to the level of experience of its personnel and the routine nature of the tasks being performed. If, based on the results of its in-house testing, the Company should determine that certain systems are not Year 2000 compliant and it appears as though the system is not likely to be compliant within a reasonable time period, the Company will either elect to perform the task manually or will attempt to purchase a different system for that particular task and convert before December 31, 1999. The Company does not believe that either option would impact the Company's ability to continue exploration, drilling, production or sales activities, although the tasks may require additional time and personnel to complete the same function or may require incremental time and personnel during 1999 for a conversion to a new system.

     The Company's core business consists primarily of oil and gas acquisition, development and exploration activities. The equipment which is deemed "mission critical" to the Company's activities requires external power sources such as electricity supplied by third parties. Although the Company maintains limited on-site secondary power sources such as generators, it is not economically feasible to maintain secondary power supplies for any major component of its "mission critical" equipment. Therefore, the most reasonably likely worst case Year 2000 scenario for the Company would involve a disruption of third party supplied electrical power, which would result in a substantial decrease in the Company's oil production. Such event could result in a business interruption that could materially affect the Company's operations, liquidity or capital resources.

     The Company has initiated the third party integration phase and will continue to have formal communications with its significant suppliers, business partners and key customers to determine the extent to which the Company is vulnerable to either the third parties' or its own failure to correct their Year 2000 issues. The Company has been communicating with such third parties to keep them informed of the Company's internal assessment of its Year 2000 review and plans. This portion of the review and discussions with third parties is expected to be completed during the second quarter of 1999. To date, approximately one-half of these third parties have provided certain favorable representations as to their Year 2000 readiness and received similar representations from the Company. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted or that the conversion will be compatible with the Company's systems. However, after reviewing and estimating the effects of such events, the Company's contingency plan involves identifying and arranging for other vendors, purchasers and third party contractors to provide such services, if necessary, in order to maintain its normal operations.


     The Company has, and will continue to, utilize both internal and external resources to complete tasks and perform testing necessary to address the Year 2000 issue. The Company has not incurred, and does not anticipate that it will incur, any significant costs relating to the assessment and remediation of Year 2000 issues.

                           Forward-Looking Information

     The statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, Year 2000 issues, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "expect," "predict," "anticipate," "projected," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this annual report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

     In assessing Year 2000 issues, the Company has relied on certain representations of third parties and has attempted to predict and address all possible scenarios which could arise. However, uncertainties exist which could cause Year 2000 effects to be more significant than the Company anticipates. Such uncertainties include the success of the Company in identifying systems and programs that are not Year 2000 compliant, the nature and amount of programming required to up-grade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's vendors in addressing the Year 2000 issue.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     The information required by Item 7A is set forth under "Market Risk Management" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     The information required by Item 8 is set forth in the Independent Auditors' Report and Consolidated Financial Statements included herein following the signature page hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
 Financial Disclosure
 --------------------

     None

                                    Part III

Item 10. Directors and Executive Officers of the Company
--------------------------------------------------------

Directors of the Company

     Information as to the names, ages, positions and offices with Denbury, terms of office, periods of service, business experience during the past five years and certain other directorships held by each director or person nominated to become a director of Denbury will be set forth in the "Election of Directors" segment of the Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 1999, ("Annual Meeting") and is incorporated herein by reference.

Executive Officers of the Company

     Information concerning the executive officers of Denbury will be set forth in the "Management" section of the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and exchanges and to furnish the Company with copies. Based solely on its review of the copies of such forms received by it, or written representations from such persons, the Company is not aware of any person who failed to file any reports required by
Section 16(a) to be filed for fiscal 1998.

Item 11. Executive Compensation
-------------------------------

     Information concerning remuneration received by Denbury's executive officers and directors will be presented under the caption "Statement of Executive Compensation" in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     Information as to the number of shares of Denbury's equity securities beneficially owned as of March 15, 1999, by each of its directors and nominees for director, its five most highly compensated executive officers and its directors and executive officers as a group will be presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

     Information on related transactions will be presented under the caption "Compensation Committee Interlocks and Insider Participation" and "Interests of Insiders in Material Transactions" in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a) FINANCIAL STATEMENTS AND SCHEDULES. Financial statements and schedules filed as a part of this report are listed in the Index to Financial Statements appearing herein following the signature page.

EXHIBITS.  The following exhibits are filed as a part of this report.


       Exhibit No.                Exhibit
       -----------                -------

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

         10(a) Common Share Purchase Warrant representing right of Internationale Nederlanden (U.S.) Capital Corporation to purchase 150,000 Common Shares of Newscope Resources Ltd.(incorporated by reference as Exhibit 10(c) of the Registrant's Registration Statement on Form F-1 dated August 25, 1995).

         10(b) Denbury Resources Inc. Stock Option Plan (incorporated by reference as Exhibit 4(f) of the Registrant's Registration Statement on Form S-8 dated February 2, 1996).

         10(c) Denbury Resources Inc. Stock Purchase Plan (incorporated by reference as Exhibit 4(g) of the Registrant's Registratio Statement on Form S-8 dated February 2, 1996).

       Exhibit No.                Exhibit
       -----------                -------

         10(d) Form of indemnification agreement between Newscope Resources Ltd. and its officers and directors (incorporated by reference as
                                  Exhibit 10(h) of the Registrant's Form 10-K for the year ended December 31, 1995).

         10(e) Securities Purchase Agreement and exhibits between Newscope Resources Ltd. and TPG Partners, L.P. as of November 13, 1995 (incorporated by reference as Exhibit 10(i) of the Registrant's Form 10-K for the year ended December 31, 1995).

         10(f) First Amendment to the November 13, 1995 Securities Purchase Agreement between Newscope Resources Ltd. and TPG Partners, L.P. as of December 21, 1995 (incorporated by reference as Exhibit 10(j) of the Registrant's Form 10-K for the year ended December 31, 1995).

         10(g) Stock Purchase Agreement between TPG Partners, L.P. and Denbury Resources Inc. dated as of October 2, 1996 (incorporated by reference as
                                  Exhibit 10(k) of the Post-effective Amendment No. 2 of the Registrant's Registration Statement on Form S-1 dated October 22, 1996).

         10(h) Form of First Restated Credit Agreement, by and among Denbury Management, as borrower, Denbury Resources Inc. as guarantor, NationsBank of Texas, N.A., as administrative agent, Nationsbanc Montgomery Securities LLC, as syndication agent and arranger and the financial institutions listed on Schedule I thereto, as banks, executed on December 29, 1997 (incorporated by reference as Exhibit 10(a) of the Registrant's Registration Statement on Form S-3 dated February 19,
                                  1998).

         10(i) First Amendment to First Restated Credit Agreement, by and among Denbury Management, as borrower, Denbury Resources Inc., as
                                  guarantor,  NationsBank   of  Texas,  N.A.  as
                                  administrative  agent,   and  NationsBank   of
                                  Texas, N.A. as bank, entered into as of January 27, 1998 (incorporated by reference as
                                  Exhibit 10(b) of the Registrant's Registration Statement on Form S-3 dated February 19,
                                  1998).

         10(j) Second Amendment to First Restated Credit Agreement, by and among Denbury Management, as borrower, Denbury Resources Inc., as guarantor, NationsBank of Texas, N.A., as administrative agent, and NationsBank of Texas, N.A., as bank, entered into as of February 25, 1998 (incorporated by reference as Exhibit 10(l) of the Registrant's Form 10-K for the year ended December 31, 1997).

         10(k) Third Amendment to First Restated Credit Agreement, by and among Denbury Management, as borrower, Denbury Resources Inc., as guarantor, NationsBank of Texas, N.A., as administrative agent and NationsBank of Texas, N.A., as bank, entered into as of August 10, 1998 (incorporated by reference as
                                  Exhibit 10 of the Registrant's Form 10-Q for the quarter ended June 30, 1998).

Exhibit No.                       Exhibit
-----------                       -------

         10(l) Consent letter and form of Fourth Amendment to First Restated Credit Agreement, by and among Denbury Management, as borrower, Denbury Resources Inc., as guarantor, NationsBank of Texas, N.A. as bank, dated November 30, 1998 (incorporated by reference as Exhibit 10(b) to the Registrant's Form S-3 dated January 19,
                                  1999).

         10(m)* Fourth Amendment to First Restated Credit Agreement, by and among Denbury Management, as borrower, Denbury Resources Inc., as guarantor,  NationsBank  of  Texas,  N.A.,  as
                                  administrative agent, and NationsBank of Texas, N.A., as bank, entered into as of February 19, 1999.

         10(n) Stock Purchase Agreement and Amendment to Registration Rights Agreement between TPG Partners, L.P. and Denbury Resources, Inc. dated as of January 20, 1998 (incorporated by reference as Exhibit 10(m) of the Registrant's Form 10-K for the year ended December 31,
                                  1997).

         10(o) Stock Purchase Agreement between TPG Partners II, L.L.C. and the Company dated as of December 16, 1998 (incorporated by reference as Exhibit 99.1 of the Registrant's Form 8-K dated December 17, 1998).

          11*                     Statement   re-computation   of   per    share
                                  earnings.

          12*                     Statement  of  Ratio  of   Earnings  to  Fixed
                                  Charges.

          21                      List of Subsidiaries of Denbury Resources Inc.
                                  (incorporated by reference as Exhibit 21 of the Registrants Form 10-K for the year ended December 31, 1997).

          23*                     Consent of Deloitte & Touche LLP

          27*                     Financial Data Schedule.




* Filed herewith.

(b) Form 8-Ks filed during the fourth quarter of 1998.

     On December 2, 1998, the Company announced that it had reached an agreement in principle with its largest shareholder, the Texas Pacific Group ("TPG") to issue to an affiliate of TPG $100 million of common shares of the Company at $5.39 per share, subject to certain conditions, including a fairness opinion and shareholder approval.

     On December 16, 1998, the Company and TPG Partners II, L.P. (the "Purchaser"), entered into a Stock Purchase Agreement (the "Agreement") pursuant to which the Purchaser agreed to purchase from the Company 18,552,876 of the Company's common shares, no par value, for $100 million.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Denbury Resources Inc. and Denbury Management, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               DENBURY RESOURCES INC.
                                              DENBURY MANAGEMENT, INC.

March 1, 1999                                     /s/ Phil Rykhoek
                                ------------------------------------------------
                                                    Phil Rykhoek
                                       Chief Financial Officer and Secretary

March 1, 1999                                   /s/ Bobby J. Bishop
                                ------------------------------------------------
                                                  Bobby J. Bishop
                                      Chief Accounting Officer and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each respective company and in the capacities and on the dates indicated.


March 1, 1999                                   /s/ Ronald G. Greene
                                ------------------------------------------------
                                                  Ronald G. Greene
                                         Chairman of the Board and Director
                                               Denbury Resources Inc.

March 1, 1999                                    /s/ Gareth Roberts
                                ------------------------------------------------
                                                   Gareth Roberts
                                      Director, President and Chief Executive
                                                      Officer
                                           (Principal Executive Officer)
                                               Denbury Resources Inc.

March 1, 1999                                     /s/ Phil Rykhoek
                                ------------------------------------------------
                                                    Phil Rykhoek
                                       Chief Financial Officer and Secretary
                                           (Principal Financial Officer)
                                               Denbury Resources Inc.

March 1, 1999                                   /s/ Bobby J. Bishop
                                ------------------------------------------------
                                                  Bobby J. Bishop
                                      Chief Accounting Officer and Controller
                                           (Principal Accounting Officer)
                                               Denbury Resources Inc.

March 1, 1999                                  /s/ Wilmot L. Matthews
                                ------------------------------------------------
                                                 Wilmot L. Matthews
                                                      Director
                                               Denbury Resources Inc.

March 1, 1999                                 /s/ Wieland F. Wettstein
                                ------------------------------------------------
                                                Wieland F. Wettstein
                                                      Director
                                               Denbury Resources Inc.

March 1, 1999                                   /s/ Gareth Roberts
                                ------------------------------------------------
                                                  Gareth Roberts
                                      Director, President and Chief Executive
                                                      Officer
                                           (Principal Executive Officer)
                                             Denbury Management, Inc.

March 1, 1999                                    /s/ Phil Rykhoek
                                ------------------------------------------------
                                                   Phil Rykhoek
                                       Director, Chief Financial Officer and
                                                     Secretary
                                           (Principal Financial Officer)
                                             Denbury Management, Inc.

March 1, 1999                                   /s/ Bobby J. Bishop
                                ------------------------------------------------
                                                  Bobby J. Bishop
                                      Chief Accounting Officer and Controller
                                          (Principal Accounting Officer)
                                             Denbury Management, Inc.

March 1, 1999                                    /s/ Mark Worthey
                                ------------------------------------------------
                                                   Mark Worthey
                                      Director and Vice President, Operations
                                             Denbury Management, Inc.

                             DENBURY RESOURCES INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                        DECEMBER 31, 1998, 1997 AND 1996



FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE




                                                                 Page
                                                                 ----

Independent Auditors' Report                                      F-2
Consolidated Balance Sheets                                       F-3
Consolidated Statements of Operations                             F-4
Consolidated Statements of Cash Flows                             F-5
Consolidated Statement of Changes in Shareholders'
  Equity (Deficit)                                                F-6
Notes to the Consolidated Financial Statements                    F-7 thru F-29
Schedule 1: Condensed Financial Information of Registrant         F-30 thru F-36





FINANCIAL STATEMENTS AND SCHEDULES OMITTED

     All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report


                  To the Shareholders of Denbury Resources Inc.


We have audited the consolidated balance sheets of Denbury Resources Inc. as at December 31, 1998 and 1997 and the consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations and the changes in shareholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1998, in accordance with accounting principles generally accepted in Canada.


Deloitte & Touche LLP


Chartered Accountants

Calgary, Alberta
February 19, 1999




Note: See separate comments by auditors for U.S. Readers on Canada - U.S. Reporting Difference on page F-29.

CONSOLIDATED BALANCE SHEETS



AMOUNTS IN THOUSANDS OF U.S. DOLLARS                                               DECEMBER 31,
                                                                          ------------------------------
                                                                              1998             1997
                                                                          -------------    -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents...........................................   $       2,049    $       9,326
   Accrued production receivable.......................................           5,495            8,692
   Trade and other receivables.........................................          16,390           15,362
                                                                          -------------    -------------
           Total current assets   .....................................          23,934           33,380
                                                                          -------------    -------------

PROPERTY AND EQUIPMENT (USING FULL COST ACCOUNTING)
   Oil and natural gas properties......................................         508,571          388,766
   Unevaluated oil and natural gas properties..........................          65,645           82,798
   Less accumulated depletion and depreciation.........................        (393,552)         (62,732)
                                                                          -------------    -------------
          Net property and equipment...................................         180,664          408,832
                                                                          -------------    -------------

OTHER ASSETS...........................................................           8,261            5,336
                                                                          -------------    -------------

           TOTAL ASSETS................................................   $     212,859    $     447,548
                                                                          =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities............................   $      13,570    $      24,616
   Oil and gas production payable......................................           5,118            6,052
   Current portion of long-term debt ..................................               -               20
                                                                          -------------    -------------
           Total current liabilities...................................          18,688           30,688
                                                                          -------------    -------------

LONG-TERM LIABILITIES
   Long-term debt......................................................         225,000          240,000
   Provision for site reclamation costs................................           1,436            1,017
   Deferred income taxes and other.....................................               -           15,620
                                                                          -------------    -------------
           Total long-term liabilities.................................         226,436          256,637
                                                                          -------------    -------------

FINANCING REQUIREMENTS (NOTE 1)

SHAREHOLDERS' EQUITY (DEFICIT)
   Common shares, no par value, unlimited shares authorized;
     outstanding - 26,801,680 and 20,388,683 shares at December
     31, 1998 and December 31, 1997, respectively......................         227,796          133,139
   Retained earnings (accumulated deficit).............................        (260,061)          27,084
                                                                          -------------    -------------
           Total shareholders' equity (deficit)........................         (32,265)         160,223
                                                                          -------------    -------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)........   $     212,859    $     447,548
                                                                          =============    =============

Approved by the Board:

/s/ Gareth Roberts                    /s/ Wieland F. Wettstein
------------------                    ------------------------
Gareth Roberts                        Wieland F. Wettstein
Director                              Director


                 See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS (U.S. DOLLARS)           1998           1997          1996
                                                                   -------------   ----------    ----------
REVENUES
     Oil, natural gas and related product sales..................  $      81,883   $   85,333    $   52,880
     Interest income and other...................................          1,623        1,123           769
                                                                   -------------   ----------    ----------
           Total revenues........................................         83,506       86,456        53,649
                                                                   -------------   ----------    ----------

EXPENSES
     Production..................................................         29,162       22,218        13,495
     General and administrative..................................          6,556        6,182         4,267
     Interest....................................................         17,534        1,111         1,993
     Imputed preferred dividends.................................              -            -         1,281
     Loss on early extinguishment of debt........................              -            -           440
     Depletion and depreciation..................................         52,234       32,719        17,904
     Franchise taxes.............................................            785          428           213
     Writedown of oil and natural gas properties.................        280,000            -             -
                                                                   -------------   ----------    ----------
            Total expenses.......................................        386,271       62,658        39,593
                                                                   -------------   ----------    ----------

Income (loss) before income taxes................................       (302,765)      23,798        14,056
Income tax benefit (provision)...................................         15,620       (8,895)       (5,312)
                                                                   -------------   ----------    ----------

NET INCOME (LOSS)................................................  $    (287,145)  $   14,903    $    8,744
                                                                   =============   ==========    ==========

NET INCOME (LOSS) PER COMMON SHARE...............................
     Basic.......................................................  $     (11.08)   $     0.74    $     0.67
     Fully diluted...............................................  $     (11.08)   $     0.70    $     0.62


Average number of common shares outstanding......................         25,926       20,224        13,104
                                                                   =============   ==========    ==========













                 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------
AMOUNTS IN THOUSANDS OF U.S. DOLLARS                                 1998         1997          1996
                                                                 ------------  -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)...........................................  $   (287,145) $    14,903   $     8,744
       Adjustments needed to reconcile to net cash flow
         provided  by operations:
       Depletion and depreciation..............................        52,234       32,719        17,904
       Writedown of oil and natural gas properties.............       280,000            -             -
       Deferred income taxes...................................       (15,620)       8,895         5,312
       Imputed preferred dividend..............................             -            -         1,281
       Loss on early extinguishment of debt....................             -            -           440
       Other...................................................           627           90           459
                                                                 ------------  -----------   -----------
                                                                       30,096       56,607        34,140
   Changes in working capital items relating to operations:
       Accrued production receivable...........................         3,197        3,214        (8,694)
       Trade and other receivables.............................        (1,028)     (11,719)       (1,508)
       Accounts payable and accrued liabilities................       (11,046)      13,713         6,711
       Oil and gas production payable..........................          (934)         502         4,536
                                                                 ------------  -----------   -----------

NET CASH FLOW PROVIDED BY OPERATIONS...........................        20,285       62,317        35,185
                                                                 ------------  -----------   -----------

CASH FLOW USED FOR INVESTING ACTIVITIES:
       Oil and natural gas expenditures........................       (88,978)     (81,282)      (38,450)
       Acquisition of oil and natural gas properties...........       (13,674)    (224,145)      (48,407)
       Net purchases of other assets...........................        (1,145)      (2,132)       (1,726)
       Acquisition of subsidiary, net of cash acquired.........             -            -           209
                                                                 ------------  -----------   -----------

NET CASH USED FOR INVESTING ACTIVITIES.........................      (103,797)    (307,559)      (88,374)
                                                                 ------------  -----------   -----------

CASH FLOW FROM FINANCING ACTIVITIES:
       Bank repayments.........................................      (200,000)           -       (47,900)
       Bank borrowings.........................................        60,000      239,900        47,900
       Issuance of subordinated debt...........................       125,000            -             -
       Issuance of common stock................................        94,657        2,816        60,664
       Costs of debt financing.................................        (3,402)      (1,511)         (411)
       Other...................................................           (20)         (90)         (164)
                                                                 ------------  -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES......................        76,235      241,115        60,089
                                                                 ------------  -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........        (7,277)      (4,127)        6,900

Cash and cash equivalents at beginning of year.................         9,326       13,453         6,553
                                                                 ------------  -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR.......................  $      2,049  $     9,326   $    13,453
                                                                 ============  ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the year for interest..................  $     11,821  $       447   $     1,621

SUPPLEMENTAL DISCLOSURE OF FINANCING ACTIVITIES:
       Conversion of subordinated debt to common stock.........             -            -   $     3,314
       Conversion of preferred stock to common stock...........             -            -        16,281
       Assumption of liabilities in acquisition................             -            -         1,321




                 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                    RETAINED
                                                                                    EARNINGS
                                                          COMMON SHARES           (ACCUMULATED
                                                         (NO PAR VALUE)             DEFICIT)          TOTAL
                                                   ---------------------------  ----------------  -------------
Dollar Amounts in Thousands of U.S. Dollars           Shares         Amounts
                                                   -------------   -----------
BALANCE - JANUARY 1, 1996                             11,428,809   $    50,064  $          3,437   $     53,501
                                                   -------------   -----------  ----------------  -------------

Issued pursuant to employee stock option plan......      197,675         1,070                 -          1,070
Issued pursuant to employee stock purchase plan....       31,311           358                 -            358
Public placement of common shares..................    4,940,000        58,776                 -         58,776
Conversion of preferred stock......................    2,816,372        16,281                 -         16,281
Conversion of warrants.............................       75,000           460                 -            460
Conversion of subordinated debt....................      566,590         3,314                 -          3,314
Net income.........................................            -             -             8,744          8,744
                                                   -------------   -----------  ----------------  -------------

BALANCE - DECEMBER 31, 1996                           20,055,757       130,323            12,181        142,504
                                                   -------------   -----------  ----------------  -------------

Issued pursuant to employee stock option plan......      280,656         1,916                 -          1,916
Issued pursuant to employee stock purchase plan....       52,270           900                 -            900
Net income.........................................            -             -            14,903         14,903
                                                   -------------   -----------  ----------------  -------------

BALANCE - DECEMBER 31, 1997                           20,388,683       133,139            27,084        160,223
                                                   -------------   -----------  ----------------  -------------


Issued pursuant to employee stock option plan......      132,256           954                 -            954
Issued pursuant to employee stock purchase plan....      101,561         1,139                 -          1,139
Conversion of warrants.............................      625,000         4,625                 -          4,625
Public placement of common shares..................    5,554,180        87,939                 -         87,939
Net loss...........................................            -             -          (287,145)      (287,145)
                                                   -------------   -----------  ----------------  -------------

BALANCE - DECEMBER 31, 1998                           26,801,680   $   227,796  $       (260,061) $     (32,265)
                                                   =============   ===========  ================  =============








                 See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

            NOTE 1. BASIS OF PRESENTATION AND FINANCING REQUIREMENTS

The consolidated financial statements have been presented using accounting principles applicable to a going concern, which assumes that the Company will continue operations in the foreseeable future and be able to realize assets and satisfy liabilities in the normal course of business. As of December 31, 1998, the current value of the Company's reserves, using the unescalated 1998 year-end oil and natural gas prices and costs, are insufficient to repay the senior bank loan, the 9% Senior Subordinated Notes due 2008 and the related interest costs, which casts doubt upon the validity of the going concern assumption.

The Company's ability to continue as a going concern is dependent upon the completion of the sale of stock to the Texas Pacific Group ("TPG") as described in Note 6 or an increase in oil and natural gas prices. If this proposed sale of stock does not close or oil and natural gas prices do not increase to enable the repayment of the debt and interest costs, the Company will be in default of covenants of its bank credit agreement.

If the going concern assumption were not appropriate for these financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported net loss and the balance sheet classifications.

                     NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

The Company operated in only one business segment as its operating activities are related to exploration, development and production of oil and natural gas in the United States.

On October 9, 1996 the shareholders of the Company approved an amendment to the Articles of Continuance to consolidate the number of issued and outstanding Common Shares on the basis of one Common Share for each two Common Shares outstanding. All applicable shares and per share data have been adjusted for the reverse stock split.

                           Principles of Consolidation

The consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiaries, Denbury Holdings Ltd., Denbury Management, Inc, Denbury Marine L.L.C. and Denbury Energy Services ("DES"). Prior to May 1, 1996, the Company owned 50% of DES and consolidated only its equity ownership. Denbury Holdings Ltd. was merged into Denbury Resources Inc. in December 1997. All material intercompany balances and transactions have been eliminated.

                         Oil and Natural Gas Operations

A) CAPITALIZED COSTS The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs related to acquisitions, exploration and development of oil and natural gas reserves are capitalized and accumulated in a single cost center representing the Company's activities undertaken exclusively in the United States. Such costs include lease acquisition costs, geological and geophysical

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

expenditures, lease rentals on undeveloped properties, costs of drilling both productive and non-productive wells and general and administrative expenses directly related to exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Proceeds received from disposals are credited against accumulated costs except when the sale represents a significant disposal of reserves in which case a gain or loss is recognized.

B) DEPLETION AND DEPRECIATION The costs capitalized, including production equipment, are depleted or depreciated on the unit-of-production method, based on proved oil and natural gas reserves as determined by independent petroleum engineers. Oil and natural gas reserves are converted to equivalent units based upon the relative energy content which is six thousand cubic feet of natural gas to one barrel of crude oil.

C) SITE RECLAMATION Estimated future costs of well abandonment and site reclamation, including the removal of production facilities at the end of their useful life, are provided for on a unit-of-production basis. Costs are based on engineering estimates of the anticipated method and extent of site restoration, valued at year-end prices, net of estimated salvage value, and in accordance with the current legislation and industry practice. The annual provision for future site reclamation costs is included in depletion and depreciation expense.

D) CEILING TEST The capitalized costs less accumulated depletion and depreciation, related deferred taxes and site reclamation costs are limited to an amount which is not greater than the estimated future net revenue from proved reserves using unescalated period-end prices less estimated future site restoration and abandonment costs, future production-related general and administrative expenses, financing costs and income taxes, plus the cost (net of impairments) of undeveloped properties.

E) JOINT INTEREST OPERATIONS Substantially all of the Company's oil and natural gas exploration and production activities are conducted jointly with others. These financial statements reflect only the Company's proportionate interest in such activities and any amounts due from other partners are included in the trade receivables.

                          Foreign Currency Translation

In that virtually all of the Company's assets have been located in the United States since 1993 when the Company sold its Canadian oil and natural gas properties, the United States assets and operations are accounted for and reported in U.S. dollars and no translation is necessary. The minor amount of Canadian assets and liabilities is translated to U.S. dollars using year-end exchange rates and any Canadian operations, which are principally minor administrative and interest expenses, are translated using the historical exchange rate.

                               Earnings per Share

Net income or loss per common share is computed by dividing the net income or loss attributable to common shareholders by the weighted average number of shares of common shares outstanding. In accordance with Canadian generally accepted accounting principles ("GAAP"), the imputed dividend during 1996 on the Convertible First Preferred Shares, Series A has been recorded as an operating expense in the accompanying financial statements and this is deducted from net income in computing earnings per share. The conversion of the Convertible First Preferred Shares, Series A ("Convertible Preferred") was anti-dilutive and was not included in the calculation of earnings per share. In computing fully diluted earnings per share, the stock options, warrants

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

and convertible debt instruments were dilutive for the years ended December 31, 1997 and 1996 and were assumed to be converted or exercised as of the beginning of the respective period with the proceeds used to reduce interest expense. As a result of the net loss for the year ended December 31, 1998, these instruments were anti-dilutive. All of the Convertible Preferred and the convertible debt were converted into common shares during 1996 and thus were not relevant to the calculation of earnings per share after 1996.

                             Statement of Cash Flows

For  purposes of the  Statement  of Cash Flows,  cash  equivalents  include time
deposits,   certificates  of  deposit  and  all  liquid  debt  instruments  with maturities at the date of purchase of three months or less.

                               Revenue Recognition

Revenue is recognized at the time oil and natural gas is produced and sold. Any amounts due from purchasers of oil and natural gas are included in accrued production receivables.

The Company follows the "sales method" of accounting for its oil and natural gas revenue whereby the Company recognizes sales revenue on all oil or natural gas sold to its purchasers, regardless of whether the sales are proportionate to the Company's ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. As of December 31, 1998 and 1997 the Company's aggregate oil and natural gas imbalances were not material to its consolidated financial statements.

The Company recognizes revenue and expenses of purchased producing properties commencing from the closing or agreement date, at which time the Company also assumes control.

                                  Income Taxes

Income taxes are accounted for using the liability method under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. During 1997, this liability method for computing income taxes was adopted as GAAP in Canada. This change to the liability method from the deferral method did not have a material impact on the Company's financial statements.

                Financial Instruments with Off-balance Sheet Risk
                       and Concentrations of Credit Risk

The Company's product price hedging activities are described in Note 7 to the consolidated financial statements. The Company enters into financial transactions to hedge anticipated future production. Hedge accounting is utilized when there is a high degree of correlation between price movements in the derivative and the underlying item designated as being hedged. The impact of changes in the market value of the financial transactions, which serve as hedges, is deferred until the related physical transaction is completed. The changes, when recognized, are included in oil and gas revenues. If a financial transaction that has been accounted for as a hedge is closed before

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

the date of the anticipated future transaction, the accumulated change in the value of the financial transactions is deferred until the related physical transaction is completed. In the event it becomes likely that an anticipated transaction will not occur or that adequate correlation no longer exists, hedge accounting is terminated and future changes in the fair value of the derivative are recognized as gains or losses in the statement of operations. Credit risk relating to these hedges is minimal because of the credit risk standards required for counter-parties and monthly settlements. The Company has entered into hedging contracts with only large and financially strong companies.

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade and accrued production receivables in addition to the product price hedges discussed above. The Company's cash equivalents and short-term investments represent high-quality securities placed with various investment grade institutions. This investment practice limits the Company's exposure to concentrations of credit risk. The Company's trade and accrued production receivables are dispersed among various customers and purchasers; therefore, concentrations of credit risk are limited. Also, the Company's more significant purchasers are large companies with excellent credit ratings. If customers are considered a credit risk, letters of credit are the primary security obtained to support lines of credit.

                       Fair Value of Financial Instruments

As of December 31, 1998 and 1997, the carrying value of the Company's bank debt and most other financial instruments approximates their fair market value. The Company's bank debt is based on a floating interest rate and thus adjusts to market as interest rates change. During 1998, the Company issued $125 million of 9% Senior Subordinated Notes due 2008. As of December 31, 1998, these notes had a market value of approximately $110 million based on recent trading levels of the notes. Based on market prices as of December 31, 1998, the Company's open product price hedging contracts (See Note 7) have no deferred gain or loss. The Company's other financial instruments are primarily cash, cash equivalents, short-term receivables and payables which approximate fair value due to the nature of the instrument and the relatively short maturities.

                                Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of certain assets, liabilities, revenues and expenses as of and for the reporting period. Estimates and assumptions are also required in the disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from such estimates.

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

                         NOTE 3. PROPERTY AND EQUIPMENT

       Unevaluated Oil and Natural Gas Properties Excluded From Depletion

Under full cost accounting, the Company may exclude certain unevaluated costs from the amortization base pending determination of whether proved reserves have been discovered or impairment has occurred. A summary

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

of the unevaluated properties excluded from oil and natural gas properties being amortized at December 31, 1998 and 1997 and the year in which they were incurred follows:


                                     DECEMBER 31, 1998                         DECEMBER 31, 1997
                            ------------------------------------    ---------------------------------------
                            Costs Incurred During:                  Costs Incurred During:
                            -------------------------               -------------------------
                                1998         1997       Total           1997         1996       Total
                            ------------  ----------- ----------    ------------  ----------- ----------
AMOUNTS IN THOUSANDS

Property acquisition costs  $      4,693  $    48,896 $   53,589    $     77,238  $       286 $   77,524
Exploration costs.........         8,260        3,796     12,056           3,817        1,457      5,274
                            ------------  ----------- ----------    ------------  ----------- ----------
    Total.................  $     12,953  $    52,692 $   65,645    $     81,055  $     1,743 $   82,798
                            ============  =========== ==========    ============  =========== ==========

Costs are transferred into the amortization base on an ongoing basis as the projects are evaluated and proved reserves established or impairment determined. Pending determination of proved reserves attributable to the above costs, the Company cannot assess the future impact on the amortization rate.

                             Full Cost Ceiling Test

During the first quarter of 1998, the Company excluded the Heidelberg Field acquired late in 1997 from the full cost ceiling test because the Company believed, based on its success with similar properties in Mississippi, that the value of this property was at least equal to its carrying cost. Had this property been included in the ceiling test calculation as of March 31, 1998, the Company would have had a writedown of the property carrying costs of approximately $35 million for both U.S. and Canadian GAAP.

During the second quarter of 1998, oil prices continued to decline, with a drop of approximately $1.50 in the NYMEX oil price from March 31 to June 30, 1998. Furthermore, the gap between the NYMEX oil price and the net realized price widened, causing the net realized price at Heidelberg Field to drop approximately $1.00 per Bbl more than the decline in the NYMEX price. Due to the continued low oil prices, in June 1998 the Company announced that it was reducing its drilling activity and capital expenditure budget on its oil properties, including Heidelberg Field, until oil product prices recover. As a result of this curtailment, it was unlikely that the proved reserves and production from this property would increase as quickly as originally anticipated, thus causing a decline in the current value of this property. Therefore, as of June 30, 1998, the Company included the Heidelberg Field in the full cost pool for its ceiling test, which coupled with the reduction in oil prices, resulted in a $165 million writedown of the full cost pool as of that date. This writedown was approximately the same for both U.S. and Canadian GAAP and was computed using June 30, 1998 prices, which were equivalent to a NYMEX oil price of $14.00 per Bbl and an average net realized oil price of $8.90 per Bbl, a drop of approximately $5.92 per Bbl from the net prices used in the December 31, 1997 reserve report.

As of December 31, 1998, oil prices had deteriorated further to a NYMEX price of approximately $12.00 per Bbl and an average net realized price of $7.37 per Bbl. As a result of this further decrease in price, coupled with some downward revisions in the proven reserves, the Company recognized an additional ceiling test writedown as of December 31, 1998. As it is expected by management that the prices realized over the remaining life of the reserves will be higher than the year-end prices, an average NYMEX oil price of $14.00 per Bbl (a price slightly less than the 1998 average price) was used in determining the ceiling test at year-end. Based on this $14.00 NYMEX price and using undiscounted future net revenues after considering the effects of administrative and

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

interest costs, an additional writedown of $115 million was recognized for the fourth quarter, for a total writedown for the year of $280 million. This writedown is the same as that required under U.S. GAAP using the year-end $12.00 NYMEX price and the net present value of the reserves without consideration of administrative and interest costs. Under Canadian GAAP, if one were to use the unescalated reserve forecast using year-end prices, the full $115.0 million remaining balance of the oil and natural gas properties would be written off.

                                Capitalized Costs

General and administrative costs that directly relate to exploration and development activities that were capitalized during the period totaled $2,657,000, $2,225,000 and $1,224,000 for the years ended December 31, 1998,
1997 and 1996, respectively. Amortization per BOE, excluding the full cost pool writedown, was $7.26, $6.42 and $5.99 for the years ended December 31, 1998, 1997 and 1996, respectively.

                NOTE 4. NOTES PAYABLE AND LONG-TERM INDEBTEDNESS


                                                           DECEMBER 31,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------
AMOUNTS IN THOUSANDS

Senior bank loan...................................$    100,000    $    240,000
9% Senior Subordinated Notes due 2008..............     125,000               -
Other notes payable................................           -              20
                                                   ------------    ------------
                                                        225,000         240,020
Less portion due within one year...................           -             (20)
                                                   ------------    ------------
         Total long-term debt......................$    225,000    $    240,000
                                                   ============    ============

                                      Banks

The Company has a credit facility with Bank of America, as agent and part of a group of eight other banks. The credit facility was increased in size from $150 million to $300 million in December 1997 and the borrowing base was increased to $260 million in order to fund the property acquisition from Chevron. The December 31, 1997 outstanding balance of $240 million was reduced to $40 million as of February 26, 1998 after application of the net proceeds from the 1998 debt and equity offerings net of $9.8 million of additional borrowings.

The credit facility consists of a five-year revolving credit facility and after the debt and equity offerings completed in February 1998 had a borrowing base of $165 million. This borrowing base is subject to review every six months and was reduced to $130 million at the October 1, 1998 redetermination date as a result of the low product prices.

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

On February 19, 1999, the Company completed an amendment to its credit facility. This amendment set the borrowing base at $110 million, of which $60 million was considered to be conforming to the bank's normal credit policies. As a result of the writedown of oil and gas properties the Company was in default under its bank loan agreement as of December 31, 1998. The amendment modified the debt covenant such that the Company is now in compliance. This amendment also:

         o provides certain relief on the minimum equity and interest coverage tests;
         o changes the facility to one secured by substantially all of the Company's oil and natural gas properties;
         o requires that as long as the borrowing base is larger than the conforming borrowing base, that at least 75% of the funds borrowed under the facility subsequent to the closing of the proposed TPG purchase be used for either qualifying acquisitions or capital expenditures made to maintain, enhance or develop its proved reserves;
         o increases the interest rate to a range from LIBOR plus 1.0% to LIBOR plus 1.75% depending on amounts outstanding and LIBOR plus 2.125% if the outstanding debt exceeds the conforming borrowing base, currently set at $60 million; and
         o provides that a failure to close the sale of stock to TPG before June 16, 1999 would be an event of default.

This credit facility has several restrictions including, among others: (i) a prohibition on the payment of dividends, (ii) a requirement for a minimum equity balance, (iii) a requirement to maintain positive working capital, as defined,
(iv) a minimum interest coverage test and (v) a prohibition of most debt and corporate guarantees. As of December 31, 1998, the Company had $100 million outstanding on this line of credit and $370,000 of letters of credit outstanding. The next scheduled re-determination of the borrowing base will be as of October 1, 1999, based on June 30, 1999 assets and proved reserves.

                                Subordinated Debt

During 1996, the Company converted all of its previously issued convertible debentures with a total principal amount of Cdn. $4.5 million into 566,590 Common Shares.

On February 26, 1998, Denbury Management Inc., a wholly-owned subsidiary of the Company, issued $125 million in aggregate principal amount of 9% Senior Subordinated Notes Due 2008 which require semi-annual interest payments only until maturity. These notes contain certain debt covenants, including covenants that limit (i) indebtedness, (ii) certain restricted payments including dividends, (iii) sale/leaseback transactions, (iv) transactions with affiliates,
(v) liens, (vi) asset sales and (vii) mergers and consolidations. The net proceeds to the Company from the debt offering were approximately $121.8 million, before offering expenses.

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

                         Indebtedness Repayment Schedule


The Company's indebtedness as of December 31, 1998 is repayable as follows:



AMOUNTS IN THOUSANDS
---------------------------------------------------------------
YEAR
1999   ........................................$        -
2000   ........................................         -
2001   ........................................         -
2002   ........................................         100,000
Thereafter.....................................         125,000
                                               ----------------
         Total indebtedness                    $        225,000
                                               ================

                              NOTE 5. INCOME TAXES

The Company's income tax provision is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
AMOUNTS IN THOUSANDS                                  1998           1997          1996
                                                   -----------     ---------    ----------
Deferred
   Federal.........................................$   (15,620)    $   8,589    $    5,312
   State...........................................     -                306             -
                                                   -----------     ---------    ----------
Total income tax provision (benefit)...............$   (15,620)    $   8,895    $    5,312
                                                   ===========     =========    ==========

Income tax expense for the year varies from the amount that would result from applying Canadian federal and provincial tax rates to income before income taxes as follows:


                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
AMOUNTS IN THOUSANDS                                          1998         1997        1996
                                                          ------------  ----------  ----------
Deferred income tax provision (benefit) calculated
     using the Canadian federal and  provincial statutory
     combined tax rate of 44.34%......................... $   (134,245) $   10,552  $    6,233
Increase resulting from:
     Imputed preferred dividend..........................      -                 -         568
     Non-deductible Canadian expenses....................      -                 -          97
Decrease resulting from:
     Valuation allowance.................................       96,402           -           -
     Effect of lower income tax rates on United States
        income...........................................       22,223      (1,657)     (1,586)
                                                          ------------  ----------  ----------
Total income tax provision (benefit)                      $    (15,620) $    8,895  $    5,312
                                                          ============  ==========  ==========

As a result of the net pre-tax loss of $302.8 million for the year ended December 31, 1998, an income tax provision for 1998 using the effective tax rate of 37% would have resulted in a $96.4 million deferred tax asset. Since the Company currently has a large tax net operating loss, it was uncertain whether this total tax asset could ultimately be realized, particularly in light of the low oil and natural gas prices. As such, the Company fully impaired the deferred tax asset, resulting in a 5% effective tax benefit rate for the year.

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

The Company at December 31, 1998 had net operating loss carryforwards for U.S. federal income tax purposes of approximately $135.0 million and approximately $46.8 million for alternative minimum tax purposes. The net operating losses are scheduled to expire as follows:



                                            INCOME        ALTERNATIVE
AMOUNTS IN THOUSANDS                          TAX         MINIMUM TAX
-----------------------------------------------------   ---------------
  YEAR
  2004   .................................$        39    $            -
  2005   .................................         11                 -
  2006   .................................        644               500
  2007   .................................        714                99
  2008   .................................      5,016             4,889
  2009   .................................      3,377             2,868
  2010   .................................      3,467             3,420
  2011   .................................      5,061             1,115
  2012   .................................     29,508             4,124
  2018   .................................     87,212            29,775

Deferred income taxes relate to temporary differences based on tax laws and statutory rates in effect at the December 31, 1998 and 1997 balance sheet dates. At December 31, 1998 and 1997, all deferred tax assets and liabilities were computed based on Canadian GAAP amounts and were noncurrent as follows:


                                                          DECEMBER 31,
                                                  ----------------------------
AMOUNTS IN THOUSANDS                                  1998            1997
                                                  -------------   ------------

Deferred tax assets:
      Loss carryforwards.......................   $      49,968   $     15,699
      Basis difference of exploration and
          production assets....................          46,888        (31,319)
Deferred tax liabilities:
      Other....................................            (454)             -
                                                  -------------   ------------
Net deferred tax asset (liability).............          96,402        (15,620)
      Less: Valuation allowance................         (96,402)             -
                                                  -------------   ------------
          Total deferred tax asset (liability).   $           -   $    (15,620)
                                                  =============   ============

                          NOTE 6. SHAREHOLDERS' EQUITY

                                   Authorized

The Company is authorized to issue an unlimited number of Common Shares with no par value, First Preferred Shares and Second Preferred Shares. The preferred shares may be issued in one or more series with rights and conditions as determined by the Directors.

                                  Common Stock

Each Common Share entitles the holder thereof to one vote on all matters on which holders are permitted to vote. No stockholder has any right to convert Common Shares into other securities. The holders of shares of common stock are entitled to dividends when and if declared by the Board of Directors from funds legally available

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

therefore and, upon liquidation, to a pro rata share in any distribution to stockholders, subject to prior rights of the holders of the preferred stock. The Company is restricted from declaring or paying any cash dividend on the Common Shares by its bank loan agreement.

                Proposed Sale of Stock to the Texas Pacific Group

On December 16, 1998, the Company entered into a stock purchase agreement with its largest shareholder, the Texas Pacific Group ("TPG"). This agreement provides for TPG to purchase 18,552,876 common shares of the Company at $5.39 per share for an aggregate consideration of $100 million. The consummation of this stock sale is conditioned upon the approval of the sale by the shareholders of the Company, completion of an amendment to the Company's bank agreement, the absence of a material adverse change, as that term is defined in the agreement, plus satisfaction of other conditions. The Company completed an amendment to its bank credit facility as of February 19, 1999 (see Note 4. Notes Payable and Long-Term Indebtedness - Banks) and is seeking shareholder approval at a special meeting of the shareholders currently expected to be held in April 1999.

As a result of this sale of stock, TPG will gain control of the Company with ownership that will increase from approximately 32% to approximately 60%. Although the Company does not expect this transaction to result in any immediate changes to its directors, management or operations, TPG will have adequate voting power to control the election of directors, to determine the corporate and management policies of the Company and to effect the shareholder approval of a merger, consolidation or sale of all or substantially all of the assets of the Company.

The Company expects to close this stock sale in April 1999 and plans to pursue acquisitions with funds made available under its bank credit facility as a result of the sale. If this proposed sale of stock does not close by June 16, 1999, the Company will be in default of its bank credit agreement.

                              1998 Equity Offering

On February 26, 1998, the Company closed on a public offering of 5,240,780 Common Shares at a price to the public of $16.75 per share and a net price to the Company of $15.955 per share (the "Equity Offering"). Concurrently with the Equity Offering, TPG, the Company's largest shareholder, purchased 313,400 Common Shares from the Company at $15.955 per share, equal to the price to the public per share less underwriting discounts and commissions (the "TPG Purchase"). The net proceeds to the Company from the Equity Offering and TPG Purchase was approximately $88.6 million, before offering expenses.

                            1996 Capital Adjustments

During 1996, the Company issued 250,000 Common Shares for the conversion of the 6 3/4% Convertible Debentures of the Company and 75,000 Common Shares for the exercise of half of the Cdn. $8.40 Warrants ("Warrants"). On October 10, 1996, the Company effected a one-for-two reverse split of its outstanding Common Shares. Effective October 15, 1996, all of the Company's outstanding 9 1/2% Convertible Debentures ("Debentures") were converted into 316,590 Common Shares. The Company also converted all of the 1,500,000 shares of Convertible Preferred on October 30, 1996 into 2,816,372 Common Shares. On October 30, 1996 and November 1, 1996, the Company also issued an aggregate of 4,940,000 Common Shares at a net price of $12.035 per share as part of a public offering for net proceeds to the Company of approximately $58.8 million. TPG purchased 800,000 of these shares at $12.035 per share.

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996


                                    Warrants

At December 31, 1998, 75,000 warrants were outstanding at an exercise price of Cdn. $8.40 expiring on May 5, 2000. Each warrant entitles the holder thereof to purchase one Common Share at any time prior to the expiration date.

                                Stock Option Plan

The Company maintains a Stock Option Plan which authorizes the grant of options up to 4,535,000 Common Shares, of which 2,015,756 options are subject to shareholder approval at a special meeting of the shareholders anticipated to be held in April, 1999. Under the terms of the plan, incentive and non-qualified options may be issued to officers, key employees and consultants. Options generally become exercisable over a four year vesting period with the specific terms of vesting determined by the Board of Directors at the time of grant. The options expire over terms not to exceed ten years from the date of grant, ninety days after termination of employment or permanent disability or one year after the death of the optionee. The options are granted at the fair market value at the time of grant which is generally defined as the average closing price of the Company's Common Shares for the ten trading days prior to issuance. The plan is administered by the Stock Option Committee of the Board.

Following is a summary of stock option activity during the years ended December 31, 1998, 1997 and 1996:


                                                              YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------------------------------
                                           1998                          1997                        1996
                                ---------------------------  ---------------------------- ------------------------
                                               Weighted                       Weighted                  Weighted
                                     Number  Average Price     Number      Average Price     Number  Average Price
                                ----------- -------------  -----------   -------------- ----------- --------------
Outstanding at beginning of
  year.........................   1,546,256 $       11.06    1,053,000   $         7.63    731,925  $         6.11
Granted........................     488,559         17.71      797,162            14.13    525,500            8.96
Terminated.....................      (4,528)        17.25      (23,250)           11.51     (6,750)           6.28
Exercised......................    (132,256)         7.29     (280,656)            6.95   (197,675)           5.42
Expired........................      (7,500)         7.15            -                -          -  $            -
                                ----------- -------------  -----------   -------------- ----------- --------------
Outstanding at end of year.....   1,890,531 $       13.04    1,546,256   $        11.06  1,053,000            7.63
                                =========== =============  ===========   ============== =========== ==============
Options exercisable at end of
  year.........................     398,474 $        8.85      391,872   $         7.57    532,375  $         6.82
                                =========== =============  ===========   ============== =========== ==============


                                                       Weighted                                                  Weighted
Options Outstanding as of              Options         Average         Weighted Average        Exercisable       Average
 December 31, 1998:                  Outstanding        Price        Remaining Life (yrs.)       Options          Price
---------------------------------    ------------     ----------    -----------------------    ------------     ----------
  Exercise price of:
   $4.71 to $7.00                      350,700         $  6.38              5.5                  171,950          $   5.87
   $7.01 to $13.37                     298,048            9.95              7.5                  195,313              9.97
   $13.38 to $17.37                    775,715           13.84              8.2                   19,550             16.01
   $17.38 to $22.24                    466,068           18.71              9.0                   11,661             22.01

The Company also issued 1,627,988 stock options to all Company employees on January 4, 1999 in accordance with the terms of the plan. These options are subject to shareholder approval at a special meeting of shareholders anticipated to be held in April 1999.

In 1995, the United States Financial Accounting Standards Board issued Statement of Financial Accounting

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." With regard to its stock option plan, the Company applies APB Opinion No. 25 as allowed under SFAS 123 in accounting for this plan and accordingly no compensation cost has been recognized. Had compensation expense been determined based on the fair value at the grant dates for the stock option grants consistent with the method of SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been reduced (increased) to the following pro forma amounts:


                                                                                 YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------
                                                                             1998          1997          1996
                                                                          -----------   ----------     --------
NET INCOME (LOSS):
   As reported (thousands)................................................$ (287,145)   $   14,903     $  8,744
   Pro forma (thousands)..................................................  (289,463)       14,130        8,215

NET INCOME (LOSS) PER COMMON SHARE:
   As reported:
              Basic.......................................................$   (11.08)   $     0.74     $   0.67
              Fully diluted...............................................    (11.08)         0.70         0.62
   Pro forma:
              Basic.......................................................$   (11.16)   $     0.70     $   0.63
              Fully diluted...............................................    (11.16)         0.66         0.59

Stock options issued during period (thousands)............................        489          797          526
Weighted average exercise price...........................................$     17.71   $    14.13     $   8.96
Average per option compensation value of options granted (a)..............       7.64         4.02         2.95
Compensation cost (thousands).............................................      2,318        1,227          801

(a) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility computed using, as of the date of grant, the prior three-year monthly average of the Common Shares as listed on the TSE, which ranged from 38% to 63%; expected dividend yield - 0%; expected option term - 5 years; and risk-free rate of return as of the date of grant which ranged from 4.5% to 5.7%, based on the yield of five-year U.S. treasury securities.

                               Stock Purchase Plan

In February 1996, the Company implemented a Stock Purchase Plan which authorizes the sale of Common Shares to all full-time employees. The number of Common Shares currently approved by the Board of Directors for this purpose is 750,000 shares of which 500,000 is subject to shareholder approval at a special meeting of shareholders anticipated to be held in April 1999. Under the plan, the employees may contribute up to 10% of their base salary and the Company matches 75% of the employee contribution. The combined funds are used to purchase previously unissued Common Shares of the Company based on its current market value at the end of each quarter. The Company recognizes compensation expense for the 75% Company matching portion, which totaled $648,000, $383,000 and $147,000 for the years ended December 31, 1998, 1997 and 1996, respectively. This plan is administered by the Stock Purchase Plan Committee of the Board.

                                   401(k) Plan

The Company offers a 401(k) Plan to which employees may contribute tax deferred earnings subject to Internal Revenue Service limitations. The Company matches 50% of employee contributions up to an employee contribution of 6% of their salary. This Company match becomes vested over a six year period. During 1998, the Company contributed $217,000 to the 401(k) Plan.

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996


                     NOTE 7. PRODUCT PRICE HEDGING CONTRACTS

     During June and July 1998, the Company entered into two no-cost financial contracts ("collars") to hedge a total of 40 million cubic feet of natural gas per day ("MMcf/d"). The first natural gas contract for 35 MMcf/d covers the period from July 1998 to June 1999 and has a floor price of $1.90 per million British Thermal Units ("MMBtu") and a ceiling price of $2.96 per MMBtu. The second natural gas contract for five MMcf/d covers the period from September 1998 to August 1999 and has a floor price of $1.90 per MMBtu and a ceiling price of $2.89 per MMBtu. During December 1998, the Company extended these natural gas hedges through December 2000 by entering into an additional no-cost collar with a floor price of $1.90 per MMBtu and a ceiling price of $2.58 per MMBtu for the period of July 1999 through December 2000. This contract hedges 25 MMcf/d for the months of July and August 1999 and 30 MMcf/d for each month thereafter. The Company collected $175,200 on these financial contracts during 1998. These three contracts cover over 100% of the Company's current net natural gas production. Based on the futures market prices at December 31, 1998, the Company would not receive or pay any amounts under these open commodity contracts even though they covered more than the Company's production because prices at December 31, 1998 were within the contract collars.

During the fourth quarter of 1998, the Company also modified certain of its oil sales contracts. The new contracts which are generally for a period of eighteen months, provide that approximately 45% of the Company's oil production as of January 31, 1999, has a price floor of between $8.00 and $10.00 per Bbl. This equates to a NYMEX oil price of between $15.00 and $16.00 per bbl. As compensation for the price floors, the contracts provide that the premiums received on the posted prices decrease as oil prices rise.

                      NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has operating leases for the rental of office space, office equipment, and vehicles. At December 31, 1998, long-term commitments for these items require the following future minimum rental payments:


AMOUNTS IN THOUSANDS

1999      .........................$          593
2000      .........................         1,274
2001      .........................         1,259
2002      .........................         1,242
2003      .........................         1,120
                                   --------------
Total lease commitments            $        5,488
                                   ==============

The Company is subject to various possible contingencies which arise primarily from interpretation of federal and state laws and regulations affecting the oil and natural gas industry. Such contingencies include differing interpretations as to the prices at which oil and natural gas sales may be made, the prices at which royalty owners may be paid for production from their leases, environmental issues and other matters. Although management believes it has complied with the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued. In addition, production rates, marketing and environmental matters are subject to regulation by various federal and state agencies.

In June of 1997, a well blow-out occurred at the Lake Chicot Field, for which the Company is operator, in St. Martin Parish, Louisiana in which four individuals that were employees of other third party entities were killed,

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

none of whom were employees or contractors of the Company. In connection with this blow-out, a lawsuit was filed on July 2, 1997, Barbara Trahan, et al .v. Mallard Bay Drilling L.L.C., Parker Drilling Company and Denbury Management, Inc., Case No. 58226-G in the 16th Judicial District Court in St. Martin Parish, Louisiana alleging various defective and dangerous conditions, violation of certain rules and regulations and acts of negligence. The Company believes that all litigation to which it is a party is covered by insurance and none of such legal proceedings can be reasonably expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Company and its subsidiaries are involved in various other lawsuits, claims and regulatory proceedings incidental to their businesses. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's business, consolidated financial position, results of operations or cash flows.

                     Uncertainty Due to the Year 2000 Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

                    NOTE 9. DIFFERENCES IN GENERALLY ACCEPTED
           ACCOUNTING PRINCIPLES BETWEEN CANADA AND THE UNITED STATES

The consolidated financial statements have been prepared in accordance with GAAP in Canada. The primary differences between Canadian and U.S. GAAP affecting the Company's consolidated financial statements are as discussed below.

         Loss on Extinguishment of Debt and Imputed Preferred Dividends

The most significant GAAP difference relates to the presentation of the early extinguishment of debt and the imputed dividend on the Convertible Preferred. During 1996, the Company expensed $1,281,000 relating to the imputed preferred dividend, as required under Canadian GAAP. Under U.S. GAAP, this dividend would be deducted from net income to compute the net income attributable to the common shareholders. The Company also expensed its debt issue cost relating to the Company's prior bank credit agreements totaling $440,000 for 1996. Under Canadian GAAP this is an operating expense, while under U.S. GAAP a loss on early extinguishment of debt is an extraordinary item. While net income per common share and all balance sheet accounts are not affected by these differences in GAAP, the net income for 1996 under U.S. GAAP would be $10,025,000, while under Canadian GAAP the amount reported was $8,744,000.

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

                               Earnings Per Share

In addition, the methodology for computing fully diluted earnings per common share is not consistent between the two countries. For Canadian purposes, the proceeds from dilutive securities are used to reduce debt in the calculation. Under U.S. GAAP, Statement of Financial Accounting Standards ("SFAS") No. 128 requires the proceeds from such instruments be used to repurchase Common Shares. Under U.S. GAAP, fully diluted earnings per share for the year ended December
31, 1996, the only year with a difference, would be $0.63 as compared to the $0.62 reported under Canadian GAAP.

                              Full Cost Accounting

The U.S. full cost accounting rules differ from the Canadian full cost accounting guidelines followed by the Company. In determining the limitation on carrying values, U.S. accounting rules require the discounting of estimated future net revenues from its proved reserves at 10% using constant current prices following the guidelines of the Securities and Exchange Commission ("SEC"). The Canadian guidelines allow the use of either current prices or average prices in the calculations of future net revenues presented on an undiscounted basis, less estimated future administrative and financing costs, income taxes and future site restoration and abandonment costs. See also "Note
3. Property and Equipment" for a discussion of the application of these rules on the ceiling test calculation.

                                Other Differences

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

The implementation of SFAS No. 130, "Reporting Comprehensive Income" is required for all fiscal years beginning after December 15, 1997. The Company had no items that would be included in a Comprehensive Income Statement for any of the three years ended December 31, 1998.

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

                        NOTE 10. SUPPLEMENTAL INFORMATION

                   Significant Oil and Natural Gas Purchasers

Oil and natural gas sales are made on a day-to-day basis or under short-term contracts at the current area market price. The loss of any purchaser would not be expected to have a material adverse effect upon operations. For the year ended December 31, 1998, the Company sold 10% or more of its net production of oil and natural gas to the following purchasers: Hunt Refining (34%), Natural Gas Clearinghouse (17%) and Genesis Crude Oil (11%).

                                 Costs Incurred

The following table summarizes costs incurred and capitalized in oil and natural gas property acquisition, exploration and development activities. Property acquisition costs are those costs incurred to purchase, lease, or otherwise acquire property, including both undeveloped leasehold and the purchase of revenues in place. Exploration costs include costs of identifying areas that may warrant examination and in examining specific areas that are considered to have prospects containing oil and natural gas reserves, including costs of drilling exploratory wells, geological and geophysical costs and carrying costs on undeveloped properties. Development costs are incurred to obtain access to proved reserves, including the cost of drilling development wells, and to provide facilities for extracting, treating, gathering and storing the oil and natural gas.

Costs incurred in oil and natural gas activities for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
AMOUNTS IN THOUSANDS                      1998          1997             1996
                                       -----------   -----------     -----------

Property acquisitions:
     Proved.........................   $    13,093   $   149,145     $    46,230
     Unevaluated....................         7,185        77,664           2,626
Exploration.........................        12,222        20,734           4,592
Development.........................        70,152        57,884          33,409
                                       -----------   -----------     -----------
     Total costs incurred              $   102,652   $   305,427     $    86,857
                                       ===========   ===========     ===========

                              Property Acquisitions

On December 30, 1997, Denbury acquired producing oil and natural gas properties in Mississippi for approximately $202 million (the "Chevron Acquisition"). The acquisition included 122 wells, of which 96 wells will be Company operated. The Company funded this acquisition with bank financing from a revised and restated credit facility.

This acquisition was accounted for under purchase accounting and the results of operations will be consolidated effective December 31, 1997. Pro forma results of operations of the Company as if the Chevron Acquisition had occurred at the beginning of each respective period are as follows:

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996



                                                  YEAR ENDED DECEMBER 31,
                                                --------------------------
                                                    1997           1996
                                                ----------     -----------
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)        (UNAUDITED)

Revenues........................................$  104,695     $   77,311
Net income......................................     9,966          5,342

Net income per common share:
     Basic......................................      0.49           0.41
     Fully diluted..............................      0.48           0.41

In computing the pro forma results, depreciation, depletion and amortization expense was computed using the units of production method, and an adjustment was made to interest expense reflecting the bank debt that was required to fund the acquisition. The pro forma results does not reflect any increases in general and administrative expense.

                11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Denbury Management, Inc. issued debt securities during February 1998 which are fully and unconditionally guaranteed by Denbury Resources Inc. Denbury Holdings Ltd. was merged into Denbury Resources Inc. in December 1997 and is not a guarantor of the debt. Condensed consolidating financial information for Denbury Resources Inc. and Subsidiaries as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 is as follows:

                     DENBURY RESOURCES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS


                                                                         DECEMBER 31, 1998
                                                      -------------------------------------------------------
                                                        Denbury       Denbury                      Denbury
                                                       Management, Resources Inc.               Resources Inc.
AMOUNTS IN THOUSANDS                                  Inc. (Issuer) (Guarantor)    Eliminations  Consolidated
                                                      -----------   ------------   -----------   ------------
ASSETS
Current assets........................................$    23,900   $         34   $         -   $     23,934
Property and equipment (using full cost accounting)...    180,664              -             -        180,664
Investment in subsidiaries (equity method)............          -        (32,274)       32,274              -
Other assets..........................................      8,260              1             -          8,261
                                                      -----------   ------------   -----------   ------------
              Total assets............................$   212,824   $    (32,239)  $    32,274   $    212,859
                                                      ===========   ============   ===========   ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities...................................$    18,662   $         26   $         -   $     18,688
Long-term liabilities.................................    226,436              -             -        226,436
Shareholders'deficit..................................    (32,274)       (32,265)       32,274        (32,265)
                                                      -----------   ------------   -----------   ------------
     Total liabilities and shareholders' deficit..... $   212,824   $    (32,239)  $    32,274   $    212,859
                                                      ===========   ============   ===========   ============

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996


                                                                         DECEMBER 31, 1997
                                                      -------------------------------------------------------
                                                        Denbury       Denbury                      Denbury
                                                       Management, Resources Inc.               Resources Inc.
AMOUNTS IN THOUSANDS                                  Inc. (Issuer) (Guarantor)    Eliminations  Consolidated
                                                      -----------   ------------   -----------   ------------
ASSETS
Current assets........................................$    33,017   $        363   $         -   $     33,380
Property and equipment (using full cost accounting)...    408,832              -             -        408,832
Investment in subsidiaries (equity method)............          -        159,892      (159,892)             -
Other assets..........................................      5,234            102             -          5,336
                                                      -----------   ------------   -----------   ------------
              Total assets............................$   447,083   $    160,357   $  (159,892)  $    447,548
                                                      ===========   ============   ===========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities...................................$    30,554   $        134   $         -   $     30,688
Long-term liabilities.................................    256,637              -             -        256,637
Shareholders' equity..................................    159,892        160,223      (159,892)       160,223
                                                      -----------   ------------   -----------   ------------
         Total liabilities and shareholders' equity...$   447,083   $    160,357   $  (159,892)  $    447,548
                                                      ===========   ============   ===========   ============


                     DENBURY RESOURCES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         (in thousands of U.S. dollars)


                                                          YEAR ENDED DECEMBER 31, 1998
                                             -------------------------------------------------------
                                               Denbury        Denbury                     Denbury
                                             Management,    Resources Inc.             Resources Inc.
AMOUNTS IN THOUSANDS                         Inc. (Issuer)  (Guarantor)   Eliminations  Consolidated
                                             ------------   ------------  -----------   ------------
Revenues.....................................$     83,504   $          2  $         -   $     83,506
Expenses.....................................     386,094            177            -        386,271
                                             ------------   ------------  -----------   ------------
Loss before:                                     (302,590)          (175)           -       (302,765)
      Equity in net losses of subsidiaries...           -       (286,970)     286,970              -
                                             ------------   ------------  -----------   ------------
Loss before income taxes.....................    (302,590)      (287,145)     286,970       (302,765)
Income tax benefit...........................      15,620              -            -         15,620
                                             ------------   ------------  -----------   ------------
Net loss.....................................$   (286,970)  $   (287,145) $   286,970   $   (287,145)
                                             ============   ============  ===========   ============



                                                                  YEAR ENDED DECEMBER 31, 1997
                                             ----------------------------------------------------------------------
                                               Denbury                      Denbury                      Denbury
                                              Management,     Denbury    Resources Inc.              Resources Inc.
AMOUNTS IN THOUSANDS                         Inc. (Issuer) Holdings Ltd.  (Guarantor)   Eliminations  Consolidated
                                             ------------   -----------   ------------  -----------   -------------
Revenues.....................................$     86,451   $         -   $        150  $      (145)  $      86,456
Expenses.....................................      62,658             -            145         (145)         62,658
                                             ------------   -----------   ------------  -----------   -------------
Income before:                                     23,793             -              5            -          23,798
    Equity in net earnings of subsidiaries...           -        14,898         14,898      (29,796)              -
                                             ------------   -----------   ------------  -----------   -------------
Income before income taxes...................      23,793        14,898         14,903      (29,796)         23,798
Income tax provision.........................      (8,895)            -              -            -          (8,895)
                                             ------------   -----------   ------------  -----------   -------------
Net income...................................$     14,898   $    14,898   $     14,903  $   (29,796)  $      14,903
                                             ============   ===========   ============  ===========   =============

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996





                                                                  YEAR ENDED DECEMBER 31, 1996
                                             ----------------------------------------------------------------------
                                               Denbury                      Denbury                      Denbury
                                              Management,    Denbury     Resources Inc.              Resources Inc.
AMOUNTS IN THOUSANDS                         Inc. (Issuer) Holdings Ltd.  (Guarantor)   Eliminations  Consolidated
                                             ------------   -----------   ------------  -----------   -------------
Revenues.....................................$     53,631   $         -   $        179  $      (161)  $      53,649
Expenses.....................................      38,008             -          1,746         (161)         39,593
                                             ------------   -----------   ------------  -----------   -------------
Income (loss) before:                              15,623             -         (1,567)           -          14,056
     Equity in net earnings of subsidiaries..           -        10,311         10,311      (20,622)              -
                                             ------------   -----------   ------------  -----------   -------------
Income before income taxes...................      15,623        10,311          8,744      (20,622)         14,056
Income tax provision.........................      (5,312)            -              -            -          (5,312)
                                             ------------   -----------   ------------  -----------   -------------
Net income...................................$     10,311   $    10,311   $      8,744  $   (20,622)  $       8,744
                                             ============   ===========   ============  ===========   =============

              NOTE 12. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

Net proved oil and natural gas reserve estimates as of December 31, 1998, 1997 and 1996 were prepared by Netherland & Sewell, independent petroleum engineers located in Dallas, Texas. The reserves were prepared in accordance with guidelines established by the Securities and Exchange Commission and, accordingly, were based on existing economic and operating conditions. Oil and natural gas prices in effect as of the reserve report date were used without any escalation except in those instances where the sale is covered by contract, in which case the applicable contract prices including fixed and determinable escalations were used for the duration of the contract, and thereafter the last contract price was used (See "Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves" below for a discussion of the effect of the different prices on reserve quantities and values.) Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Moreover, the present values should not be construed as the current market value of the Company's oil and natural gas reserves or the costs that would be incurred to obtain equivalent reserves. All of the reserves are located in the United States.

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996


Estimated Quantities of Reserves

                                                                    YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------------------------
                                                     1998                    1997                     1996
                                            ----------------------  ----------------------   ----------------------
                                               Oil         Gas         Oil          Gas         Oil         Gas
                                             (MBbl)       (MMcf)      (MBbl)      (MMcf)      (MBbl)       (MMcf)
                                            ---------   ----------  ----------   ---------   ---------   ----------
BALANCE BEGINNING OF YEAR...................   52,018       77,191      15,052      74,102       6,292       48,116
   Revisions of previous estimates..........   (7,267)     (15,369)      3,398       1,098        (490)       3,737
   Revisions due to price changes...........  (14,921)        (990)     (1,525)       (317)      1,053          402
   Extensions, discoveries and other
         additions..........................      678        1,951       6,373      11,205       3,492        5,480
   Production...............................   (4,965)     (13,361)     (2,884)    (13,257)     (1,500)      (8,933)
   Acquisition of minerals in place.........    2,998           21      31,604       4,360       6,205       25,300
   Sales of minerals in place...............     (291)        (640)          -           -           -            -
                                            ---------   ----------  ----------   ---------   ---------   ----------
BALANCE AT END OF YEAR......................   28,250       48,803      52,018      77,191      15,052       74,102
                                            =========   ==========  ==========   =========   =========   ==========

PROVED DEVELOPED RESERVES:
   Balance at beginning of year.............   31,355       69,805      13,371      58,634       5,290       34,894
   Balance at end of year...................   20,357       44,995      31,355      69,805      13,371       58,634

          Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves

The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves ("Standardized Measure") does not purport to present the fair market value of the Company's oil and natural gas properties. An estimate of such value should consider, among other factors, anticipated future prices of oil and natural gas, the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.

Under the Standardized Measure, future cash inflows were estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. The product prices used in calculating these reserves has varied widely during the three year period. These prices have a significant impact on both the quantities and value of the proven reserves as the reduced oil price causes wells to reach the end of their economic life much sooner and also makes certain proved undeveloped locations uneconomical, both of which reduce the reserves. The low prices also indirectly affect reserve quantities and values as the Company may postpone or cancel repairs and upgrades on oil wells which result in steeper than expected declines.

The oil prices used in the December 31, 1996 reserve report were based on a West Texas Intermediate price of $23.39 per Bbl, with these representative prices adjusted by field to arrive at the appropriate corporate net price in accordance with the rules of the Securities and Exchange Commission. However, this price was reduced to $16.18 per Bbl at December 31, 1997 and further reduced to $9.50 as of December 31, 1998. The Company's average net realized oil prices used in the December 31, 1996, 1997 and 1998 reserve reports were $21.73, $14.43 and $7.37, respectively. The gas prices used in the reserve calculation also varied widely with a NYMEX Henry Hub price of $3.90 per MMBtu at December 31, 1996 and a price of $2.58 and $2.15 per MMBtu at December 31, 1997 and 1998, respectively.

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996


Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the Company's tax basis in the associated proved oil and natural gas properties. Tax credits and net operating loss carryforwards were also considered in the future income tax calculation. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.


                                                                                        DECEMBER 31,
                                                                        --------------------------------------------
AMOUNTS IN THOUSANDS                                                         1998           1997           1996
                                                                        --------------  -------------  -------------

Future cash inflows.................................................... $      317,148  $     957,718  $     627,476
Future production costs................................................       (112,521)      (285,968)      (134,986)
Future development costs...............................................        (23,887)       (68,287)       (28,722)
                                                                        --------------  -------------  -------------
Future net cash flows before taxes ....................................        180,740        603,463        463,768
     10% annual discount for estimated timing of cash flows............        (65,721)      (242,134)      (147,670)
                                                                        --------------  -------------  -------------
Discounted future net cash flows before taxes..........................        115,019        361,329        316,098
Discounted future income taxes.........................................              -        (26,021)       (74,226)
                                                                        --------------  -------------  -------------
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS............... $      115,019  $     335,308  $     241,872
                                                                        ==============  =============  =============

The  following  table sets  forth an  analysis  of  changes in the  Standardized
Measure of Discounted Future Net Cash Flows from proved oil and natural gas reserves:


                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------
AMOUNTS IN THOUSANDS                                                         1998             1997            1996
                                                                         -------------    -------------  --------------

BEGINNING OF YEAR......................................................  $     335,308    $     241,872  $       81,164
Sales of oil and natural gas produced, net of production costs.........        (52,721)         (63,115)        (39,385)
Net changes in sales prices............................................       (198,836)        (132,905)        116,587
Extensions and discoveries, less applicable future  development
   and production costs................................................          6,605           75,632          34,113
Previously estimated development costs incurred........................         30,742           10,088           5,278
Revisions of previous estimates, including revised estimates of
   development costs, reserves and rates of production.................        (76,532)             264           7,747
Accretion of discount..................................................         33,531           24,187           8,116
Purchase of minerals in place..........................................         12,869          131,080          86,677
Sales of minerals in place.............................................         (1,968)               -               -
Net change in income taxes.............................................         26,021           48,205         (58,425)
                                                                         -------------    -------------  --------------
END OF YEAR............................................................  $     115,019    $     335,308  $      241,872
                                                                         =============    =============  ==============

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

                         UNAUDITED QUARTERLY INFORMATION

The following table presents unaudited summary financial information on a quarterly basis for 1998 and 1997.


IN THOUSANDS EXCEPT PER SHARE AMOUNTS                MARCH 31         JUNE 30         SEPT. 30       DECEMBER 31
----------------------------------------------- ------------------------------------------------------------------
1998
----
Revenues                                           $      25,555   $     22,883     $     19,599   $       15,469
Expenses                                                  26,608        195,067           22,022          142,574
Net loss                                                    (608)      (121,939)(c)       (2,423)        (162,103)(c)
Net loss per share: (a)
     Basic                                                 (0.03)         (4.57)           (0.09)           (6.05)
     Fully diluted                                         (0.03)         (4.57)           (0.09)           (6.05)
Cash flow from operations (b)                             11,455          9,052            6,817            2,772
Cash flow used for investing activities                   26,689         50,120           17,781            9,207
Cash flow provided by financing activities                14,826         30,906           20,501           10,002

1997
----
Revenues                                           $      21,653   $     19,015     $     20,401   $       25,387
Expenses                                                  13,375         15,512           15,304           18,467
Net income                                                 5,215          2,207            3,211            4,270
Net income per share:
     Basic                                                  0.26           0.11             0.16             0.21
     Fully diluted                                          0.24           0.11             0.15             0.20
Cash flow from operations (b)                             14,922         12,001           13,243           16,441
Cash flow used for investing activities                   15,572         21,427           35,012          235,548
Cash flow provided by financing activities                   436          1,030           20,752          218,897

(a) Due to the significant variances between quarters in net income and average shares outstanding, the combined quarterly loss per share does not equal the reported loss per share for 1998.
(b) Exclusive of the net change in non-cash working capital balances.
(c) Includes full cost ceiling writedown of oil and natural gas properties of $165 million and $115 million for the quarters ended June 30, 1998 and December 31, 1998, respectively.

                          Common Stock Trading Summary

The following table summarizes the high and low last reported sales prices on days in which there were trades of the Common Shares on The New York Stock Exchange ("NYSE"), NASDAQ and on The Toronto Stock Exchange ("TSE") (as reported by such exchange) for each quarterly period for the last two fiscal years. The trades on the NYSE / NASDAQ are reported in U.S. dollars and the TSE trades are reported in Canadian dollars. The Company's Common Shares were listed on NASDAQ from August 25, 1995 to May 8, 1997. The Common Shares have been listed on the NYSE since May 8, 1997.

As of February 1, 1999, to the best of the Company's knowledge, the Common Shares were held of record by approximately 1,300 holders, of which approximately 300 were U.S. residents holding approximately 80% of the outstanding Common Shares of the Company.

No Common Share dividends have been paid or are anticipated to be paid. (See also Note 6 to the Consolidated Financial Statements.)

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996



                                                                NYSE/NASDAQ (U.S. $)                TSE (CDN $)
                                                                HIGH            LOW             HIGH            LOW
--------------------------------------------------------------------------------------------------------------------
1998
----
First quarter                                                   20.63          16.13            29.00          23.00
Second quarter                                                  17.75          12.75            25.00          18.50
Third quarter                                                   13.50           6.00            19.90           8.75
Fourth quarter                                                   8.50           3.50            13.10           5.40
--------------------------------------------------------------------------------------------------------------------
              1998 annual                                       20.63           3.50            29.00           5.40
--------------------------------------------------------------------------------------------------------------------
1997
----
First quarter                                                   16.00          12.00            21.75          16.40
Second quarter                                                  17.63          13.13            24.50          18.00
Third quarter                                                   23.75          16.13            33.00          22.20
Fourth quarter                                                  24.63          17.88            33.50          25.50
--------------------------------------------------------------------------------------------------------------------
              1997 annual                                       24.63          12.00            33.50          16.40
--------------------------------------------------------------------------------------------------------------------

________________________________________________________________________________


    COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 1 to the consolidated financial statements. Our report to the shareholders dated February 19, 1999 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

Deloitte & Touche LLP

Chartered Accountants
Calgary, Alberta
February 19, 1999

INDEPENDENT AUDITORS' REPORT


To the Shareholders of Denbury Resources Inc.


We have audited the financial statements of Denbury Resources Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 19, 1999, such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Denbury Resources Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP


Chartered Accountants
Calgary, Alberta
February 19, 1999







Note: See separate comments by auditors for U.S. Readers on Canada - U.S. Reporting Difference on page F-35.

           Schedule 1 - Condensed Financial Information of Registrant

                             DENBURY RESOURCES INC.

                          UNCONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands of U.S. dollars)


                                                                                           DECEMBER 31,
                                                                               ------------------------------------
                                                                                   1998                   1997
                                                                               -------------          -------------
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents...............................................    $          20          $         354
   Trade and other receivables.............................................               14                      9
                                                                               -------------          -------------
              Total current assets   ......................................               34                    363
                                                                               -------------          -------------


INVESTMENT IN SUBSIDIARIES (EQUITY METHOD).................................          (32,274)               159,892

OTHER ASSETS...............................................................                1                    102
                                                                               -------------          -------------

              TOTAL ASSETS.................................................    $     (32,239)         $     160,357
                                                                               =============          =============

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities................................    $          26          $         134

SHAREHOLDERS' EQUITY (DEFICIT)
   Common shares, no par value
       unlimited shares authorized;
       outstanding - 26,801,680 shares at December 31, 1998
       and 20,388,683 shares at December 31, 1997..........................          227,796                133,139
    Retained earnings (accumulated deficit)................................         (260,061)                27,084
                                                                               -------------          -------------
              Total shareholders' equity (deficit).........................          (32,265)               160,223
                                                                               -------------          -------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)....................    $     (32,239)         $     160,357
                                                                               =============          =============




                   See Notes to Condensed Financial Statements

           Schedule 1 - Condensed Financial Information of Registrant

                             DENBURY RESOURCES INC.

                     UNCONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                                 (U.S. dollars)


                                                                           YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                                 1998                 1997              1996
                                                            --------------       --------------    --------------

REVENUES
     Interest income and other..........................    $            2       $          150    $          179
                                                            --------------       --------------    --------------

EXPENSES
     General and administrative.........................               177                  145               161
     Interest...........................................                 -                    -               304
     Imputed preferred dividends........................                 -                    -             1,281
                                                            --------------       --------------    --------------
           Total expenses...............................               177                  145             1,746
                                                            --------------       --------------    --------------

Income (loss) before the following:.....................              (175)                   5            (1,567)

      Equity in net earnings (losses) of subsidiaries...          (286,970)              14,898            10,311
                                                            --------------       --------------    --------------

Income (loss) before income taxes.......................          (287,145)              14,903             8,744
Provision for federal income taxes......................                 -                    -                 -
                                                            --------------       --------------    --------------

NET INCOME (LOSS).......................................    $     (287,145)      $       14,903    $        8,744
                                                            ==============       ==============    ==============

NET INCOME (LOSS) PER COMMON SHARE
     Basic..............................................    $      (11.08)       $         0.74    $         0.67
     Fully diluted......................................           (11.08)                 0.70              0.62

Average number of common shares outstanding.............            25,926               20,224            13,104
                                                            ==============       ==============     =============





                   See Notes to Condensed Financial Statements

           Schedule 1 - Condensed Financial Information of Registrant

                             DENBURY RESOURCES INC.

                     UNCONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in thousands of U.S. dollars)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                --------------------------------------------
                                                                                    1998            1997           1996
                                                                                -------------    -----------   -------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss).........................................................   $    (287,145)   $    14,903   $       8,744
   Adjustments needed to reconcile to net cash flow provided by operations:
         Imputed preferred dividend..........................................               -              -           1,281
         Other...............................................................             101           (163)            114
         Equity in net (earnings) losses of subsidiaries.....................         286,970        (14,898)        (10,311)
                                                                                -------------    -----------   -------------
                                                                                          (74)          (158)           (172)
   Changes in working capital items relating to operations:
         Trade and other receivables.........................................              (5)            (3)              -
         Accounts payable and accrued liabilities............................            (108)            35              90
                                                                                -------------    -----------   -------------

NET CASH FLOW USED BY OPERATIONS.............................................            (187)          (126)            (82)
                                                                                -------------    -----------   -------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Investments in subsidiaries...............................................         (94,804)        (2,510)        (60,316)
   Net purchases of other assets.............................................               -           (100)              -
                                                                                -------------    -----------   -------------

NET CASH USED FOR INVESTING ACTIVITIES.......................................         (94,804)        (2,610)        (60,316)
                                                                                -------------    -----------   -------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Issuance of common stock..................................................          94,657          2,816          60,664
                                                                                -------------    -----------   -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES....................................          94,657          2,816          60,664
                                                                                -------------    -----------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS....................................            (334)            80             266

Cash and cash equivalents at beginning of year...............................             354            274               8
                                                                                -------------    -----------   -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR.....................................   $          20    $       354   $         274
                                                                                =============    ===========   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest....................................   $           -    $         -   $         277

                   See Notes to Condensed Financial Statements

                             DENBURY RESOURCES INC.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation and Financing Requirements

   The condensed financial statements have been presented using accounting principles applicable to a going concern, which assumes that the Company will continue operations in the foreseeable future and be able to realize assets and satisfy liabilities in the normal course of business. As of December 31, 1998, the current value of the reserves of the Company's subsidiary, using the unescalated 1998 year-end oil and natural gas prices and costs, are insufficient to repay the subsidiary's senior bank loan, the 9% Senior Subordinated Notes due 2008 and the related interest costs, for all of which the Company is a guarantor, which casts doubt upon the validity of the going concern assumption.

   The Company's ability to continue as a going concern is dependent upon the completion of the sale of stock to the Texas Pacific Group ("TPG") as described in Note 6 to the Consolidated Financial Statements and related notes of Denbury Resources Inc. and Subsidiaries and / or an increase in oil and natural gas prices. If this proposed sale of stock does not close and / or oil and natural gas prices do not increase to enable the repayment of the debt and interest costs, the Company's subsidiary will be in default of covenants of its bank credit agreement.

   If the going concern assumption were not appropriate for these financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported net loss and the balance sheet classifications.

Note 2. Accounting Policies

   Consolidation - The financial statements of Denbury Resources Inc. have been prepared in accordance with Canadian generally accepted accounting principles and reflect the investment in subsidiaries using the equity method.

   Income Taxes - No provision for income taxes has been made in the Statement of Operations because the Company has losses for Canadian tax purposes.

Note 3. Consolidated Financial Statements

     Reference is made to the Consolidated Financial Statements and related notes of Denbury Resources Inc. and Subsidiaries for additional information.

Note 4. Debt and Guarantees

     Information on the long-term debt of Denbury Resources Inc. is disclosed in
Note 4 to the Consolidated Financial Statements. Denbury Resources Inc. has guaranteed the subsidiaries' bank credit line.

Note 5. Dividends Received

     Subsidiaries' of Denbury Resources Inc. do not make formal cash dividend declarations and distributions to the parent and are currently restricted from doing so under the subsidiaries bank loan agreement.

________________________________________________________________________________




    COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 1 to the financial statements. Our report to the shareholders dated February 19, 1999 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

Deloitte & Touche LLP

Chartered Accountants
Calgary, Alberta
February 19, 1999

                         EXHIBIT INDEX
                         -------------


Exhibit No.              Exhibit
-----------              -------


         10(m)* Fourth Amendment to First Restated Credit Agreement, by and among Denbury Management, as borrower, Denbury Resources Inc., as guarantor, NationsBank of Texas, N.A., as administrative agent, and NationsBank of Texas, N.A., as bank, entered into as of February 19, 1999.

          11*            Statement re-computation of per share earnings.

          12*            Statement of Ratio of Earnings to Fixed Charges.

          23*            Consent of Deloitte & Touche LLP

          27*            Financial Data Schedule.




* Filed herewith.