Form 10-K/A
period 1998-12-31
DENBURY RESOURCES INC
filed 1999-03-19
CIK 945764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       to
                                    FORM 10-K
 (Mark One)
 |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

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

                             Denbury Resources Inc.

                              INDEX TO FORM 10-K/A

     The undersigned registrant hereby amends and restates the following items of its Annual Report on Form 10-K for the year ended December 31, 1998 as set forth in the pages attached hereto:

Item                                                                        Page
----                                                                        ----

                                     PART II

6.                Selected Financial Data.....................................16
7.                Management's Discussion and Analysis of Financial
                           Condition and Results of Operations................17
8.                Financial Statements and Supplementary Data.................32
                           Index to Financial Statements and Schedules.......F-1

                                     PART II


Item 6.  Selected Financial Data
--------------------------------

       The following table sets forth five years of selected financial data:


                                                                           Year Ended December 31,
                                                     -----------------------------------------------------------------
Amounts in thousands unless noted                        1998          1997          1996         1995         1994
----------------------------------------------------------------------------------------------------------------------
Operating Data:
---------------
Production (daily)
     Oil (Bbls)......................................      13,603        7,902         4,099        1,995        1,340
     Gas (Mcf).......................................      36,605       36,319        24,406       13,271        9,113
     BOE (6:1).......................................      19,704       13,955         8,167        4,207        2,858
Revenue (net of royalties)
     Oil sales.......................................   $  51,080    $  49,748    $   28,475   $   10,852   $    6,767
     Gas sales.......................................      30,803       35,585        24,405        9,180        5,925
----------------------------------------------------------------------------------------------------------------------
          Total......................................   $  81,883    $  85,333    $   52,880   $   20,032   $   12,692
----------------------------------------------------------------------------------------------------------------------
Unit sales price
     Oil (per Bbl)...................................   $   10.29    $   17.25    $    18.98   $    14.90   $    13.84
     Gas (per Mcf)...................................        2.31         2.68          2.73         1.90         1.78
Net income (loss)....................................   $(287,145)   $  14,903    $    8,744   $      714   $      116
Income (loss) per share:
     Basic...........................................   $  (11.08)   $    0.74    $     0.67   $     0.10   $     0.19
     Fully diluted...................................      (11.08)        0.70          0.62         0.10         0.19
Average common shares outstanding....................      25,926       20,224        13,104        6,870        6,240

Cash Flow Data:
---------------
Cash flow from operations............................   $  20,285    $  62,317    $   35,185   $    6,753   $    6,917
Cash flow from operations excluding the changes
     in working capital items (1)....................      30,096       56,607        34,140        9,394        6,185
Cash flow used for investing activities .............     103,797      307,559        88,374       29,084       17,025
Cash flow provided by financing activities...........      76,235      241,115        60,089       28,172        9,108

Balance Sheet Data:
-------------------
Total assets.........................................   $ 212,859    $ 447,548    $  166,505   $   77,641   $   48,964
Long-term liabilities................................     226,436      256,637         7,481        5,077       17,768
Shareholders' equity (deficit) and
      preferred stock................................     (32,265)     160,223       142,504       68,501       25,962

Per BOE data (6:1)
------------------
     Revenue.........................................   $   11.38    $   16.75    $    17.69   $    13.05   $    12.17
     Production expenses.............................       (4.05)       (4.36)        (4.51)       (4.42)       (4.13)
----------------------------------------------------------------------------------------------------------------------
     Production netback..............................        7.33        12.39         13.18         8.63         8.04
     General and administrative expenses.............       (1.02)       (1.30)        (1.50)       (1.25)       (1.12)
     Interest expenses...............................       (2.13)        0.02         (0.26)       (1.26)       (0.99)
----------------------------------------------------------------------------------------------------------------------
Cash flow                                               $    4.18    $   11.11    $    11.42   $     6.12   $     5.93
----------------------------------------------------------------------------------------------------------------------

(1) The Company has included information concerning cash flow before the net change in non-cash working capital balances because it believes that this amount is used by certain investors, particularly in the oil and gas industry, as one measure of an issuer's historical ability to service its debt. This should not be considered in isolation or as a substitute for cash flow from operations prepared in accordance with generally accepted accounting principles.


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


     As of December 31, 1998, the current net present value (using the year-end oil and natural gas prices) of the Company's reserves are insufficient to repay the senior bank loan, the 9% Senior Subordinated Notes due 2008 and the related interest costs, which casts substantial doubt upon the ability to continue operation in the foreseeable future and to be able to realize assets and satisfy liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon the completion of the sale of stock to TPG (see "Proposed $100 Million Sale of Shares to TPG") or an increase in oil and natural gas prices. Although the Company believes, based upon all the factors known to management at this time, that the stock sale will be approved by shareholders and thus will occur, if this proposed sale of stock does not close or oil and natural gas prices do not increase to enable the repayment of the debt and interest costs, the Company will be in default of its bank credit agreement. If this default were to cause its banks to significantly reduce the borrowing base under its credit agreement or accelerate the loan, the Company would not have sufficient liquid assets to immediately repay or substantially reduce the loan. In this event, the Company would attempt to negotiate an accommodation with the bank, which cannot be assured, and might be required to sell some of its properties to repay the loan. If the borrowing base is not reduced and the loan is not accelerated and based on current product prices and production levels, the Company believes it would have sufficient cash flow from operations to meet its obligations and continue operations during 1999, provided that the Company further reduces its capital expenditures to a level equal to cash flow; however, this reduction in expenditures makes it unlikely that the Company would be able to maintain positive cash flow beyond 1999, as production would be expected to decline over time. If the Company were unable to continue as a going concern, then significant adjustments would be necessary to the Company's financial statements to properly reflect a need to liquidate assets in order to repay debt, to reflect all debt as current and other potential adjustments due to the changes in operations.


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


                                               DENBURY RESOURCES INC.
                                              DENBURY MANAGEMENT, INC.

March 18, 1999                                    /s/ Phil Rykhoek
                                ------------------------------------------------
                                                    Phil Rykhoek
                                       Chief Financial Officer and Secretary

March 18, 1999                                  /s/ Bobby J. Bishop
                                ------------------------------------------------
                                                  Bobby J. Bishop
                                      Chief Accounting Officer and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each respective company and in the capacities and on the dates indicated.


March 18, 1999                                  /s/ Ronald G. Greene
                                ------------------------------------------------
                                                  Ronald G. Greene
                                         Chairman of the Board and Director
                                               Denbury Resources Inc.

March 18, 1999                                  /s/ Gareth Roberts
                                ------------------------------------------------
                                                   Gareth Roberts
                                      Director, President and Chief Executive
                                                      Officer
                                           (Principal Executive Officer)
                                               Denbury Resources Inc.

March 18, 1999                                  /s/ Phil Rykhoek
                                ------------------------------------------------
                                                    Phil Rykhoek
                                       Chief Financial Officer and Secretary
                                           (Principal Financial Officer)
                                               Denbury Resources Inc.

March 18, 1999                                 /s/ Bobby J. Bishop
                                ------------------------------------------------
                                                  Bobby J. Bishop
                                      Chief Accounting Officer and Controller
                                           (Principal Accounting Officer)
                                               Denbury Resources Inc.

March 18, 1999                                 /s/ Wilmot L. Matthews
                                ------------------------------------------------
                                                 Wilmot L. Matthews
                                                      Director
                                               Denbury Resources Inc.

March 18, 1999                                /s/ Wieland F. Wettstein
                                ------------------------------------------------
                                                Wieland F. Wettstein
                                                      Director
                                               Denbury Resources Inc.

March 18, 1999                                  /s/ Gareth Roberts
                                ------------------------------------------------
                                                  Gareth Roberts
                                      Director, President and Chief Executive
                                                      Officer
                                           (Principal Executive Officer)
                                             Denbury Management, Inc.

March 8, 1999                                   /s/ Phil Rykhoek
                                ------------------------------------------------
                                                   Phil Rykhoek
                                       Director, Chief Financial Officer and
                                                     Secretary
                                           (Principal Financial Officer)
                                             Denbury Management, Inc.

March 18, 1999                                  /s/ Bobby J. Bishop
                                ------------------------------------------------
                                                  Bobby J. Bishop
                                      Chief Accounting Officer and Controller
                                          (Principal Accounting Officer)
                                             Denbury Management, Inc.

March 18, 1999                                   /s/ Mark Worthey
                                ------------------------------------------------
                                                   Mark Worthey
                                      Director and Vice President, Operations
                                             Denbury Management, Inc.

                             DENBURY RESOURCES INC.

                          INDEX TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



FINANCIAL STATEMENTS

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






FINANCIAL STATEMENT SCHEDULES OMITTED

     The financial statement schedules are omitted because they are not required to be filed in this amendment or because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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
                                                   =============   ===========  ================  =============








                 See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

            NOTE 1. BASIS OF PRESENTATION AND FINANCING REQUIREMENTS

The consolidated financial statements have been presented using accounting principles applicable to a going concern, which assumes that the Company will continue operations in the foreseeable future and be able to realize assets and satisfy liabilities in the normal course of business. As of December 31, 1998, the current value of the Company's reserves, using the unescalated 1998 year-end oil and natural gas prices and costs, are insufficient to repay the senior bank loan, the 9% Senior Subordinated Notes due 2008 and the related interest costs, which casts substantial doubt upon the validity of the going concern assumption.


The Company's ability to continue as a going concern is dependent upon the completion of the sale of stock to the Texas Pacific Group ("TPG") as described in Note 6 or an increase in oil and natural gas prices. Although the Company believes, based upon all the factors known to management at this time, that the stock sale will be approved by shareholders and thus will occur, if this proposed sale of stock does not close or oil and natural gas prices do not increase to enable the repayment of the debt and interest costs, the Company will be in default of covenants of its bank credit agreement. If this default were to cause its banks to significantly reduce the borrowing base under its credit agreement or accelerate the loan, the Company would not have sufficient liquid assets to immediately repay or substantially reduce the loan. In this event, the Company would attempt to negotiate an accommodation with the bank, which cannot be assured, and might be required to sell some of its properties to repay the loan. If the borrowing base is not reduced and the loan is not accelerated and based on current product prices and production levels, the Company believes it would have sufficient cash flow from operations to meet its obligations and continue operations during 1999, provided that the Company further reduces its capital expenditures to a level equal to cash flow; however, this reduction in expenditures makes it unlikely that the Company would be able to maintain positive cash flow beyond 1999, as production would be expected to decline over time.


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

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

                         NOTE 3. PROPERTY AND EQUIPMENT

       Unevaluated Oil and Natural Gas Properties Excluded From Depletion

Under full cost accounting, the Company may exclude certain unevaluated costs from the amortization base pending determination of whether proved reserves have been discovered or impairment has occurred. A summary of the unevaluated properties excluded from oil and natural gas properties being amortized at December 31, 1998 and 1997 and the year in which they were incurred follows:


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


The Company expects to close this stock sale in April 1999 and plans to pursue acquisitions with funds made available under its bank credit facility as a result of the sale. Although the Company believes, based upon all the factors known to management at this time, that the stock sale will be approved by shareholders and thus will occur, if this proposed sale of stock does not close by June 16, 1999, the Company will be in default of its bank credit agreement.


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