Form 10-Q
period 1999-03-31
DENBURY RESOURCES INC
filed 1999-05-11
CIK 945764

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
                             ----------------------

(Mark One)
    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 33-93722
                           ---------------------------

                             DENBURY RESOURCES INC.
             (Exact name of Registrant as specified in its charter)


        Delaware                                     75-2815171
    (State or other                               (I.R.S. Employer
    jurisdiction of                             Identification No.)
    incorporation or
     organization)

 5100 Tennyson Parkway
       Suite 3000                                      75024
       Plano, TX                                     (Zip code)
 (Address of principal
   executive offices)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at April 30, 1999

  Common Stock, $.001 par value                          45,434,926

                             DENBURY RESOURCES INC.

                                      INDEX


Part I.  Financial Information
                                                                           Page

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets at March 31, 1999 (Unaudited)
          and December 31, 1998                                            3

      Condensed Consolidated Statements of Operations for the three months
          ended March 31, 1999 and 1998 (Unaudited)                        4

      Condensed Consolidated Statements of Cash Flows for the three months
          ended March 31, 1999 and 1998 (Unaudited)                        5

      Notes to Condensed Consolidated Financial Statements                 6-8

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   9-20

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk     20


 Part II.  Other Information

   Item 2.  Change in Securities and Use of Proceeds                       21

   Item 4.  Submission of Matters to a Vote of Security Holders            21

   Item 6.  Exhibits and Reports on Form 8-K                               22

   Signatures                                                              23

                             DENBURY RESOURCES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands of U.S. Dollars and in U.S. GAAP)


                                                        March 31,   December 31,
                                                          1999          1998
                                                        ---------    ---------
                                                        (Unaudited)
                               Assets
Current assets
   Cash and cash equivalents                           $   7,063    $    2,049
   Accrued production receivable                           7,155         5,495
   Trade and other receivables                            11,294        16,390
                                                       ---------    ----------
      Total current assets                                25,512        23,934
                                                       ---------    ----------
Property and equipment (using full cost accounting)
   Oil and gas properties                                531,654       508,571
   Unevaluated oil and gas properties                     49,040        65,645
   Less accumulated depreciation and depletion          (398,660)     (393,552)
                                                       ---------    ----------
      Net property and equipment                         182,034       180,664
                                                       ---------    ----------
Other assets                                               8,835         8,261
                                                       ---------    ----------
           Total assets                                $ 216,381    $  212,859
                                                       =========    ==========

               Liabilities and Stockholders' Deficit

Current liabilities
   Accounts payable and accrued liabilities            $   9,503    $   13,570
   Oil and gas production payable                          6,028         5,118
                                                       ---------    ----------
      Total current liabilities                           15,531        18,688
                                                       ---------    ----------

Long-term liabilities
   Long-term debt                                        234,630       225,000
   Provision for site reclamation costs                    1,513         1,436
                                                       ---------    ----------
      Total long-term liabilities                        236,143       226,436
                                                       ---------    ----------
Stockholders' deficit
   Preferred  stock,  $.001 par  value,  25,000,000
     shares authorized; none issued and outstanding        -             -
   Common  stock, $.001 par value, 100,000,000
     shares authorized; 26,801,680 shares issued
     and outstanding at March 31, 1999 and
     December 31, 1998                                        27            27
   Paid-in capital in excess of par                      227,769       227,769
   Accumulated deficit                                  (263,089)     (260,061)
                                                       ---------    ----------
      Total stockholders' deficit                        (35,293)      (32,265)
                                                       ---------    ----------
      Total liabilities and stockholders' deficit      $ 216,381    $  212,859
                                                       =========    ==========



   (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                   (Unaudited - U.S. dollars and in U.S. GAAP)


                                               Three Months Ended
                                                    March 31,
                                            -------------------------
                                              1999             1998
                                            ---------       ---------
Revenues
     Oil, gas and related product sales     $  14,703       $  25,188
     Interest and other income                    361             367
                                            ---------       ---------
           Total revenues                      15,064          25,555
                                            ---------       ---------
Expenses
     Production                                 5,855           7,854
     General and administrative                 1,890           1,776
     Interest                                   4,858           4,391
     Depletion and depreciation                 5,335          12,387
     Franchise taxes                              154             200
                                            ---------       ---------
            Total expenses                     18,092          26,608
                                            ---------       ---------
Loss before income taxes                       (3,028)         (1,053)
Income tax benefit                                  -             373
                                            ---------       ---------
Net loss                                    $  (3,028)      $    (680)
                                            =========       =========
Net loss per common share
      Basic                                 $   (0.11)      $   (0.03)
      Diluted                                   (0.11)          (0.03)


Average number of common shares outstanding    26,802          23,425
                                            =========       =========





   (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
             (Amounts in thousands of U.S. dollars and in U.S. GAAP)
                                   (Unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1999          1998
                                                         ---------    ---------
Cash flow from operating activities:
   Net loss                                              $  (3,028)   $    (680)
   Adjustments needed to reconcile to net
     cash flow provided by operations:
       Depreciation, depletion and amortization              5,335       12,387
       Deferred income taxes                                     -         (373)
       Other                                                   190          121
                                                          ---------    ---------
                                                             2,497       11,455
   Changes in working capital items relating to operations:
       Accrued production receivable                        (1,660)      (1,593)
       Trade and other receivables                           5,096        2,077
       Accounts payable and accrued liabilities             (4,067)      (6,965)
       Oil and gas production payable                          910        1,371
                                                         ---------    ---------
Net cash flow provided by operations                         2,776        6,345
                                                         ---------    ---------
Cash flow from investing activities:
       Oil and natural gas expenditures                     (4,678)     (26,163)
       Acquisition of oil and natural gas properties        (1,800)        (247)
       Net purchases of other assets                          (439)        (279)
                                                         ---------     --------
Net cash used for investing activities                      (6,917)     (26,689)
                                                         ---------    ---------
Cash flow from financing activities:
   Bank repayments                                               -     (200,000)
   Bank borrowings                                           9,630            -
   Issuance of senior subordinated debt                          -      125,000
   Issuance of common stock                                      -       93,345
   Costs of debt financing                                    (475)      (3,518)
   Other                                                         -           (1)
                                                         ---------    ---------
Net cash provided by financing activities                    9,155       14,826
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents         5,014       (5,518)

Cash and cash equivalents at beginning of period             2,049        9,326
                                                         ---------    ---------
Cash and cash equivalents at end of period               $   7,063    $   3,808
                                                         =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the quarter for interest             $   8,183    $   3,225


   (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. ACCOUNTING POLICIES

Interim Financial Statements

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998. Any capitalized terms used but not defined in these Notes to Consolidated Financial Statements have the same meaning given to them in the Form 10-K.

     Accounting measurements at interim dates inherently involve greater reliance on estimates then at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury Resources Inc. (the "Company" or "Denbury"), the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of March 31, 1999 and the consolidated results of its operations and cash flow for the three months ended March 31, 1999 and 1998.

Net Income and Loss per Common Share

     Basic net income or loss per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding. In accordance with generally accepted accounting principles ("GAAP"), the stock options and warrants would be included in the calculation of diluted earnings per share but were anti-dilutive to the calculations of diluted losses per share.

2. NOTES PAYABLE AND LONG-TERM INDEBTEDNESS

                                                        March 31,   December 31,
                                                          1999         1998
                                                        --------     ---------
                                                        (Amounts in thousands)
                                                       (Unaudited)
Senior bank loan                                        $109,630     $ 100,000
9% Senior Subordinated Notes due 2008                    125,000       125,000
                                                        --------     ---------
          Total long-term debt                          $234,630     $ 225,000
                                                        ========     =========

3. CHANGE TO UNITED STATES GAAP; DIFFERENCES IN GAAP BETWEEN UNITED STATES AND CANADA

     In April 1999, the Company moved its corporate domicile from Canada to the United States as a Delaware corporation (see Note 4). As a result of this move, the consolidated financial statements have been prepared in accordance with United States GAAP rather than Canadian GAAP. For the periods presented herein, there are not any differences between United States and Canadian GAAP. Historically, the Company has had differences between the two accounting methods in the areas of diluted earnings per share, the handling of losses on the early extinguishment of debt and the guidelines regarding full cost ceiling tests.

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.  1999 SALE OF EQUITY AND MOVE OF DOMICILE

     At a special meeting of the stockholders held on April 20, 1999, the stockholders approved (i) a move of the Corporate's domicile from Canada to the United States as a Delaware corporation, (ii) the sale of 18,552,876 common shares to an affiliate of the Texas Pacific Group ("TPG") for $100 million or $5.39 per share, and (iii) increases in the number of shares available for issuance under the Company's stock purchase and stock option plans. The move of domicile was completed on April 21, 1999 and along with the move, the Company's wholly-owned subsidiary, Denbury Management Inc. ("DMI"), was merged into the new Delaware parent company, Denbury Resources Inc. This move of domicile did not have any effect on the operations and assets of the Company and as part of the move and merger, Denbury Resources Inc. expressly assumed any and all liabilities of its subsidiary, DMI, including the obligation for the 9% Senior Subordinated Notes due 2008 and the outstanding bank credit facility. The financial statements and notes herein have been modified to reflect the capital structure of the Company after the move of domicile even though this transaction occurred after the balance sheet date.

     The transaction with TPG was also completed on April 21, 1999. As a result of the equity transaction, TPG's ownership of the outstanding common stock of the Company increased from 32% to 60%. The Company intends to use the proceeds from the equity sale for acquisitions, although in the interim, the funds were used to reduce the outstanding bank debt to $9.6 million.

     The   following   table  sets  forth  as  of  March  31,  1999  the  actual
capitalization of Denbury, and the pro forma capitalization of Denbury as adjusted to give effect to the TPG purchase transaction and the use of the net proceeds from that sale (estimated at $98.5 million after expenses) to reduce bank debt. This table excludes 3,526,163 outstanding stock options as of March 31, 1999 exercisable at various prices ranging from $4.24 to $22.24 per share with a weighted average price of approximately $8.93, of which 604,488 were currently exercisable, and 75,000 common shares reserved for issuance upon exercise of common share purchase warrants.

                                                        As of March 31, 1999
                                                       -----------------------
                                                                    As Adjusted
                                                        Company     for the TPG
                                                       Historical    Purchase
                                                       ----------    ---------
                                                           (in thousands)
Cash and cash equivalents............................. $    7,063    $   5,563
                                                       ==========    =========
Short-term debt:
   Credit Facility.................................... $   -         $    -
                                                       ----------    ---------
Long-term debt:
   Credit Facility....................................    109,630        9,630
   9% Senior Subordinated Notes due 2008..............    125,000      125,000
                                                       ----------    ---------
         Total long-term debt.........................    234,630      134,630
                                                       ----------    ---------
Stockholders' equity (deficit):
   Common stock, $.001 par value; 100,000,000 shares
     authorized; 26,801,680 issued and outstanding;
     45,354,556 issued and outstanding as
     adjusted for the TPG purchase....................         27           45
   Paid-in capital in excess of par...................    227,769      326,251
   Accumulated deficit................................   (263,089)    (263,089)
                                                       ----------    ---------
      Total stockholders' equity (deficit)............    (35,293)      63,207
                                                       ----------    ---------
          Total capitalization........................ $  199,337    $ 197,837
                                                       ==========    =========

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

5.  PRODUCT PRICE HEDGING CONTRACTS

     During June and July 1998, the Company entered into two no-cost financial contracts ("collars") to hedge a total of 40 million cubic feet of natural gas per day ("MMcf/d"). The first natural gas contract for 35 MMcf/d covers the period from July 1998 to June 1999 and has a floor price of $1.90 per million British Thermal Units ("MMBtu") and a ceiling price of $2.96 per MMBtu. The second natural gas contract for five MMcf/d covers the period from September 1998 to August 1999 and has a floor price of $1.90 per MMBtu and a ceiling price of $2.89 per MMBtu. During December 1998, the Company extended these natural gas hedges through December 2000 by entering into an additional no-cost collar with a floor price of $1.90 per MMBtu and a ceiling price of $2.58 per MMBtu for the period of July 1999 through December 2000. This contract hedges 25 MMcf/d for the months of July and August 1999 and 30 MMcf/d for each month thereafter. The Company collected $539,000 on these financial contracts during the first quarter of 1999. These three contracts cover over 100% of the Company's current net natural gas production. Based on the futures market prices at March 31, 1999, the Company would not receive or pay any material amounts under these commodity contracts even though they covered more than the Company's production because the futures market prices at March 31, 1999 were within the contract collars.

     During the fourth quarter of 1998, the Company also modified certain of its oil sales contracts. The new contracts, which are generally for a period of eighteen months, provide that approximately 45% of the Company's oil production as of January 31, 1999, has a price floor of between $8.00 and $10.00 per Bbl. This equates to a NYMEX oil price of between $15.00 and $16.00 per Bbl. As compensation for the price floors, the contracts provide that the premiums received on the posted prices decrease as oil prices rise.

     During March and April, 1999, the Company entered into two no-cost financial contracts to hedge a portion of its oil production. The first contract was a fixed price swap for 3,000 Bbls/d for the period of April through December, 1999 at a price of $14.24 per Bbl. The second contract was a collar to hedge 3,000 Bbls/d for the period of May, 1999 through December, 2000 with a floor price of $14.00 per Bbl and a ceiling price of $18.05 per Bbl. No funds were paid or received on these contracts during the first quarter of 1999. These two oil financial contracts hedge approximately 60% of the Company's current oil production. For further discussion regarding the Company's derivative financial instruments, see "Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Company's financial statements contained herein and in Form 10-K for the year ended December 31, 1998, along with Management's Discussion and Analysis contained in such Form 10-K. Any capitalized terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

     Denbury is an independent energy company engaged in acquisition, development and exploration activities in the U.S. Gulf Coast region, primarily onshore in Louisiana and Mississippi. The Company's growth in proved reserves, production and cash flow over the years has been achieved by concentrating on the acquisition of properties which it believes have significant upside potential and through the efficient development, enhancement and operation of those properties.

     1999 SALE OF EQUITY AND MOVE OF DOMICILE. At a special meeting of the stockholders held on April 20, 1999, the stockholders approved (i) a move of the Corporate's domicile from Canada to the United States as a Delaware corporation,
(ii) the sale of 18,552,876 common shares to an affiliate of the Texas Pacific Group ("TPG") for $100 million or $5.39 per share, and (iii) increases in the number of shares available for issuance under the Company's stock purchase and stock option plans. The move of domicile was completed April 21, 1999 and along with the move, the Company's wholly-owned subsidiary, Denbury Management Inc. ("DMI"), was merged into the new Delaware parent company, Denbury Resources Inc. This move of domicile did not have any effect on the operations and assets of the Company and as part of the move and merger, Denbury Resources Inc. expressly assumed any and all liabilities of its subsidiary, DMI, including the obligation for the 9% Senior Subordinated Notes due 2008 and the outstanding bank credit facility.

     The sale of equity to TPG was also completed on April 21, 1999. As a result of this transaction, TPG's ownership of the outstanding common stock of the Company increased from 32% to 60%. The Company has approximately 45.4 million common shares outstanding after this transaction. The Company intends to use the proceeds from the equity sale for acquisitions, although in the interim, the funds were used to reduce its outstanding bank debt.

     The   following   table  sets  forth  as  of  March  31,  1999  the  actual
capitalization of Denbury, and the pro forma capitalization of Denbury as adjusted to give effect to the TPG purchase transaction and the use of the net proceeds from that sale (estimated at $98.5 million after expenses) to reduce bank debt. This table excludes 3,526,163 outstanding stock options as of March 31, 1999 exercisable at various prices ranging from $4.24 to $22.24 per share with a weighted average price of approximately $8.93, of which 604,488 were currently exercisable, and 75,000 common shares reserved for issuance upon exercise of common share purchase warrants.

                             DENBURY RESOURCES INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                                        As of March 31, 1999
                                                       -----------------------
                                                                    As Adjusted
                                                        Company     for the TPG
                                                       Historical    Purchase
                                                       ----------    ---------
                                                           (in thousands)
Cash and cash equivalents............................. $    7,063    $   5,563
                                                       ==========    =========
Short-term debt:
   Credit Facility.................................... $    -        $    -
                                                       ----------    ---------
Long-term debt:
   Credit Facility....................................    109,630        9,630
   9% Senior Subordinated Notes due 2008..............    125,000      125,000
                                                       ----------    ---------
         Total long-term debt.........................    234,630      134,630
                                                       ----------    ---------
Stockholders' equity (deficit):
   Common stock, $.001 par value; 100,000,000 shares
      authorized; 26,801,680 issued and outstanding;
      45,354,556 issued and outstanding as adjusted
      for the TPG purchase............................         27           45
   Paid-in capital in excess of par...................    227,769      326,251
   Accumulated deficit................................   (263,089)    (263,089)
                                                       ----------    ---------
      Total stockholders' equity (deficit)............    (35,293)      63,207
                                                       ----------    ---------
          Total capitalization........................ $  199,337    $ 197,837
                                                       ==========    =========

     FEBRUARY 1999 AMENDMENT TO BANK CREDIT FACILITY. On February 19, 1999, the Company completed an amendment to its credit facility with Bank of America, as agent for a group of eight other banks. This amendment set the borrowing base at $110 million, of which $60 million was considered by the banks to be within their normal credit guidelines. The credit facility continues with its other restrictions such as a prohibition on the payment of dividends and a prohibition on most debt, liens and corporate guarantees. This amendment:

     o provided certain relief on the minimum equity and interest coverage tests;
     o changed the facility to one secured by substantially all of the Company's oil and natural gas properties;
     o requires that as long as the borrowing base is larger than a borrowing base that conforms to normal credit guidelines (currently $60 million), that at least 75% of the funds borrowed subsequent to the closing of the TPG purchase must be used for either qualifying acquisitions or capital expenditures made to maintain, enhance or develop its proved reserves; and
     o increased the interest rate to a range from LIBOR plus 1.0% to LIBOR plus 1.75% (depending on the amounts outstanding) and LIBOR plus 2.125% if the outstanding debt exceeds the borrowing base under normal credit guidelines, currently set at $60 million.

     After the repayment in April, 1999 with the proceeds from the sale of equity to TPG, there was approximately $9.6 million outstanding on the facility, leaving a total borrowing capacity of approximately $100 million. The next scheduled re-determination of the borrowing base will be as of October 1, 1999, based on June 30, 1999 assets and proved reserves. There can be no assurance that the banks will not reduce the borrowing base at that time, as such

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


redetermination will depend on current and expected oil and natural gas prices at that time, the Company's development and acquisition results during 1999, the current level of debt and several other factors, some of which are beyond the Company's control.

CAPITAL RESOURCES AND LIQUIDITY

     As more fully described under "Results of Operations" below, through 1998 and continuing into the first quarter of 1999, the Company's average net oil product prices were from 24% to 40% lower than during the prior comparable period. Due to this drop in oil prices, the Company's cash flow and results of operations were significantly reduced during 1998 and the first quarter of 1999. This reduction in cash flow has also contributed to an increase in the Company's debt levels, which as a multiple of cash flow, are at historic highs as of March 31, 1999. Because of the downturn in the oil and gas industry during 1998, resulting from the decreases in oil and natural gas prices, the Company sought additional capital in order to have funds to pursue acquisitions and in December 1998 entered into an agreement to sell $100 million of common shares to TPG. This sale of equity was approved by stockholders on April 20, 1999 and closed on April 21, 1999 (see "1999 Sale of Equity and Move of Domicile" above).

     As a result of the equity infusion, the Company's bank debt was reduced to $9.6 million outstanding as of April 30, 1999 and the Company's stockholders' deficit was eliminated with a pro forma March 31, 1999 positive balance of $63.2 million. In addition, oil prices have climbed from a first quarter average NYMEX price of approximately $13.00 per Bbl to current levels above $18.00 per Bbl. Both the improved product prices and the reduction of debt will have a significant positive impact on the Company's earnings and cash flow for future periods and will allow the Company to pursue oil development opportunities that were uneconomical at low oil prices which prevailed in the second half of 1998 and first quarter of 1999. However, there can be no assurance that the recent increase in oil prices will be sustained.

     In addition, the Company intends to pursue oil and gas acquisitions with the funds from the equity sale to TPG which, if accomplished, should also be accretive to the Company's operating results. However, there can be no assurance that suitable acquisitions will be identified in the future or that any such acquisitions will be successful in achieving desired profitability objectives. Without suitable acquisitions or the capital to fund such acquisitions, the Company's future growth could be limited or even eliminated.

     The Company plans to keep its development budget for 1999 at approximately $35 million, the upper end of the previously announced range, as the intent is to minimize the use of the bank credit facility for anything other than acquisitions. Although the level of the Company's projected cash flow is highly variable and difficult to predict due to volatility in product prices, the success of its drilling and other developmental work and other factors, the Company does not expect its 1999 development spending to cause debt to increase substantially. The Company also expects that this spending level should be sufficient to cause a slight increase in production levels throughout the year. Furthermore, if acquisitions are unavailable at attractive rates, the Company does have an inventory of potential development projects that it could commence, subject to the availability and allocation of capital resources.

SOURCES AND USES OF FUNDS

     During the first  quarter of 1999,  the Company  spent  approximately  $4.7 million on exploration and development expenditures and approximately $1.8 million on acquisitions. The exploration and development expenditures included approximately $1.0 million spent on drilling, $1.5 million on geological, geophysical and acreage expenditures and $2.2 million on workover costs. These expenditures were funded by bank debt and cash flow from operations.

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     During the first quarter of 1998, the Company spent approximately $26.2 million on oil and natural gas development expenditures and approximately $247,000 on acquisitions. The development expenditures included approximately $17.6 million spent on drilling, $4.1 million on geological, geophysical and acreage expenditures and the balance of $4.5 million was spent on workover costs. These expenditures were funded by cash flow from operations and bank debt.

RESULTS OF OPERATIONS

                                Operating Income

     Operating income dropped 49% for the first quarter of 1999 as compared to the first quarter of 1998 comprised of a 28% drop in production and a 19% drop in prices on a BOE basis, as further set forth below.

                                           Three Months Ended
                                               March 31,
--------------------------------------------------------------
                                            1999        1998
--------------------------------------------------------------
OPERATING INCOME (THOUSANDS)
   Oil sales                              $   8,532   $ 16,173
   Natural gas sales                          6,171      9,015
   Less production expenses                  (5,855)    (7,854)
                                          --------------------
       Operating income                   $   8,848   $ 17,334
                                          --------------------
UNIT PRICES
   Oil price per barrel ("Bbl")           $    9.22   $  12.20
   Gas price per thousand cubic
       feet ("Mcf")                            2.23       2.49

NETBACK PER BOE (1):
   Sales price                            $   10.60   $  13.05
   Production expenses                        (4.22)     (4.07)
                                          --------------------
   Production netback                     $    6.38   $   8.98
                                          --------------------
AVERAGE DAILY PRODUCTION VOLUME:
   Bbls                                      10,281     14,728
   Mcf                                       30,818     40,275
   BOE                                       15,417     21,441
--------------------------------------------------------------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").

     Production for the first quarter of 1999 averaged 15,417 BOE/d, a drop of 28% from the first quarter of 1998 but only a 4% decrease from the fourth quarter of 1998 average of 16,108 BOE/d despite a sharply reduced development program since July, 1998. Production peaked in the second quarter of 1998 at 21,927 BOE/d before the Company curtailed its horizontal drilling program and sharply reduced all its development expenditures, causing a decrease in production each subsequent quarter. However, with the recent response from the Company's East waterflood unit at Heidelberg, the production in recent months has began to increase even though development spending for the first quarter of 1999 was only $4.7 million, the lowest level of development spending per quarter in several years. The Company plans to increase spending during the second quarter and the remainder of 1999 with a total budget of $35 million for the year, which should result in production increases later this year.

     Production during the first quarter of 1999 from the Company's two key prior acquisitions, the properties acquired from Amerada Hess in 1996 and from Chevron in 1997, averaged 4,544 and 4,541 BOE/d respectively. This compares to 9,393 and 2,992 BOE/d for the first quarter of 1998 on these properties and 5,736 and 4,255 BOE/d for the fourth

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


quarter of 1998. The production from the Chevron properties (Heidelberg Field) represents the fifth consecutive quarterly increase since its purchase in late 1997. However, the Amerada Hess properties peaked in the second quarter of 1998 at 9,730 BOE/d and have declined since that time due to production declines on horizontal oil wells drilled at Eucutta Field in late 1997 and early 1998 and the lack of subsequent development work to replace this production.

     Oil and gas revenue decreased as a result of the decrease in production and also due to a decline in both oil and natural gas product prices. Between the first quarter of 1998 and 1999, oil product prices decreased 24% ($2.98 per Bbl) and natural gas product prices declined by 10% ($0.26 per Mcf). Included in the gas revenue for the first quarter of 1999 was $523,000 related to a settlement of a gas imbalance and $539,000 relating to a gain on the Company's natural gas hedge contracts. These two items caused the average natural gas price per Mcf to increase by $0.38 per Mcf. Without these two items, natural gas product prices would have decreased by 26% ($0.64 per Mcf) from the comparable period in 1998.

     Production and operating expenses decreased 25% between the first quarter of 1998 and 1999 as a result of cost savings measures, shut-in wells and a decline in production. On a BOE basis, operating expenses increased slightly (4%) due to the declines in production. For the properties acquired from Amerada Hess, the operating expenses declined from the 1996 level of $5.35 per BOE to $3.39 per BOE for 1998, but had a slight increase to $3.81 for the first quarter of 1999 as a result of the production declines. Operating expense per BOE on the properties acquired from Chevron continued to decrease from their initial level of $6.38 per BOE when acquired in late 1997 to an average of $5.04 per BOE during 1998 and further reduced to an average of $4.79 per BOE for the first quarter of 1999. These reductions result from general cost saving measures and increased productivity per well through overall production increases at Heidelberg.

                       General and Administrative Expenses

     The net general and administrative ("G&A") expenses increased as set forth below.

                                         Three Months Ended
                                             March 31,
------------------------------------------------------------
                                          1999        1998
------------------------------------------------------------
NET G&A EXPENSES (THOUSANDS)
   Gross expenses                       $  4,788    $  4,902
   State franchise taxes                     154         200
   Operator overhead charges              (2,167)     (2,475)
   Capitalized exploration expenses         (731)       (651)
                                        --------------------
      Net expenses                      $  2,044    $  1,976
                                        --------------------
Average G&A cost per BOE                $   1.47    $   1.02

Employees as of March 31                     197         199
------------------------------------------------------------

     Gross G&A expenses decreased 2% between the first quarter of 1998 and 1999 as a result of general cost saving measures, even though the Company incurred approximately $175,000 of additional non-recurring expenses during the first quarter of 1999 as part of the cost of the move of domicile from Canada to the United States (see "1999 Sale of Equity and Move of Domicile"). However, the respective well operating agreements allow the Company, when it is the operator, to charge a well with a specified overhead rate during the drilling phase and to also charge a monthly fixed overhead rate for each producing well. As a result of the decreased drilling activity in the first quarter of 1999, the

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


percentage of gross G&A recovered through these types of allocations (listed in the above table as "Operator overhead charges") decreased when compared to the corresponding period in 1998. During the first quarter of 1998, approximately 50% of gross G&A was recovered by operator overhead charges, while during the first quarter of 1999 this recovery was reduced to 45%. The net effect was a slight increase (3%) in net G&A expense during the first quarter of 1999. On a BOE basis, G&A costs increased 44% from the first quarter of 1998 to the comparable quarter in 1999 primarily because of decreased production on both an absolute and per well basis.

                         Interest and Financing Expenses

                                             Three Months Ended
                                                 March 31,
---------------------------------------------------------------
AMOUNTS IN THOUSANDS EXCEPT PER UNIT AMOUNTS   1999      1998
---------------------------------------------------------------
Interest expense                             $  4,858  $  4,391
Non-cash interest expense                        (191)     (121)
                                             ------------------
Cash interest expense                           4,667     4,270
Interest and other income                        (361)     (367)
                                             ------------------
   Net interest expense                      $  4,306  $  3,903
---------------------------------------------------------------
Average interest expense per BOE             $   3.10  $   2.02
Average debt outstanding                      229,932   211,685
---------------------------------------------------------------

     In December 1997, the Company borrowed $202 million to fund the Chevron Acquisition resulting in $240 million of outstanding bank debt during January and most of February 1998. On February 26, 1998 this debt was refinanced with proceeds from the issuance of equity and subordinated notes, leaving a bank balance of $40 million for the rest of the first quarter of 1998, plus $125 million of debt from the issuance of the subordinated notes. During the first quarter of 1999, the Company began the year with $225 million of total debt and further increased this to $234.6 million by the end of the period. Furthermore, the bank amendment in February 1999 (see "February 1999 Amendment to Bank Credit Facility") resulted in higher bank interest rates as the margins over LIBOR rates were increased at that time. The cumulative effect of an overall higher level of average debt plus the increased interest rates from the bank amendment resulted in an increase of $467,000 (11%) in interest expense during the first quarter of 1999 as compared to the first quarter of 1998. The 53% increase in interest expense on a BOE basis was due to the overall increase in costs and was further compounded by the decrease in production. The overall debt level was decreased by approximately $100 million in April 1999 with the proceeds from the sale of equity to TPG (see "1999 Sale of Equity and Move of Domicile").

                  Depletion, Depreciation and Site Restoration

     The Company's depletion, depreciation and amortization ("DD&A") rate dropped from $6.42 per BOE for the first quarter of 1998 (an average of $7.26 for 1998) to $3.85 per BOE for the comparable period in 1999. This resulted from an increase in the proved reserve quantities since December 31, 1998 related to improved oil prices at the end of the first quarter of 1999 and the reduced oil and gas property basis after the 1998 full cost pool writedowns.

     Under full cost accounting rules, each quarter the Company is required to perform a ceiling test calculation. In determining the limitation on property carrying values, U.S. accounting rules require the discounting of estimated future net revenues from its proved reserves at 10% using constant current prices following the guidelines of the Securities and Exchange Commission ("SEC"). The accounting guidelines also allow Company to exclude acquired properties

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

from a ceiling test calculation in certain circumstances. Due to the higher product prices as of March 31, 1999, the Company did not have any ceiling test limitation at that date. However, for the first quarter of 1998, the Company excluded the value of the properties acquired from Chevron in December 1997 from the ceiling test calculation. Had these properties been included, the Company would have had a write-down of the property carrying costs as of March 31, 1998 of approximately $35 million.

     The  Company  also  provides  for  the  estimated   future  costs  of  well
abandonment and site reclamation, net of any anticipated salvage, on a unit-of-production basis. This provision is included in the DD&A expense.

                                            Three Months Ended
                                                 March 31,
--------------------------------------------------------------
AMOUNTS IN THOUSANDS EXCEPT PER UNIT AMOUNTS   1999     1998
--------------------------------------------------------------
Depletion and depreciation                   $  5,258  $12,298
Site restoration provision                         77       89
                                             -----------------
Total amortization                           $  5,335  $12,387
                                             -----------------
Average DD&A cost per BOE                    $   3.85  $  6.42
--------------------------------------------------------------

                                  Income Taxes

     Due to a net operating loss of the Company for tax purposes, the Company does not have any current tax provision. The deferred income tax provision as a percentage of net income varies slightly depending on the mix of Canadian and U.S. expenses.

     In addition, as a result of the net pre-tax loss of $3.0 million for the quarter ended March 31, 1999, an income tax provision for that quarter using the effective tax rate of 37% would have resulted in a $1.1 million income tax benefit and an increase to the deferred tax asset. Since the Company currently has a large tax net operating loss and it was uncertain whether this total tax asset will ultimately be realized, the Company has impaired the tax benefit generated in the first quarter of 1999, resulting in no effective income tax provision.

                                            Three Months Ended
                                                 March 31,
--------------------------------------------------------------
                                               1999     1998
--------------------------------------------------------------
Deferred income tax benefit (thousands)      $   -     $  (373)
Average income tax costs per BOE             $   -     $ (0.19)
Effective tax rate                               -          35%
--------------------------------------------------------------

                              Results of Operations

     Primarily as a result of the decreased production and product prices between the quarters, net income and cash flow from operations decreased on both a gross and per share basis between the first quarter of 1998 and the first quarter of 1999 as set forth below.

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                            Three Months Ended
                                                 March 31,
--------------------------------------------------------------
AMOUNTS IN THOUSAND EXCEPT PER SHARE AMOUNTS   1999     1998
--------------------------------------------------------------
Net loss                                     $(3,028)  $  (680)
Net loss per common share:
   Basic                                     $ (0.11)  $ (0.03)
   Diluted                                     (0.11)    (0.03)
Cash flow from operations (1)                $ 2,497   $11,455
--------------------------------------------------------------

(1) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

     The following table summarizes the cash flow, DD&A and results of operations on a BOE basis for the comparative periods. Each of the individual components are discussed above.

                                      Three Months Ended
                                           March 31,
---------------------------------------------------------
Per BOE Data                           1999        1998
---------------------------------------------------------
  Revenue                            $ 10.60    $   13.05
  Production expenses                  (4.22)       (4.07)
---------------------------------------------------------
  Production netback                    6.38         8.98
  General and administrative           (1.47)       (1.02)
  Interest and other income            (3.10)       (2.02)
---------------------------------------------------------
     Cash flow from operations (a)      1.81         5.94
  DD&A                                 (3.85)       (6.42)
  Deferred income taxes                   -          0.19
  Other non-cash items                 (0.14)       (0.06)
---------------------------------------------------------
      Net loss                       $ (2.18)   $   (0.35)
---------------------------------------------------------

(a) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

                             Market Risk Management

     The Company uses fixed and variable rate debt to partially finance budgeted expenditures. These agreements expose the Company to market risk related to changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. The carrying and fair value of these debt instruments have not changed materially since year-end.

     The Company also enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future gas production. These contracts consist of price ceilings and floors (no-cost collars). During June and July 1998, the Company entered into two no-cost financial contracts ("collars") to hedge a total of 40 million cubic feet of natural gas per day ("MMcf/d"). The first natural gas contract for 35 MMcf/d covers the period from July 1998

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


to June 1999 and has a floor price of $1.90 per million British Thermal Units ("MMBtu") and a ceiling price of $2.96 per MMBtu. The second natural gas contract for five MMcf/d covers the period from September 1998 to August 1999 and has a floor price of $1.90 per MMBtu and a ceiling price of $2.89 per MMBtu. During December 1998, the Company extended these natural gas hedges through December 2000 by entering into an additional no-cost collar with a floor price of $1.90 per MMBtu and a ceiling price of $2.58 per MMBtu for the period of July 1999 through December 2000. This contract hedges 25 MMcf/d for the months of July and August 1999 and 30 MMcf/d for each month thereafter. The Company collected $539,000 on these financial contracts during the first quarter of 1999. These three contracts cover over 100% of the Company's current net natural gas production. Based on the futures market prices at March 31, 1999, the Company would not receive or pay any material amounts under these commodity contracts even though they covered more than the Company's production because prices at March 31, 1999 were within the contract collars.

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

     During March and April, 1999, the Company entered into two no-cost financial contracts to hedge a portion of its oil production. The first contract was a fixed price swap for 3,000 Bbls/d for the period of April through December, 1999 at a price of $14.24 per Bbl. The second contract was a collar to hedge 3,000 Bbls/d for the period of May, 1999 through December, 2000 with a floor price of $14.00 per Bbl and a ceiling price of $18.05 per Bbl. No funds were paid or received on these contracts during the first quarter of 1999. These two oil financial contracts hedge approximately 60% of the Company's current oil production.

     These contracts in effect at March 31, 1999 expire at various dates with the latest being December 2000. Gain or loss on these derivative commodity contracts would be offset by a corresponding gain or loss on the hedged commodity positions. Based on future market prices at March 31, 1999, the Company would expect to pay approximately $1.78 million on the oil hedge contracts and neither pay or receive anything on the natural gas hedge contracts. If the futures market prices were to increase 10% from those in effect at March 31, 1999, the Company would be required to make additional cash payments under the commodity contracts of approximately $1.95 million. If the futures market prices were to decline 10% from those in effect as March 31, 1999, the Company would receive cash payments under the natural gas commodity contacts of approximately $270,000 and reduce the payments due under the oil contracts by $1.36 million.

                             Year 2000 Modifications

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

                           Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "budgeted," "expect," "predict," "anticipate," "projected," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The information required by Item 3 is set forth under "Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds.

     (a) In connection with the move of corporate domicile of the Company from Canada to Delaware, the Delaware Certificate of Incorporation and Bylaws of the Company which are included in this report as Exhibits 3(a) and 3(b) now define the rights of the holders of the Company's shares of common stock, par value $.001 per share. The effects of the modification of the rights of the Company's common stockholders resulting from the move of domicile are described in detail in the Company's Registration Statement No. 333-69577 on Form S-4, specifically the sections of the Proxy Statement/Prospectus dated March 19, 1999 contained therein under the captions "Moving the Corporate Domicile--Effects of the Move of Corporate Domicile and Merger" and "--Comparison of Shareholders' Rights," and under "Description of Capital Stock", which are incorporated herein by reference and made a part hereof.

          By means of a Supplemental Indenture dated April 21, 1999, which is included in this report as Exhibit 4(a), Denbury Resources Inc., a Delaware corporation, has become directly liable for the 9% Senior Subordinated Notes Due 2008 originally issued in February 1998 by its former wholly-owned subsidiary Denbury Management, Inc., a Texas corporation. Denbury Management, Inc. was merged into the Delaware corporation in connection with the Company's move of corporate domicile, all effective April 21, 1999. Accordingly, Denbury Resources Inc., a Delaware corporation, has succeeded to and assumed all of the obligations relating to these Notes pursuant to the Supplemental Indenture.

     (c) On April 21, 1999, the Company closed the sale of 18,552,876 shares of common stock, par value $.001 per share, of Denbury Resources Inc., a Delaware corporation, to affiliates of the Texas Pacific Group, the Company's largest shareholder, for U.S. $100 million, or $5.39 per share. The transaction was described in detail in the Company's Proxy Statement/Prospectus dated March 19, 1999 contained as part of Registration Statement No. 333-69577 on Form S-4 first filed with the Securities and Exchange Commission ("SEC") on December 23, 1998. There was no underwriter engaged in connection with such sale. This sale was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, provided in Section 4(2) thereof, based on the sophistication of the purchasers and their extensive knowledge of the Company. This sale was approved by the stockholders of the Company at a special meeting of stockholders held on April 20, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On April 20, 1999, the Company held a special  meeting of  stockholders  to
(i) approve the move of the Company's corporate domicile from Canada to Delaware, (ii) approve the sale of 18,552,876 of Denbury's common shares to affiliates of the Texas Pacific Group and (iii) increase the number of common shares available for issuance under the Company's employee stock purchase and stock option plans. All of these matters are described in detail in the Company's Proxy Statement/Prospectus dated March 19, 1999 contained in Registration Statement No. 333-69577 on Form S-4. All of the proposals before the special meeting were approved by stockholders of the Company as follows:

                                                                    Absentions
                                                                        or
                                            Votes        Votes        Broker
                                             For        Against      Non-Votes
                                          ----------  ---------    -----------
Move of corporate domicile                18,128,069   1,413,929       2,540
Sale of shares to TPG affiliates (1)      10,781,517      41,383         200
Additional shares under employee stock
   purchase plan                          19,339,214     198,453       6,871
Additional shares under stock option      15,488,648   4,014,664      41,226
   plan

(1) Excludes 8,721,438 shares held by TPG.

Item 6.  Exhibits and Reports on Form 8-K during the First Quarter of 1999

      Exhibits:

          3(a)* Certificate of Incorporation of Denbury Resources Inc. filed with the Delaware Secretary of State April 20, 1999.

          3(b)* Bylaws of Denbury Resources Inc., a Delaware corporation, adopted April 20, 1999.

          4(a)* First Supplemental Indenture dated as of April 21, 1999, between Denbury Resources Inc., a Delaware corporation, and Chase Bank of Texas, National Association, as Trustee, relating to Denbury Management, Inc.'s 9% Senior Subordinated Notes due 2008.

          10(a) Fourth Amendment to First Restated Credit Agreement, by and among Denbury Management, as borrower, Denbury Resources Inc., as guarantor, NationsBank of Texas, N.A., as administrative agent, and NationsBank of Texas, N.A., as bank, entered into as of February 19, 1999 (incorporated by reference to Exhibit 10(m) of the Registrant's Form 10-K for the year ended December 31, 1998).

          10(b)* Fifth amendment to First Restated Credit Agreement dated April 21, 1999 between the Company and NationsBank of Texas, N.A., as agent, and each of the financial institutions described on the signature page therein.

          27*     Financial Data Schedule (EDGAR version only).

*Filed herewith.

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


                                    DENBURY RESOURCES INC.
                                       (Registrant)



                                    By:    /s/ Phil Rykhoek
                                       -------------------------------
                                       Phil Rykhoek
                                       Chief Financial Officer



                                    By:   /s/ Mark Allen
                                       -------------------------------
                                       Mark Allen
                                       Chief Accounting Officer & Controller



Date: May 11, 1999