Form 10-Q
period 1999-06-30
DENBURY RESOURCES INC
filed 1999-08-11
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHA  NGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
                             ----------------------

(Mark One)
     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 33-93722
                           ---------------------------


                             DENBURY RESOURCES INC.
             (Exact name of Registrant as specified in its charter)



        Delaware                                      75-2815171
    (State or other                                (I.R.S. Employer
    jurisdiction of                               Identification No.)
    incorporation or
     organization)


 5100 Tennyson Parkway
       Suite 3000
       Plano, TX                                         75024
 (Address of principal                                 (Zip code)
   executive offices)



Registrant's telephone number, including area code:(972) 673-2000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at July 31, 1999
            -----                                ----------------------------

 Common Stock, $.001 par value                            45,586,544

                             DENBURY RESOURCES INC.

                                      INDEX


Part I.  Financial Information
------------------------------
                                                                           Page
                                                                           ----
   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets at June 30, 1999
          (Unaudited) and December 31, 1998                                3

      Condensed Consolidated Statements of Operations for the
           Three and Six Months ended June 30, 1999
              and 1998 (Unaudited)                                         4

      Condensed Consolidated Statements of Cash Flows for the
          Six Months ended June 30, 1999 and 1998 (Unaudited)              5

      Notes to Condensed Consolidated Financial Statements                 6-8

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   9-20

   Item 3.  Quantitative and Qualitative Disclosures about Market 20sk


Part II.  Other Information
---------------------------

   Item 4.  Submission of Matters to a Vote of Security Holders            21

   Item 6.  Exhibits and Reports on Form 8-K                               21

   Signatures                                                              22

                             DENBURY RESOURCES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands of U.S. dollars except share amounts)

                                                         June 30,   December 31,
                                                          1999          1998
                                                        ---------    ---------
                                                       (Unaudited)

                               Assets
Current assets
   Cash and cash equivalents                           $   8,049    $    2,049
   Accrued production receivable                           7,435         5,495
   Trade and other receivables                            10,576        16,390
                                                       ---------    ----------
      Total current assets                                26,060        23,934
                                                       ---------    ----------

Property and equipment (using full cost accounting)
   Oil and gas properties                                543,773       508,571
   Unevaluated oil and gas properties                     49,833        65,645
   Less accumulated depreciation and depletion          (404,027)     (393,552)
                                                       ---------    ----------
      Net property and equipment                         189,579       180,664
                                                       ---------    ----------

Other assets                                               9,117         8,261
                                                       ---------    ----------

           Total assets                                $ 224,756    $  212,859
                                                       =========    ==========

           Liabilities and Stockholders' Equity (Deficit)

Current liabilities
   Accounts payable and accrued liabilities            $   9,584    $   13,570
   Oil and gas production payable                          6,030         5,118
                                                       ---------    ----------
      Total current liabilities                           15,614        18,688
                                                       ---------    ----------
Long-term liabilities
   Long-term debt                                        142,500       225,000
   Provision for site reclamation costs                    1,581         1,436
   Other liabilities                                         280             -
                                                       ---------    ----------
      Total long-term liabilities                        144,361       226,436
                                                       ---------    ----------

Stockholders' equity (deficit)
   Preferred stock, $.001 par value, 25,000,000
     shares authorized; none issued and outstanding            -             -
   Common  stock, $.001 par value, 100,000,000
     shares authorized; 45,586,544 and 26,801,680
     shares issued and outstanding at June 30,
     1999 and December 31, 1998, respectively                 46            27
   Paid-in capital in excess of par                      327,333       227,769
   Accumulated deficit                                  (262,598)     (260,061)
                                                       ---------    ----------
      Total stockholders' equity (deficit)                64,781       (32,265)
                                                       ---------    ----------
      Total liabilities and stockholders'
           equity (deficit)                            $ 224,756    $  212,859
                                                       =========    ==========


     (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                           (Unaudited - U.S. dollars)


                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                    ------------------     ------------------
                                      1999      1998         1999      1998
                                    --------- --------     --------  --------
Revenues
   Oil, gas and related product
     sales                          $  17,858   $ 22,508    $ 32,561  $  47,696
   Interest and other income              370        375         731        742
                                    ---------   --------    --------  ---------
           Total revenues              18,228     22,883      33,292     48,438
                                    ---------   --------    --------  ---------
Expenses
   Production                           6,487      8,109      12,342     15,963
   General and administrative           1,669      1,677       3,560      3,453
   Interest                             3,820      3,978       8,678      8,369
   Depletion and depreciation           5,610     16,071      10,945     28,458
   Franchise taxes                        150        232         304        432
   Writedown of oil and gas
     properties                             -    165,000           -    165,000
                                    ---------   --------    --------  ---------
            Total expenses             17,736    195,067      35,829    221,675
                                    ---------   --------    --------  ---------

Income (loss) before income taxes         492   (172,184)     (2,537)  (173,237)
Income tax benefit                          -     50,245           -     50,618
                                    ---------   --------    --------  ---------
Net income (loss)                   $     492  $(121,939)   $ (2,537  $(122,619)
                                    =========  =========    ========  =========

Net income (loss) per common share
   Basic                            $    0.01  $   (4.57)   $  (0.07) $   (4.89)
   Diluted                               0.01      (4.57)      (0.07)     (4.89)

Average number of common shares
 outstanding
   Basic                               41,407     26,690      34,145     25,066
   Diluted                             41,475     26,690      34,145     25,066







     (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                     -----------------------
                                                       1999           1998
                                                     ---------      --------
Cash flow from operating activities:
   Net loss                                          $  (2,537)     $(122,619)
   Adjustments needed to reconcile to net cash flow
     provided by operations:
       Depreciation, depletion and amortization         10,945         28,458
       Writedown of oil and natural gas properties           -        165,000
       Deferred income taxes                                 -        (50,618)
       Other                                               687            286
                                                     ---------       --------
                                                         9,095         20,507
   Changes in working capital items relating
     to operations:
       Accrued production receivable                    (1,940)           283
       Trade and other receivables                       5,814          3,868
       Other assets                                       (342)             -
       Accounts payable and accrued liabilities         (3,986)         5,567
       Oil and gas production payable                      912            605
                                                     ---------       --------

Net cash flow provided by operations                     9,553         30,830
                                                     ---------       --------
Cash flow used for investing activities:
   Oil and natural gas expenditures                    (12,797)       (63,049)
   Acquisition of oil and natural gas properties        (6,593)       (13,204)
   Net purchases of other assets                          (759)          (556)
                                                     ---------       --------

Net cash used for investing activities                 (20,149)       (76,809)
                                                     ---------       --------
Cash flow from financing activities:
   Bank repayments                                    (100,000)      (200,000)
   Bank borrowings                                      17,500         30,000
   Issuance of senior subordinated debt                      -        125,000
   Issuance of common stock                             99,583         94,157
   Costs of debt financing                                   -         (3,402)
   Other                                                  (487)           (23)
                                                     ---------       --------

Net cash provided by financing activities               16,596         45,732
                                                     ---------       --------

Net increase (decrease) in cash and cash equivalents     6,000           (247)

Cash and cash equivalents at beginning of period         2,049          9,326
                                                     ---------       --------

Cash and cash equivalents at end of period           $   8,049       $  9,079
                                                     =========       ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest          $   9,409       $  4,178
                                                     ---------       --------



     (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. ACCOUNTING POLICIES

Interim Financial Statements

     The accompanying condensed consolidated financial statements of Denbury Resources Inc. (the "Company" or "Denbury") have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and
regulations  of  the  Securities  and  Exchange   Commission.   These  financial
statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998. Any capitalized terms used but not defined in these Notes to Condensed Consolidated Financial Statements have the same meaning given to them in the Form 10-K.

     Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of June 30, 1999 and the consolidated results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flow for the six months ended June 30, 1999 and 1998.

2.   NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options, stock warrants, and any other convertible securities outstanding. For the three and six month periods ended June 30, 1999 and 1998, there were no adjustments to net income for purposes of calculating diluted net income (loss) per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income (loss) per common share calculations for the three and six month periods ended June 30, 1999 and 1998 (in thousands).

                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                ------------------    -----------------
                                  1999      1998       1999      1998
                                --------  --------    -------  --------
Weighted average common
  shares - basic                  41,407    26,690     34,145    25,066

Potentially dilutive
  securities:
   Stock options                      68         -          -         -
   Stock warrants                      -         -          -         -
                                --------  --------    -------  --------
Weighted average common
  shares - diluted                41,475    26,690     34,145    25,066
                                ========  ========    =======  ========

     Due to the losses incurred by the Company for the six months ended June 30, 1999, and for the three and six months ended June 30, 1998, any dilutive effect from stock options and stock warrants would be antidilutive to the calculation of diluted net income (loss) per common share and therefore are not included for those periods.

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. NOTES PAYABLE AND LONG-TERM INDEBTEDNESS

                                                       June 30,     December 31,
                                                         1999           1998
                                                       ---------     ---------
                                                        (Amounts in thousands)
                                                       (Unaudited)
9% Senior Subordinated Notes Due 2008                  $ 125,000     $ 125,000
Senior bank loan                                          17,500       100,000
                                                       ---------     ---------
          Total long-term debt                         $ 142,500     $ 225,000
                                                       =========     =========


4. CHANGE TO UNITED STATES GAAP; DIFFERENCES IN GAAP BETWEEN UNITED STATES AND CANADA

     In April 1999, the Company moved its corporate domicile from Canada to the United States as a Delaware corporation (see Note 5). As a result of this move, the consolidated financial statements for all periods have been prepared in accordance with United States GAAP rather than Canadian GAAP. For the periods presented herein, there are not any differences between United States and Canadian GAAP. Historically, the Company has had differences between the two accounting methods in the areas of diluted earnings per share, the handling of losses on the early extinguishment of debt and the guidelines regarding full cost ceiling tests.

5. 1999 SALE OF EQUITY AND MOVE OF DOMICILE

     At a special meeting of the stockholders held on April 20, 1999, the stockholders approved (i) a move of the Corporate's domicile from Canada to the United States as a Delaware corporation, (ii) the sale of 18,552,876 common shares to an affiliate of the Texas Pacific Group ("TPG") for $100 million or $5.39 per share, and (iii) increases in the number of shares available for issuance under the Company's stock purchase and stock option plans. The move of domicile was completed on April 21, 1999, and along with the move, the Company's wholly-owned subsidiary, Denbury Management Inc. ("DMI"), was merged into the new Delaware parent company, Denbury Resources Inc. This move of domicile did not have any effect on the operations and assets of the Company, and as part of the move and merger, Denbury Resources Inc. expressly assumed any and all liabilities of its subsidiary, DMI, including DMI's obligation for the 9% Senior Subordinated Notes due 2008 and DMI's outstanding bank credit facility. The December 31, 1998 year-end balance sheet included herein has been modified to reflect the capital structure of the Company after the move of domiciles even though this transaction occurred after the balance sheet date.

     The sale of common stock to TPG was also completed on April 21, 1999. As a result of this equity transaction, TPG's pro-rata ownership of the outstanding common stock of the Company increased from 32% to 60%. The Company intends to use the proceeds from the equity sale for acquisitions, although in the interim, the funds were used to reduce its outstanding bank debt.

6. PRODUCT PRICE HEDGING CONTRACTS

     During June and July 1998, the Company entered into two no-cost financial contracts ("collars") to hedge a total of 40 million cubic feet of natural gas per day ("MMcf/d"). The Company collected $539,000 on these financial contracts, which have now expired, during the first quarter of 1999. During December 1998, the Company extended these natural gas hedges through December 2000 by entering into an additional no-cost collar with a floor price of $1.90 per MMBtu and a ceiling price of $2.58 per MMBtu for the period of July 1999 through December 2000. This contract

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

hedges 25 MMcf/d for the months of July and August 1999 and 30 MMcf/d for each month thereafter. This contract covers over 100% of the Company's current net natural gas production. Based on the futures market prices at June 30, 1999, the Company would expect to pay approximately $422,000 on these commodity contracts during the remaining term because certain futures market prices at June 30, 1999 exceeded the ceiling on the contract collars.

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

     During March and April 1999, the Company entered into two collars to hedge a portion of its oil production. The first contract was a fixed price swap for 3,000 Bbls/d for the period of April through December, 1999 at a price of $14.24 per Bbl. The second contract was a collar to hedge 3,000 Bbls/d for the period of May, 1999 through December, 2000 with a floor price of $14.00 per Bbl and a ceiling price of $18.05 per Bbl. The Company paid approximately $540,000 on these contracts during the second quarter, which lowered the effective net oil price received by the Company during that quarter by $0.51 per barrel. When combined with the amount received on the gas contracts, the Company paid a net amount of $1,000 during the first six months of 1999 on its commodity hedges. These two oil financial contracts hedge approximately 50% of the Company's current oil production. Based on the futures market prices at June 30, 1999, the Company would expect to pay approximately $3.5 million over the remaining terms of the oil hedge contracts. For further discussion regarding the Company's derivative financial instruments, see "Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Company's financial statements contained herein and in the Form 10-K for the year ended December 31, 1998, along with Management's Discussion and Analysis contained in such Form 10-K. Any capitalized terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

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

RECENT 1999 EVENTS

     1999 SALE OF EQUITY AND MOVE OF DOMICILE. At a special meeting of the stockholders held on April 20, 1999, the stockholders approved (i) a move of the Corporate's domicile from Canada to the United States as a Delaware corporation,
(ii) the sale of 18,552,876 common shares to an affiliate of the Texas Pacific Group ("TPG") for $100 million or $5.39 per share, and (iii) increases in the number of shares available for issuance under the Company's stock purchase and stock option plans. The move of domicile was completed April 21, 1999, and along with the move, the Company's wholly-owned subsidiary, Denbury Management Inc. ("DMI"), was merged into the new Delaware parent company, Denbury Resources Inc. This move of domicile did not have any effect on the operations and assets of the Company, and as part of the move and merger, Denbury Resources Inc. expressly assumed any and all liabilities of its subsidiary, DMI, including DMI's obligation for the 9% Senior Subordinated Notes due 2008 and DMI's outstanding bank credit facility.

     The sale of common stock to TPG was also completed on April 21, 1999. As a result of this transaction, TPG's pro-rata ownership of the outstanding common stock of the Company increased from 32% to 60%. The Company had approximately
45.6 million common shares outstanding as of June 30, 1999. The Company intends to use the proceeds from the TPG equity sale for acquisitions, although in the interim, the funds were used to reduce its outstanding bank debt.

     FEBRUARY 1999 AMENDMENT TO BANK CREDIT FACILITY. On February 19, 1999, the Company completed an amendment to its credit facility with Bank of America, as agent for a group of eight other banks. This amendment set the borrowing base at $110 million, of which $60 million was considered by the banks to be within their normal credit guidelines. The credit facility continues with its other restrictions, such as a prohibition on the payment of dividends and a prohibition on most debt, liens and corporate guarantees. This amendment:

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

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     After the repayment of the credit facility in April, 1999, with the proceeds from the sale of common stock to TPG, there was approximately $9.6 million outstanding on the facility ($17.5 million as of June 30, 1999), leaving a total borrowing capacity at that time of approximately $100 million ($92.5 million as of June 30, 1999). The next scheduled re-determination of the borrowing base will be as of October 1, 1999, based on June 30, 1999 assets and proved reserves. There can be no assurance that the banks will not reduce the borrowing base at that time, as such redetermination will depend on current and expected oil and natural gas prices at that time, the Company's development and acquisition results during 1999, the current level of debt and several other factors, some of which are beyond the Company's control.

CAPITAL RESOURCES AND LIQUIDITY

     As a result of depressed oil prices in 1998 which continued into the first part of 1999, the Company's cash flow and results of operations were significantly adversely effected during 1998 and the first quarter of 1999. This reduction in cash flow also contributed to an increase in the Company's debt levels, which as a multiple of cash flow, were at historic highs as of March 31, 1999. Because of the downturn in the oil and gas industry during 1998, resulting from the decreases in oil and natural gas prices, the Company sought additional capital in order to have funds to pursue acquisitions, and in December 1998 entered into an agreement to sell $100 million of common shares to TPG. This sale of equity was approved by stockholders on April 20, 1999 and closed on April 21, 1999 (see "1999 Sale of Equity and Move of Domicile" above).

     As a result of the equity infusion, the Company's bank debt was reduced to $17.5 million outstanding as of June 30, 1999 and the Company's stockholders' deficit was eliminated. As of June 30, 1999, the Company had positive stockholders equity of $64.8 million. In addition, oil prices have climbed from a first quarter average NYMEX price of approximately $13.00 per Bbl to a second quarter of 1999 average of approximately $17.65 per Bbl, and have further increased to levels above $21.00 per Bbl in early August 1999. Both the improved product prices and the reduction of debt had a positive impact on the Company's earnings and cash flow for the second quarter of 1999 and will continue to impact future periods. These prices will allow the Company to pursue oil development opportunities that were uneconomical at the low oil prices which prevailed in the second half of 1998 and first quarter of 1999. However, there can be no assurance that the recent increase in oil prices will be sustained.

     In addition, with the funds made available by the equity sale to TPG, the Company intends to pursue oil and gas acquisitions which, if accomplished, should also be accretive to the Company's operating results. However, there can be no assurance that suitable acquisitions will be identified in the future or that any such acquisitions will be successful in achieving desired profitability objectives. Without suitable acquisitions or the capital to fund such acquisitions, the Company's future growth could be limited or even eliminated.

     The Company's current development budget for 1999 remains at $35 million, although the Company is considering increasing the fourth quarter budget slightly due to the improved product prices, if these price increases hold. However, the general intent is to minimize the use of the bank credit facility for anything other than acquisitions. Although the level of the Company's projected cash flow is highly variable and difficult to predict due to volatility in product prices, the success of its drilling and developmental work and other factors, the Company does not expect its 1999 development spending to cause debt to increase substantially. The Company also expects that this spending level should be sufficient to cause a slight increase in production levels throughout the year. Furthermore, if acquisitions are unavailable at attractive rates, the Company does have an inventory of potential development projects that it could commence, subject to the availability and allocation of capital resources.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SOURCES AND USES OF FUNDS

     During the first half of 1999, the Company spent approximately $12.6 million on exploration and development expenditures and approximately $6.8 million on acquisitions. The exploration and development expenditures included approximately $5.6 million spent on drilling, $2.9 million on geological, geophysical and acreage expenditures and $4.1 million on workover costs. These expenditures were funded by bank debt and cash flow from operations.

     In contrast, during the first half of 1998 the Company spent approximately $63.1 million on oil and natural gas development expenditures and approximately $13.2 million on acquisitions. The development expenditures included approximately $38.0 million spent on drilling, $14.1 million on geological, geophysical and acreage expenditures and $11.0 million spent on workover costs. These expenditures were funded by cash flow from operations and bank debt.

RESULTS OF OPERATIONS

                                Operating Income

     Production volumes were lower on a BOE basis during both the three and six month periods ended June 30, 1999 when compared to the corresponding periods in 1998. These declines in production are generally the result of the curtailment in spending during the last half of 1998 after the decline in oil prices. Correspondingly, operating income was also less during the 1999 periods than the corresponding 1998 periods. These statistics and other data are set forth in the following chart.

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
---------------------------------  --------------------     ------------------
                                     1999        1998         1999      1998
---------------------------------  --------   --------     --------   --------
OPERATING INCOME (THOUSANDS)
   Oil sales                       $ 12,444   $ 14,655     $ 20,976   $ 30,828
   Natural gas sales                  5,414      7,853       11,585     16,868
   Less production expenses          (6,487)    (8,109)     (12,342)   (15,963)
                                   --------   --------     --------   --------
       Operating income            $ 11,371   $ 14,399     $ 20,219   $ 31,733
                                   --------   --------     --------   --------
UNIT PRICES
   Oil price per barrel ("Bbl")    $  11.85   $  10.29     $  10.62   $  11.21
   Gas price per thousand cubic
     feet ("Mcf")                      2.22       2.29         2.22       2.39

NETBACK PER BOE (1):
   Sales price                     $  12.26   $  11.28     $  11.44   $  12.15
   Production expenses                (4.45)     (4.06)       (4.34)     (4.07)
                                   --------   --------     --------   --------
   Production netback              $   7.81   $   7.22     $   7.10   $   8.08
                                   --------   --------     --------   --------

AVERAGE DAILY PRODUCTION VOLUME:
   Bbls                              11,541     15,649       10,914     15,191
   Mcf                               26,828     37,665       28,812     38,963
   BOE                               16,013     21,927       15,716     21,685
---------------------------------  ---------   --------     --------  --------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").

                             DENBURY RESOURCES INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Production for the second quarter of 1999 averaged 16,013 BOE/d, an increase of 4% from the first quarter of 1999, but a decline from the Company's peak production level during the second quarter of 1998 (21,927 BOE/d), after which spending was curtailed due to the low oil prices. However, with the recent response from the Company's East waterflood unit at Heidelberg, the production in recent months has began to increase, even though development spending for the first half of 1999 was limited to $12.6 million, the lowest level of development spending in the last few years. Activity on the East waterflood unit commenced in early 1998 and production has increased from approximately 250 Bbls/d in the summer of 1998 to approximately 1,675 Bbls/d for the month of June, 1999. The majority of the Company's planned 1999 development activities relate to facilities and workovers with a substantial portion of these funds to be spent on the waterflood units at Heidelberg Field, including the planned initiation of two more waterfloods late in 1999. Drilling activities make up approximately 20% of the current 1999 budget. Production for the second quarter of 1999 was also impacted by the $4.9 million acquisition of the King Bee Field in Mississippi in late April, which added approximately 650 BOE/d of average daily production for the months of May and June, 1999.

     Production during the second quarter of 1999 from the Company's two key prior acquisitions, the properties acquired from Amerada Hess in 1996 and from Chevron in 1997, averaged 4,081and 5,626 BOE/d respectively. This compares to 9,730 and 3,575 BOE/d for the second quarter of 1998 on these properties and 4,544 and 4,541 BOE/d for the first quarter of 1999. The production from the Chevron properties (Heidelberg Field) represents the sixth consecutive quarterly increase since its purchase in late 1997. However, the Amerada Hess properties peaked in the second quarter of 1998 at 9,730 BOE/d and have declined since that time due to production declines on horizontal oil wells drilled at Eucutta Field in late 1997 and early 1998 and the lack of subsequent development work to replace this production.

     Oil and gas revenue for the three and six month periods ended June 30, 1999 decreased primarily as a result of the decrease in production. Oil prices were also 5% lower in 1999 when comparing the six month periods, but showed a 15% improvement in 1999 when comparing the second quarter periods. In general, oil prices gradually declined throughout the first half of 1998 and did not begin to recover until late in the first quarter of 1999. In contrast, prices generally improved throughout the second quarter of 1999 and have reached levels in early August of over $21.00 per Bbl. Although the comparison between the first and second quarters of 1998 and 1999 do not show significant changes, the trend in oil prices during the first half of each year is remarkably different. Included in the net oil price for the second quarter of 1999 is a $540,000 loss on oil hedges during the period, which lowered the net realized price by $0.51 per Bbl.

     The net average realized gas price was relatively consistent between the comparable periods in 1998 and 1999, ranging from a low of $2.22 per Mcf to a high of $2.39 as outlined in the above table. Included in the gas revenue for the first quarter of 1999 was $523,000 related to a settlement of a gas imbalance and $539,000 relating to a gain on the Company's natural gas hedge contracts. These two items caused the average natural gas price per Mcf to increase by $.20 per Mcf for the first six months of 1999.

     Production and operating expenses decreased 20% between the second quarter of 1998 and 1999 and 23% between the comparable six month periods as a result of cost savings measures and an overall decline in production. On a BOE basis, operating expenses increased due to the declines in production. For the properties acquired from Amerada Hess, the operating expenses declined from the 1996 level of $5.35 per BOE to $3.39 per BOE for 1998, but increased to $4.27 for the first six months of 1999 as a result of the production declines. Operating expense per BOE on the properties acquired from Chevron continued to decrease from their initial level of $6.38 per BOE when acquired in late 1997 to an average of $5.04 per BOE during 1998 and to an average of $4.86 per BOE for the first six months of 1999.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

These reductions result from general cost saving measures and increased productivity per well through overall production increases at Heidelberg.

                       General and Administrative Expenses

     General and administrative ("G&A") expenses decreased slightly as set forth below:

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
--------------------------------   ------------------     -------------------
                                     1999      1998         1999       1998
--------------------------------   --------  --------     --------   --------
NET G&A EXPENSES (THOUSANDS)
   Gross expenses                  $  4,633  $  4,848     $  9,422   $  9,750
   State franchise taxes                150       232          304        432
   Operator overhead charges         (2,348)   (2,444)      (4,515)    (4,919)
   Capitalized exploration
      expenses                         (616)     (727)      (1,347)    (1,378)
                                   --------  --------     --------   --------
      Net expenses                 $  1,819  $  1,909     $  3,864   $  3,885
                                   --------  --------     --------   --------
Average G&A cost per BOE           $   1.25  $   0.96     $   1.36   $   0.99

Employees as of June 30                 201       202          201        202
--------------------------------   --------  --------     --------   --------

     Gross G&A expenses decreased 4% between the second quarter of 1998 and 1999 and 3% between the first six months of 1998 and 1999. The largest component of this decrease was the elimination of a bonus accrual in 1999 which was approximately $375,000 per quarter during the first half of 1998 (no bonus accrual was made during the last half of 1998), partially offset by approximately $200,000 of additional non-recurring expenses incurred during the first six months of 1999 as part of the cost of the move of domicile from Canada to the United States (see "1999 Sale of Equity and Move of Domicile") and $142,000 of increased rent expense as a result of increased space and the expiration of an old lease which had below market rates.

     The net G&A is also affected by the amount of overhead charged during the period. The respective well operating agreements allow the Company, when it is the operator, to charge a well with a specified overhead rate during the drilling phase and to also charge a monthly fixed overhead rate for each producing well. As a result of the decreased drilling activity in the first and second quarters of 1999 as compared to the same periods in 1998, gross G&A recovered through these types of charges (listed in the above table as "Operator overhead charges") was lower in the two 1999 periods than in 1998. During the second quarter of 1998, approximately $2.4 million of gross G&A was recovered by operator overhead charges, while during the second quarter of 1999 this recovery was reduced slightly to $2.3 million. Correspondingly, during the first six months of 1998, approximately $4.9 million of gross G&A was recovered by operator overhead charges, while during the first six months of 1999 this recovery was reduced to $4.5 million. Consequently, net G&A expense decreased slightly during the applicable periods of 1999 as compared to 1998. On a BOE basis, G&A costs increased 30% from the second quarter of 1998 to the comparable quarter in 1999 and increased 37% from the first half of 1998 to the first half of 1999, primarily because of decreased production on both an absolute and per well basis.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                         Interest and Financing Expenses

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
------------------------------------   -------------------    ------------------
AMOUNTS IN THOUSANDS EXCEPT PER BOE      1999       1998      1999       1998
------------------------------------   --------   --------  ---------  --------
Interest expense                      $   3,820  $   3,978  $   8,678  $  8,369
Non-cash interest expense                  (216)      (164)      (407)     (285)
                                      ---------  ---------  ---------  --------
Cash interest expense                     3,604      3,814      8,271     8,084
Interest and other income                  (370)      (375)      (731)     (742)
                                      ---------  ---------  ---------  --------
   Net interest expense               $   3,234  $   3,439  $   7,540  $  7,342
                                      ---------  ---------  ---------  --------

Average net interest expense per BOE  $    2.22  $    1.72  $    2.65  $   1.87

Average debt outstanding              $ 159,976  $ 179,844  $ 194,761  $195,673
------------------------------------  ---------  ---------  ---------  ---------

     In December 1997, the Company borrowed $202 million to fund the Chevron Acquisition, resulting in $240 million of outstanding bank debt during January and most of February 1998. On February 26, 1998 this debt was refinanced with proceeds from the issuance of equity and subordinated notes, leaving a bank balance of $40 million for the rest of the first quarter of 1998, plus $125 million of debt from the issuance of the subordinated notes. Borrowing increased by $30 million during the second quarter of 1998 to fund $49.8 million of capital expenditures.

     In 1999, the Company began the year with $225 million of total debt and further increased this to $234.6 million by the end of the first quarter. Furthermore, the bank amendment in February 1999 (see "February 1999 Amendment to Bank Credit Facility") resulted in higher bank interest rates, as the margins over LIBOR rates were increased at that time. This debt was reduced in April 1999 by $100 million with the proceeds from the TPG equity infusion (see "1999 Sale of Equity and Move of Domicile" above), although an additional $7.9 million was borrowed during the remainder of the second quarter, primarily to fund acquisitions. The net result was a lower average level of debt in the second quarter of 1999 as compared to the second quarter of 1998, but an almost identical level of average overall debt when comparing the two six months periods. The net effect on interest expense was a decrease of 4% when comparing the second quarters of 1999 and 1998, but an increase of 4% when comparing the two six month periods, although interest on a BOE basis increased for both 1999 periods as a result of the overall decline in production.

                  Depletion, Depreciation and Site Restoration

     The Company's depletion, depreciation and amortization ("DD&A") rate dropped from $8.05 per BOE for the second quarter of 1998 and $7.25 for the first six months of 1998 to an average rate of $3.85 per BOE for the two comparable periods in 1999. This resulted from an increase in the proved reserve quantities since December 31, 1998 related to improved oil prices during 1999 and the reduced oil and gas property basis after the second quarter and year-end 1998 full cost pool writedowns.

     Under full cost accounting rules, each quarter the Company is required to perform a ceiling test calculation. In determining the limitation on property carrying values, U.S. accounting rules require the discounting of estimated future net revenues from its proved reserves at 10% using constant current prices following the guidelines of the Securities and Exchange Commission ("SEC"). Due to the higher product prices in 1999, the Company did not have any ceiling

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

test limitations at either March 31, 1999 or June 30, 1999. However, at the end of the second quarter of 1998, the Company incurred a $165 million writedown of oil and natural gas properties, primarily due to the decline in oil prices during the first half of 1998.

     The  Company  also  provides  for  the  estimated   future  costs  of  well
abandonment and site reclamation, net of any anticipated salvage, on a unit-of-production basis. This provision is included in DD&A expense.

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
---------------------------------   --------------------      -----------------
AMOUNTS IN THOUSANDS EXCEPT PER
 BOE                                  1999        1998         1999     1998
---------------------------------   -------     --------      -------  --------
Depletion and depreciation          $ 5,542     $ 15,972     $ 10,800  $ 28,270
Site restoration provision               68           99          145       188
                                    -------     --------     --------  --------
Total amortization                  $ 5,610     $ 16,071     $ 10,945  $ 28,458
                                    -------     --------     --------  --------
Average DD&A cost per BOE           $  3.85     $   8.05     $   3.85  $   7.25
---------------------------------   -------     --------     --------  --------

                                  Income Taxes

     Due to a net operating loss of the Company for tax purposes, the Company does not have any current tax provision. In addition, as a result of the net pre-tax loss of $2.5 million for the six months ended June 30, 1999, an income tax provision for that period using the effective tax rate of 37% would have resulted in a $939,000 income tax benefit and an increase to the deferred tax asset. Since the Company currently has a large tax net operating loss and it is uncertain whether this total tax asset will ultimately be realized, the Company has provided a valuation allowance for the tax benefit generated in the first six months of 1999, resulting in no effective income tax provision.

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
---------------------------------   --------------------      -----------------
                                      1999        1998         1999      1998
---------------------------------   ---------   --------      -------  --------
Deferred income tax benefit
  (thousands)                       $       -   $(50,245)     $     -  $(50,618)
Average income tax costs
  (benefit) per BOE                         -   $ (25.18)           -  $ (12.90)
Effective tax rate                          -         29%           -       29%
---------------------------------   ---------   --------      -------  --------

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                         Summary Operating and BOE Data

     As a result of the $165 million writedown of oil and natural gas properties as of June 30, 1998, net income increased during 1999 for both the second quarter and the first six months, when compared to 1998. However, there are several other factors also discussed above which had an impact on the results of operations.

                                         Three Months Ended   Six Months Ended
                                               June 30,            June 30,
---------------------------------------  ------------------  -----------------
AMOUNTS IN THOUSAND EXCEPT PER SHARE
  AMOUNTS                                  1999      1998      1999      1998
---------------------------------------  -------  ---------  -------- ---------
Net income (loss)                        $   492  $(121,939) $ (2,537)$(122,619)

Net income (loss) per common share:
   Basic                                 $  0.01  $   (4.57) $  (0.07)$   (4.89)
   Diluted                                  0.01      (4.57)    (0.07)    (4.89)

Cash flow from operations (1)            $ 6,598  $   9,052  $  9,095 $  20,507
---------------------------------------  -------- ---------  -------- ---------

(1) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

     The following table summarizes the cash flow, DD&A and results of operations on a BOE basis for the comparative periods. Each of the individual components are discussed above.

                                         Three Months Ended    Six Months Ended
                                              June 30,              June 30,
---------------------------------------  -------------------   ----------------
Per BOE Data                               1999       1998      1999     1998
---------------------------------------  --------   --------   ------   -------
  Oil and natural gas revenue            $  12.26   $  11.28   $ 11.44  $ 12.15
  Production expenses                       (4.45)     (4.06)    (4.34)   (4.07)
---------------------------------------  --------   --------   -------  -------
  Production netback                         7.81       7.22      7.10     8.08
  General and administrative                (1.25)     (0.96)    (1.36)   (0.99)
  Interest and other income (expense)       (2.22)     (1.72)    (2.65)   (1.87)
---------------------------------------  --------   --------   -------  -------
      Cash flow from operations(1)           4.34       4.54      3.09     5.22
  DD&A                                      (3.85)     (8.05)    (3.85)   (7.25)
  Deferred income taxes                         -      25.18         -    12.90
  Writedown of oil and natural gas
    properties                                  -     (82.69)        -   (42.04)
  Other non-cash items                      (0.15)     (0.09)    (0.13)   (0.07)
---------------------------------------  --------   --------   -------  -------
      Net income (loss)                  $   0.34   $ (61.11)  $ (0.89) $(31.24)
---------------------------------------  --------   --------   -------  -------

(1) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

                             Market Risk Management

     The Company uses fixed and variable rate debt to partially finance budgeted expenditures. These agreements expose the Company to market risk related to changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. The carrying and fair value of these debt instruments have not changed significantly since year-end. The Company also enters into various financial contracts to hedge its exposure to

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

commodity price risk associated with anticipated future oil and natural gas production. These contracts consist of price ceilings and floors, no-cost collars and fixed price swaps.

     During June and July 1998, the Company entered into two no-cost financial contracts ("collars") to hedge a total of 40 million cubic feet of natural gas per day ("Mmcf/d"). The Company collected $539,000 on these financial contracts, which have now expired, during the first half of 1999. During December 1998, the Company extended these natural gas hedges through December 2000 by entering into an additional no-cost collar with a floor price of $1.90 per MMBtu and a ceiling price of $2.58 per MMBtu for the period of July 1999 through December 2000. This contract hedges 25 MMcf/d for the months of July and August 1999 and 30 MMcf/d for each month thereafter. This contract covers over 100% of the Company's current net natural gas production. Based on the futures market prices at June 30, 1999, the Company would expect to pay approximately $422,000 on these commodity contracts during the remaining term because a portion of the futures market prices at June 30, 1999 exceeded the ceiling on the contract collars.

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

     During March and April 1999, the Company entered into two no-cost financial contracts to hedge a portion of its oil production. The first contract was a fixed price swap for 3,000 Bbls/d for the period of April through December, 1999 at a price of $14.24 per Bbl. The second contract was a collar to hedge 3,000 Bbls/d for the period of May, 1999 through December, 2000 with a floor price of $14.00 per Bbl and a ceiling price of $18.05 per Bbl. The Company paid approximately $540,000 on the first contract during the second quarter of 1999 which lowered the effective net oil price received during that quarter by $0.51 per barrel. When combined with the amount received on the gas contracts, the Company paid a net amount of $1,000 during the first six months of 1999 on its commodity hedges. These two oil financial contracts hedge approximately 50% of the Company's current oil production.

     These contracts in effect at June 30, 1999 expire at various dates, with the latest being December 2000. Gain or loss on these derivative commodity contracts would be offset by a corresponding gain or loss on the hedged commodity positions. Based on the futures market prices at June 30, 1999, the Company would expect to pay approximately $3.5 million on the oil hedge contracts and pay approximately $422,000 on the natural gas hedge contracts. If the futures market prices were to increase 10% from those in effect at June 30, 1999, the Company would be required to make additional cash payments under the commodity contracts of approximately $5.7 million. If the futures market prices were to decline 10% from those in effect as June 30, 1999, the Company would neither pay or receive anything under the natural gas commodity contracts and reduce the payments due under the oil contracts by $1.8 million.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                                Year 2000 Update

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

     The Company is continuing to conduct in-house testing of the core systems and non-information technology, and to date either all systems tested have adequately addressed possible Year 2000 scenarios or the Company has a plan in place to remedy the deficiency. The Company expects testing to be completed during the third quarter of 1999. After the completion of its Year 2000 review and testing, the Company will further develop a contingency plan as required, including replacing or upgrading by December 31, 1999 any system incapable of addressing the Year 2000. This final step is also expected to be completed during the third quarter of 1999.

     Although the effects of Year 2000 issues cannot be predicted with certainty, the Company believes that the potential impact, if any, of such events will, at most, require employees to manually complete otherwise automated tasks or

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

     The Company has initiated the third party integration phase and will continue to have formal communications with its significant suppliers, business partners and key customers to determine the extent to which the Company is vulnerable to either the third parties' or its own failure to correct their Year 2000 issues. The Company has been communicating with such third parties to keep them informed of the Company's internal assessment of its Year 2000 review and plans. This portion of the review and discussions with third parties is expected to be completed during the third quarter of 1999. To date, more than one-half of these third parties have provided certain favorable representations as to their Year 2000 readiness and received similar representations from the Company. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted or that the conversion will be compatible with the Company's systems. However, after reviewing and estimating the effects of such events, the Company's contingency plan involves identifying and arranging for other vendors, purchasers and third party contractors to provide such services, if necessary, in order to maintain its normal operations.

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

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

                           Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     Denbury's annual meeting of shareholders was held on May 19, 1999 for the purpose of considering the following proposals: 1) the election of seven nominees to serve as Directors of Denbury for one-year terms to expire at the 2000 annual meeting of stockholders and 2) the appointment of Deloitte and Touche LLP as auditors for the ensuing year and the authorization of the directors to fix their remuneration as such. At the record date, 26,801,680 shares of common stock were outstanding and entitled to one vote per share upon all matters submitted at the meeting.

     With respect to proposal 1 above, the votes were cast as follows:

     NOMINEES FOR DIRECTORS      FOR          AGAINST      ABSTENTIONS
     ----------------------- ------------   -----------   -------------
     Ronald G. Greene          22,897,443        -               12,445
     David Bonderman           22,897,443        -               12,445
     Wilmot L. Matthews        22,897,443        -               12,445
     William S. Price, III     22,897,443        -               12,445
     Gareth Roberts            22,897,443        -               12,445
     David M. Stanton          22,897,443        -               12,445
     Wieland F. Wettstein      22,897,443        -               12,445

      With respect to proposal 2 above, the votes were cast as follows:

          FOR          AGAINST      ABSTENTIONS
      ------------   -----------    ------------
         22,898,488      -             11,400

Item 6.  Exhibits and Reports on Form 8-K during the Second Quarter of 1999

   Exhibits:
   ---------

      10 Form of indemnification agreement between Denbury Resources Inc. and its officers and directors.

      27       Financial Data Schedule (EDGAR version only).

   Reports on Form 8-K:
   --------------------

      None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DENBURY RESOURCES INC.
                                              (Registrant)



                                    By:
                                       -------------------------------
                                              Phil Rykhoek
                                          Chief Financial Officer



                                    By:
                                       -------------------------------
                                              Mark C. Allen
                                     Chief Accounting Officer & Controller


Date: August 11, 1999