Form 10-Q
period 1999-09-30
DENBURY RESOURCES INC
filed 1999-11-09
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
                             ----------------------

(Mark One)
    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding  at  October  31, 1999
         -----                               ----------------------------------
Common Stock, $.001 par value                            45,646,968

                             DENBURY RESOURCES INC.

                                      INDEX


Part I.  Financial Information                                          Page


   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets at September 30, 1999
          (Unaudited) and December 31, 1998                               3

      Condensed  Consolidated  Statements of  Operations  for
          the Three and Nine Months ended September 30, 1999
          and 1998 (Unaudited)                                            4

      Condensed Consolidated Statements of Cash Flows for the
          Nine Months ended September 30, 1999 and 1998 (Unaudited)       5

      Notes to Condensed Consolidated Financial Statements                6-8

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9-21

   Item 3. Quantitative and Qualitative Disclosures about
             Market Risk                                                  21

 Part II.  Other Information

   Item 6. Exhibits and Reports on Form 8-K                              22

   Signatures                                                            23

                             DENBURY RESOURCES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands of U.S. dollars except share amounts)

                                                     September 30,  December 31,
                                                          1999         1998
                                                     ------------   ------------
                                                     (Unaudited)
                                Assets
Current assets
   Cash and cash equivalents                         $     6,449    $     2,049
   Accrued production receivable                          13,291          5,495
   Trade and other receivables                             4,538         16,390
                                                     ------------   ------------
      Total current assets                                24,278         23,934
                                                     ------------   ------------
Property and equipment (using full cost accounting)
   Oil and gas properties                                564,578        508,571
   Unevaluated oil and gas properties                     50,519         65,645
   Less accumulated depreciation and depletion          (410,694)      (393,552)
                                                     ------------   ------------
      Net property and equipment                         204,403        180,664
                                                     ------------   ------------

Other assets                                              10,758          8,261
                                                     ------------   ------------

           Total assets                              $   239,439    $   212,859
                                                     ============   ============

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities
   Accounts payable and accrued liabilities          $    10,655    $    13,570
   Oil and gas production payable                          6,748          5,118
                                                     ------------   ------------
      Total current liabilities                           17,403         18,688
                                                     ------------   ------------

Long-term liabilities
   Long-term debt                                        152,500        225,000
   Provision for site reclamation costs                    1,618          1,436
   Other liabilities                                         514            -
                                                     ------------   ------------
      Total long-term liabilities                        154,632        226,436
                                                     ------------   ------------

Stockholders' equity (deficit)
   Preferred  stock, $.001 par value, 25,000,000
     shares authorized; none issued and outstanding         -              -
   Common  stock, $.001 par value, 100,000,000
     shares authorized; 45,646,968 and 26,801,680
     shares issued and outstanding at September
     30, 1999 and December 31, 1998, respectively             46             27
   Paid-in capital in excess of par                      327,552        227,769
   Accumulated deficit                                  (260,194)      (260,061)
                                                     ------------   ------------
      Total stockholders' equity (deficit)                67,404        (32,265)
                                                     ------------   ------------

      Total liabilities and stockholders'
         equity(deficit)                             $   239,439    $   212,859
                                                     ============   ============



   (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                           (Unaudited - U.S. dollars)


                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    ------------------     -------------------
                                      1999      1998         1999      1998
                                    --------- --------     --------  ---------
Revenues
   Oil, gas and related product
      sales                         $  22,040 $ 19,263     $ 54,601  $  66,959
   Interest and other income              338      336        1,069      1,078
                                    --------- --------     --------  ---------
           Total revenues              22,378   19,599       55,670     68,037
                                    --------- --------     --------  ---------
Expenses
   Production                           7,881    6,819       20,223     22,782
   General and administrative           1,773    1,543        5,333      4,996
   Interest                             3,492    4,419       12,170     12,788
   Depletion and depreciation           6,704    9,070       17,649     37,528
   Franchise taxes                        124      171          428        603
   Writedown of oil and gas
      properties                            -        -            -    165,000
                                    --------- --------     --------  ---------
            Total expenses             19,974   22,022       55,803    243,697
                                    --------- --------     --------  ---------

Income (loss) before income taxes       2,404   (2,423)        (133)  (175,660)
Income tax benefit                          -        -            -     50,618
                                    --------- --------     --------  ---------

Net income (loss)                   $   2,404 $ (2,423)    $   (133) $(125,042)
                                    ========= ========     ========  =========

Net income (loss) per common share
   Basic                            $    0.05 $ (0.09)     $   0.00  $   (4.88)
   Diluted                               0.05   (0.09)         0.00      (4.88)

Average number of common shares
  outstanding
   Basic                               45,587   26,743       38,001     25,631
   Diluted                             45,589   26,895       38,085     26,037


   (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)

                                                         Nine Months Ended
                                                          September 30,
                                                     ------------------------
                                                        1999          1998
                                                     ----------     ---------
Cash flow from operating activities:
   Net loss                                          $     (133)    $(125,042)
   Adjustments needed to reconcile to net cash flow
     provided by operations:
       Depreciation, depletion and amortization          17,649        37,528
       Writedown of oil and gas properties                    -       165,000
       Deferred income taxes                                  -       (50,618)
       Other                                              1,126           456
                                                     ----------     ---------
                                                         18,642        27,324
   Changes in working capital items relating to
     operations:
       Accrued production receivable                     (7,796)       1,416
       Trade and other receivables                       11,852        1,987
       Other assets                                      (1,798)           -
       Accounts payable and accrued liabilities          (2,915)      (8,591)
       Oil and gas production payable                     1,630        1,145
                                                     ----------     --------

Net cash provided by operations                          19,615       23,281
                                                     ----------     --------

Cash flow used for investing activities:
   Oil and gas expenditures                             (22,281)     (80,222)
   Acquisition of oil and gas properties                (18,995)     (13,460)
   Net purchases of other assets                         (1,109)        (908)
   Disposition of oil and gas properties                    395            -
                                                     ----------     --------

Net cash used for investing activities                  (41,990)     (94,590)
                                                     ----------     --------
Cash flow from financing activities:
   Bank repayments                                     (100,000)    (200,000)
   Bank borrowings                                       27,500       50,000
   Issuance of senior subordinated debt                       -      125,000
   Issuance of common stock                              99,802       94,657
   Costs of debt financing                                    -       (3,402)
   Other                                                   (527)         (22)
                                                     ----------     --------

Net cash provided by financing activities                26,775       66,233
                                                     ----------     --------
Net increase (decrease) in cash and cash equivalents      4,400       (5,076)

Cash and cash equivalents at beginning of period          2,049        9,326
                                                     ----------     --------

Cash and cash equivalents at end of period           $    6,449     $  4,250
                                                     ==========     ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest          $    9,813     $ 11,374
                                                     ==========     ========


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

     Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of September 30, 1999 and the consolidated results of its operations for the three and nine months ended
September 30, 1999 and 1998 and its cash flow for the nine months ended September 30, 1999 and 1998.

2.   NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options, stock warrants, and any other convertible securities outstanding. For the three and nine month periods ended September 30, 1999 and 1998, there were no adjustments to net income for purposes of calculating diluted net income (loss) per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income (loss) per common share calculations for the three and nine month periods ended September 30, 1999 and 1998 (shares in thousands).

                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                ------------------    -----------------
                                  1999      1998       1999      1998
                                --------  --------    -------  --------
Weighted average common
   shares - basic                 45,587    26,743     38,001    25,631

Potentially dilutive securities:
   Stock options                       2       123         84       361
   Stock warrants                      -        29          -        45
                                --------  --------    -------  --------
Weighted average common
   shares - diluted               45,589    26,895     38,085    26,037
                                ========  ========    =======  ========

     Due to the losses incurred by the Company for the nine months ended September 30, 1999, and for the three and nine months ended September 30, 1998, any dilutive effect from stock options and stock warrants would be antidilutive to the calculation of diluted net income (loss) per common share and therefore are excluded from the calculation for those periods.

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. NOTES PAYABLE AND LONG-TERM INDEBTEDNESS

                                                     September 30,  December 31,
                                                          1999         1998
                                                       -----------   ---------
                                                       (Amounts in thousands)
                                                       (Unaudited)
9% Senior Subordinated Notes Due 2008                  $   125,000   $ 125,000
Senior bank loan                                            27,500     100,000
                                                       -----------   ---------
          Total long-term debt                         $   152,500   $ 225,000
                                                       ===========   =========

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

     The sale of common stock to TPG was also completed on April 21, 1999. As a result of this equity transaction, TPG's pro-rata ownership of the outstanding common stock of the Company increased from 32% to 60%. The Company intends to use the proceeds from the equity sale for acquisitions, although in the interim, the funds have been used to reduce its outstanding bank debt.

6. PRODUCT PRICE HEDGING CONTRACTS

     During the first quarter of 1999, the Company collected $539,000 on two no-cost financial contracts ("collars") that hedged a total of 40 million cubic feet of natural gas per day ("MMcf/d"), the last of which expired in August 1999. In December 1998 the Company purchased a natural gas hedge for the period of July 1999 through December 2000 which consists of a no-cost collar with a floor price of $1.90 per MMBtu and a ceiling price of $2.58 per MMBtu. This contract hedged 25 MMcf/d for the months of July and August 1999 and 30 MMcf/d for each month thereafter. In

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 1999, the Company retired 4 MMcf/d of the 30 MMcf/d of this contract for the months of November 1999 through March 2000 at a cost of approximately $312,000. For some periods, this contract covers over 100% of the Company's current net natural gas production. During the third quarter of 1999, the Company paid $370,000 on these contracts, resulting in a net year to date out of pocket cost of $80,000 on the natural gas hedges, including the cost of the buyout in September. Based on the futures market prices at September 30, 1999, the Company would expect to pay approximately $1.7 million on these commodity contracts during the remaining term because certain futures market prices at September 30, 1999 exceeded the ceiling on the contract collars.

     During the fourth quarter of 1998, the Company also modified certain of its oil sales contracts. The new contracts, which are generally for a period of eighteen months, provide that approximately 1/3 of the Company's oil production as of September 30, 1999, has a price floor of between $8.00 and $10.00 per Bbl. This equates to a NYMEX oil price of between $15.00 and $16.00 per Bbl. As compensation for the price floors, the contracts provide that the Company's discount to NYMEX increases as oil prices rise.

     During March and April 1999, the Company entered into two collars to hedge a portion of its oil production. The first contract was a fixed price swap for 3,000 Bbls/d for the period of April through December, 1999 at a price of $14.24 per Bbl. The second contract was a collar to hedge 3,000 Bbls/d for the period of May, 1999 through December, 2000 with a floor price of $14.00 per Bbl and a ceiling price of $18.05 per Bbl. The Company paid approximately $540,000 and $3.4 million on these contracts during the second and third quarters respectively, which lowered the effective net oil price received by the Company during those periods by $0.51 and $2.95 per barrel, respectively. These two oil financial contracts hedge slightly less than 45% of the Company's current oil production. Based on the futures market prices at September 30, 1999, the Company would expect to pay approximately $8.1 million over the remaining terms of the oil hedge contracts.

     In the aggregate, the Company paid a net amount of $4.1 million during the first nine months of 1999 on its commodity hedges. For further discussion regarding the Company's derivative financial instruments, see "Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

SIGNIFICANT 1999 EVENTS

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

     The sale of common stock to TPG was also completed on April 21, 1999. As a result of this transaction, TPG's pro-rata ownership of the outstanding common stock of the Company increased from 32% to 60%. The Company had approximately
45.6 million common shares outstanding as of September 30, 1999. The Company intends to use the proceeds from the TPG equity sale for acquisitions, although in the interim, the funds were used to reduce its outstanding bank debt.

     FEBRUARY 1999 AMENDMENT TO BANK CREDIT FACILITY. On February 19, 1999, the Company completed an amendment to its credit facility with Bank of America, as agent for a group of eight other banks. This amendment set the borrowing base at $110 million, of which $60 million was considered by the banks to be within their normal credit guidelines. The credit facility continued with its other restrictions, such as a prohibition on the payment of dividends and a prohibition on most debt, liens and corporate guarantees. This amendment:

     o    provided  certain relief on the minimum  equity and interest  coverage tests;
     o changed the facility to one secured by substantially all of the Company's oil and natural gas properties;
     o required that as long as the borrowing base is larger than a borrowing base that conforms to normal credit guidelines (currently $60 million), that at least 75% of the funds borrowed subsequent to the closing of the TPG purchase must be used for either qualifying acquisitions or capital expenditures made to maintain, enhance or develop its proved reserves ("Qualified Purpose"); and
     o increased the interest rate to a range from LIBOR plus 1.0% to LIBOR plus 1.75% (depending on the amounts outstanding) and LIBOR plus 2.125% on all debt if the outstanding debt exceeds the borrowing base under normal credit guidelines, currently set at $60 million.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     After the repayment of the credit facility in April, 1999 with the proceeds from the sale of common stock to TPG, there was approximately $9.6 million outstanding on the facility, leaving a total borrowing capacity at that time of approximately $100 million. Since April, the Company has borrowed a total of $17.9 million on this facility for two acquisitions, resulting in $27.5 million of outstanding bank debt as of September 30, 1999. At the October 1, 1999 re-determination of the borrowing base, the conforming borrowing base of $60 million and the total borrowing base of $110 million were re-affirmed, leaving the Company with a total borrowing capacity of $82.5 million as of October 1, 1999. The Company also made a slight modification to the bank agreement as of September 30, 1999 which reduced from $25 million to $15 million the amount that could be borrowed by the Company for expenditures other than a Qualified Purpose. To date during 1999, all of the Company's borrowings have been for a Qualified Purpose.

     The next scheduled borrowing base re-determination will be as of April 1, 2000. There can be no assurance that the banks will not reduce the borrowing base at that time, as such redetermination will depend on current and expected oil and natural gas prices at that time, the Company's development and acquisition results during 1999, the then current level of debt and several other factors, some of which are beyond the Company's control.

CAPITAL RESOURCES AND LIQUIDITY

     As a result of depressed oil prices in 1998 which continued into the first part of 1999, the Company's cash flow and results of operations were significantly adversely effected during 1998 and the first quarter of 1999. This reduction in cash flow also contributed to an increase in the Company's debt levels, which as a multiple of cash flow, were at historic highs as of March 31, 1999. Because of the downturn in the oil and gas industry during 1998, resulting from the decreases in oil and natural gas prices, the Company sought additional capital and in December 1998 entered into an agreement to sell $100 million of common shares to TPG. This sale of equity was approved by stockholders on April 20, 1999 and closed on April 21, 1999 (see "1999 Sale of Equity and Move of Domicile" above).

     As a result of the equity infusion, the Company's bank debt was reduced by $100 million and the Company's stockholders' deficit was eliminated. As of September 30, 1999, the Company had positive stockholders equity of $67.4 million and $27.5 million of bank debt outstanding, leaving $82.5 million available on the bank credit facility. In addition, oil prices have climbed from a first quarter average NYMEX price of approximately $13.00 per Bbl to a third quarter average NYMEX price of approximately $21.68 per Bbl. The Company's net oil price has increased from a first quarter average of $9.22 per Bbl to a third quarter average of $13.63 per Bbl. The Company's net oil price is less than the NYMEX price due to several factors, including transportation costs, the average gravity of the oil, the sulphur content and other factors. The net prices have also been impacted by the effect of oil hedges, particularly in the third quarter (see "Market Risk Management").

     Both the improved product prices and the reduction of debt have had a positive impact on the Company's earnings and cash flow for the second and third quarters of 1999 and will continue to impact future periods. These prices will allow the Company to pursue oil development opportunities that were uneconomical at the low oil prices which prevailed in the second half of 1998 and first quarter of 1999. However, there can be no assurance that the recent increase in oil prices will be sustained. In addition, with the funds made available by the equity sale to TPG, the Company intends to pursue oil and gas acquisitions which, if accomplished, should also be accretive to the Company's operating results. During the first nine months of 1999, the Company spent a total of $19.0 million on acquisitions which were producing approximately 2,200 BOE/d as of early October 1999. However, there can be no assurance that suitable acquisitions will be identified in the future or that any such acquisitions will be successful in achieving desired profitability objectives. Without suitable acquisitions or the capital to fund such acquisitions, the Company's future growth could be limited or even eliminated.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     The Company's current development budget for 1999 has been increased slightly to $38.5 million as a result of the improved product prices and the addition of several development wells at Heidelberg scheduled for the latter part of the fourth quarter. Preliminarily, the Company has budgeted approximately $60 million for 2000, with a substantial portion of these expenditures relating to facilities and workovers, with the majority to be spent on the waterflood units at Heidelberg. Approximately 25% to 30% of the preliminary 2000 budget relates to development drilling and an additional 10% of the budget is devoted to exploratory drilling, seismic or other exploratory type expenditures. However as in 1999, the general intent is to minimize the use of the bank credit facility for anything other than acquisitions. Although the level of the Company's projected cash flow is highly variable and difficult to predict due to volatility in product prices, the success of its drilling and developmental work and other factors, the Company does not expect its development spending in either 1999 or 2000 to cause debt to increase substantially. The Company also expects that this spending level should be sufficient to cause a slight increase in production levels throughout the year 2000. Furthermore, if acquisitions are unavailable at attractive rates, the Company does have an inventory of potential development projects that it could commence, subject to the availability and allocation of capital resources.

SOURCES AND USES OF FUNDS

     During the first three  quarters of 1999,  the Company spent  approximately
$22.3 million on exploration and development expenditures and approximately $19.0 million on acquisitions. The exploration and development expenditures included approximately $3.3 million spent on drilling, $4.8 million on geological, geophysical and acreage expenditures and $14.2 million on facilities and workover costs. These expenditures were funded primarily by cash flow from operations.

     In contrast, during the first three quarters of 1998 the Company spent approximately $80.2 million on oil and natural gas development expenditures and approximately $13.5 million on acquisitions. The development expenditures included approximately $48.7 million spent on drilling, $17.1 million on geological, geophysical and acreage expenditures and $14.4 million spent on facilities and workover costs. These expenditures were funded by cash flow from operations and bank debt.

RESULTS OF OPERATIONS

                                Operating Income

     Production volumes were lower on a BOE basis during both the three and nine month periods ended September 30, 1999 when compared to the corresponding periods in 1998. These declines in production are generally the result of the curtailment in spending during the last half of 1998 after the decline in oil prices, although production has increased each quarter during 1999. Correspondingly, operating income was also less during the nine month period ended September 30, 1999 as compared to the comparable period in 1998, although increased oil prices over the past six months were sufficient to offset the reduced production for the third quarter of 1999 when compared to the third quarter of 1998. These statistics and other data are set forth in the following chart.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
---------------------------------  --------------------     ------------------
                                     1999        1998         1999      1998
---------------------------------  ---------   --------     --------   -------
OPERATING INCOME (THOUSANDS)
   Oil sales                       $  15,673   $ 10,921     $ 36,649   $41,748
   Natural gas sales                   6,367      8,342       17,952    25,211
   Less production taxes              (1,139)      (739)      (2,568)   (3,350)
   Less lease operating expenses      (6,742)    (6,080)     (17,655)  (19,432)
                                   ---------   --------     --------   -------
       Operating income            $  14,159   $ 12,444     $ 34,378   $44,177
                                   ---------   --------     --------   -------
UNIT PRICES
   Oil price per barrel ("Bbl")    $   13.63   $   9.30     $  11.73   $ 10.64
   Gas price per thousand cubic
     feet ("Mcf")                       2.54       2.28         2.33      2.35

NETBACK PER BOE (1):
   Sales price                     $   14.06   $  10.79     $  12.38   $ 11.73
   Production taxes                    (0.73)     (0.41)       (0.58)    (0.59)
   Lease operating expenses            (4.30)     (3.41)       (4.00)    (3.40)
                                   ---------   --------     --------   -------
       Production netback          $    9.03   $   6.97     $   7.80   $  7.74
                                   ---------   --------     --------   -------
AVERAGE DAILY PRODUCTION VOLUME:
   Bbls                               12,500     12,764       11,449    14,373
   Mcf                                27,204     39,829       28,270    39,255
   BOE                                17,034     19,402       16,160    20,916
---------------------------------  ---------   --------     --------   -------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").


     Production for the third quarter of 1999 averaged 17,034 BOE/d, an increase of 6% from the second quarter of 1999 rate of 16,013 BOE/d and an increase of 10% from the first quarter average of 15,417 BOE/d. The production levels in 1999 are less than the comparable periods in 1998 because production declined each quarter during the last half of 1998 after spending was curtailed during that period due to the low oil prices. This trend was reversed in 1999 with improved oil prices.

     During the third quarter of 1999, the Company realized approximately 900 BOE/d of additional production from its recent acquisitions at KingBee and Little Creek Fields in Mississippi and should realize an additional production increase in the fourth quarter of 1999 as the Little Creek Field was purchased midway through the third quarter. The Company has also had production increases throughout 1999 at its Heidelberg Field, primarily from the two waterflood units. Activity on the East Heidelberg waterflood unit commenced in early 1998 and production on this unit has increased from approximately 250 Bbls/d in the summer of 1998 to approximately 1,800 Bbls/d for the month of September, 1999. The total production at Heidelberg averaged 6,140 BOE/d for the third quarter of 1999 as compared to 5,626 BOE/d for the prior quarter and 4,200 BOE/d for the third quarter of 1998. The production increase in the third quarter represents the seventh consecutive quarterly increase at this field since it was acquired in late 1997. Production for this field averaged 2,900 BOE/d for the fourth quarter of 1997 just prior to being acquired by Denbury.

     Production during the third quarter of 1999 from the Company's other key prior acquisition, the properties acquired from Amerada Hess in 1996, averaged 3,952 BOE/d. This compares to 4,081 BOE/d for the prior quarter and 7,600

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

BOE/d for the third quarter of 1998. The production on these properties peaked in the second quarter of 1998 at 9,730 BOE/d and have declined since that time due to normal production declines on horizontal oil wells drilled at Eucutta Field in late 1997 and early 1998 and the lack of subsequent development work to replace this production.

     Oil and gas revenue for the nine month period ended September 30, 1999 decreased primarily as a result of the decrease in production when compared to the comparable period in 1998. Although oil prices were approximately 10% higher in the first nine months of 1999 as compared to 1998, they were not high enough to offset the decrease in prodution. In general, oil prices gradually declined throughout 1998 and did not begin to recover until late in the first quarter of 1999. In contrast, prices generally improved throughout 1999 resulting in a net oil price that was 47% higher and a net average gas price that was 11% higher for the third quarter of 1999 as compared to the third quarter of 1998. This more than offset the 12% shortfall in overall production and as a result, the oil and gas revenue was 14% higher for the third quarter of 1999 than the comparable quarter in 1998. Included in the third quarter of 1999 net oil price is a $3.4 million loss on oil hedging, which equates to approximately $2.95 per Bbl. The majority of this loss relates to a 3,000 Bbls/d swap at $14.24 per Bbl which ends in December 1999. The Company also realized a $370,000 loss on its gas hedge and retired four MMBtu/d of its 30 MMBtu/d gas hedge for the period of November 1999 through March 2000 during the third quarter at a total cost of $312,000. The combined result of these two items lowered the net realized natural gas price by approximately $0.27 per Mcf for the third quarter.

     Production taxes and operating expenses decreased by $2.6 million or 11% between the nine month periods ended September 30, 1999 and 1998 as a result of cost saving measures, shutting-in certain wells and an overall decline in production, all at least indirectly attributable to the decline in oil prices. Approximately 30% of the decrease between these periods was attributable to a decrease in production taxes which are primarily based on oil and natural gas revenues. On a BOE basis, operating expenses increased for the nine month periods due to the declines in production.

     For the third quarter of 1999, production taxes and lease operating expense increased by $1.1 million or 16% as compared to the third quarter of 1998. This increase was a result of several wells being returned to production, an increase of $400,000 in production taxes ($0.32 per BOE) and the addition of the Little Creek Field during the third quarter of 1999 which has higher operating cost per barrel because of the tertiary recovery operations. Operating expenses showed a similar increase when comparing the third quarter of 1999 to the prior quarter. For the properties acquired from Amerada Hess, the operating expenses declined from the 1996 level of $5.35 per BOE to $3.39 per BOE for 1998, but increased to $4.49 for the first nine months of 1999 as a result of the production declines. Operating expense per BOE on the Heidelberg Field acquired from Chevron have decreased from their initial level of $6.38 per BOE when acquired in late 1997 to an average of $5.04 per BOE during 1998 to an average of $4.97 per BOE for the first nine months of 1999. These reductions result from general cost saving measures and increased productivity per well through overall production increases at Heidelberg.

                       General and Administrative Expenses

     General and administrative ("G&A") expenses increased slightly as set forth below:

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                                   Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
--------------------------------   ------------------     -------------------
                                     1999      1998         1999       1998
--------------------------------   --------  --------     --------   --------
NET G&A EXPENSES (THOUSANDS)
   Gross expenses                  $  5,232  $  4,631     $ 14,654   $ 14,382
   State franchise taxes                124       171          428        603
   Operator overhead charges         (2,680)   (2,455)      (7,195)    (7,375)
   Capitalized exploration
     expenses                          (779)     (633)      (2,126)    (2,011)
                                   --------  --------     --------   --------
      Net expenses                 $  1,897  $  1,714     $  5,761   $  5,599
                                   --------  --------     --------   --------

Average G&A cost per BOE           $   1.21  $   0.96     $   1.31   $   0.98

Employees as of September 30            218       208          218        208
--------------------------------   --------  --------     --------   --------

     Gross G&A expenses increased 13% between the third quarter of 1998 and 1999 and 2% between the first nine months of 1998 and 1999. When comparing the year to date amounts, there were not any significant changes in either gross cost or the amounts allocated as operator overhead. Generally, the Company was very active during the first part of 1998 but then significantly reduced its field expenditures and activity at the end of the second quarter of 1998 due to the decline in oil prices. The activity level has gradually resumed in 1999, beginning with the second quarter, as a result of the improved product prices. Therefore the year-to-date comparison reveals only minor changes, although the trend is significantly different. This difference is outlined when comparing the respective third quarters, as there has been a 13% increase in gross cost in 1999 which is not quite offset by the 12% increase in the amounts recovered through operators overhead charges or capitalization, resulting in a net increase in G&A of 11% between the two periods. The single largest component of the increase was the reinstatement of a bonus accrual in the third quarter of 1999 as no accrual was made during the last half of 1998 or the first half of 1999. There were also increased consultant fees in 1999 as a result of the increased activity and increased rent expense as a result of increased space and the expiration of an old lease in May 1999 which had below market rates.

     As briefly discussed above, the net G&A is also affected by the amount of overhead charged during the period. The respective well operating agreements allow the Company, when it is the operator, to charge a well with a specified overhead rate during the drilling phase and to also charge a monthly fixed overhead rate for each producing well. As a result of the increased development activity in the third quarter of 1999 as compared to the same period in 1998, gross G&A recovered through these types of charges (listed in the above table as "Operator overhead charges") was higher in the third quarter of 1999. During the third quarter of 1998, approximately $2.5 million of gross G&A was recovered by operator overhead charges, while during the third quarter of 1999 this recovery increased to $2.7 million. On a BOE basis, G&A costs increased 26% from the third quarter of 1998 to the comparable quarter in 1999 and increased 34% from the first nine months of 1998 to the first nine months of 1999, primarily because of decreased production on both an absolute and per well basis.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                         Interest and Financing Expenses


                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
------------------------------------   ------------------   -------------------
AMOUNTS IN THOUSANDS EXCEPT PER BOE
  DATA                                   1999      1998        1999      1998
------------------------------------   --------  --------  ---------  ---------
Interest expense                       $  3,492  $  4,419  $  12,170  $  12,788
Non-cash interest expense                  (205)     (170)      (612)      (456)
                                       --------  --------  ---------  ---------
Cash interest expense                     3,287     4,249     11,558     12,332
Interest and other income                  (338)     (336)    (1,069)    (1,078)
                                       --------  --------  ---------  ---------
   Net interest expense                $  2,949  $  3,913  $  10,489  $  11,254
                                       --------  --------  ---------  ---------
Average net interest expense per BOE   $   1.88  $   2.19  $    2.38  $    1.97

Average debt outstanding               $147,363  $205,217  $ 178,585  $ 198,890
------------------------------------   --------  --------  ---------  ---------

     In December 1997, the Company borrowed $202 million to fund the Chevron Acquisition, resulting in $240 million of outstanding bank debt during January and most of February 1998. On February 26, 1998 this debt was refinanced with proceeds from the issuance of equity and subordinated notes, leaving a bank balance of $40 million for the rest of the first quarter of 1998, plus $125 million of debt from the issuance of the subordinated notes. Borrowing increased by $50.0 million during the second and third quarters of 1998 to fund $67.3 million of capital expenditures.

     In 1999, the Company began the year with $225 million of total debt and further increased this to $234.6 million by the end of the first quarter. This debt was reduced in April 1999 by $100 million with the proceeds from the TPG equity infusion (see "1999 Sale of Equity and Move of Domicile" above), although an additional $17.9 million was borrowed during the remainder of the second quarter and third quarter to fund acquisitions. The net result was a lower average level of debt when comparing both the respective third quarters and the year-to-date amounts for 1999 and 1998. The net effect on interest expense was a decrease of 21% when comparing the third quarters of 1999 and 1998 and a decrease of 5% when comparing the two nine month periods. On a BOE basis, interest expense decreased only 14% for the comparable third quarter periods and increased 21% for nine months periods as a result of the overall decline in production.

                  Depletion, Depreciation and Site Restoration

     The Company's depletion, depreciation and amortization ("DD&A") rate dropped from $5.08 per BOE for the third quarter of 1998 and $6.57 for the first nine months of 1998 to an average rate of $4.00 per BOE for the nine months ended September 30, 1999. This resulted from an increase in the proved reserve quantities since December 31, 1998 related to improved oil prices during 1999 and the reduced oil and gas property basis after the full cost pool writedowns at June 30, 1998 and December 31, 1998. The DD&A rate for the first six months of 1999 was $3.85 per BOE but was increased to a year to date average of $4.00 per BOE in the third quarter. The Company expects this rate to gradually increase over time as most projects are expected to have a finding and development cost in excess of $3.85 per BOE.

     Under full cost accounting rules, each quarter the Company is required to perform a ceiling test calculation. In determining the limitation on property carrying values, U.S. accounting rules require the discounting of estimated future net revenues from its proved reserves at 10% using constant current prices following the guidelines of the Securities and Exchange Commission ("SEC"). Due to the higher product prices in 1999, the Company did not have any ceiling

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

test limitations for any of the respective quarters. However, at June 30, 1998 and December 31, 1998, the Company incurred a $165 million and $115 million writedown of oil and natural gas properties, respectively, primarily due to the decline in oil prices during 1998.

     The  Company  also  provides  for  the  estimated   future  costs  of  well
abandonment and site reclamation, net of any anticipated salvage, on a unit-of-production basis. This provision is included in DD&A expense.

                                     Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
---------------------------------   --------------------      ----------------
AMOUNTS IN THOUSANDS EXCEPT PER
  BOE DATA                             1999        1998         1999     1998
---------------------------------   ---------   --------      -------  -------
Depletion and depreciation          $   6,667   $  8,984      $17,468  $37,254
Site restoration provision                 37         86          181      274
                                    ---------   --------      -------  -------
Total amortization                  $   6,704   $  9,070      $17,649  $37,528
                                    ---------   --------      -------  -------
Average DD&A cost per BOE           $    4.28   $   5.08      $  4.00  $  6.57
---------------------------------   ---------   --------      -------  -------

                                  Income Taxes

     Due to a net operating loss of the Company for tax purposes, the Company does not have any current tax provision. In addition, as a result of the net pre-tax loss of $133,000 for the nine months ended September 30, 1999, an income tax provision for that period using the effective tax rate of 37% would have resulted in a $49,000 income tax benefit and an increase to the deferred tax asset. Since the Company currently has a large tax net operating loss and it is uncertain whether this total tax asset will ultimately be realized, the Company has provided a valuation allowance for the tax benefit generated in the first nine months of 1999, resulting in no effective income tax provision.

                                     Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
---------------------------------   --------------------      -----------------
                                      1999        1998         1999      1998
---------------------------------   ---------   --------      -------  --------
Deferred income tax benefit
  (thousands)                       $   -       $   -         $   -    $(50,618)
Average income tax costs
  (benefit) per BOE                     -           -             -       (8.86)
Effective tax rate                      -           -             -          29%
---------------------------------   ---------   --------      -------  --------

                         Summary Operating and BOE Data

     Net income increased during 1999 for both the third quarter and the first nine months, when compared to 1998 as a result of improved operating results and as a result of the $165 million writedown of oil and natural gas properties as of June 30, 1998 . These and other factors are discussed in more detail above.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                                         Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
---------------------------------------  ------------------  -----------------
AMOUNTS IN THOUSAND EXCEPT PER SHARE
  AMOUNTS                                  1999      1998      1999      1998
---------------------------------------  --------  --------  -------- ---------
Net income (loss)                        $  2,404  $(2,423)  $  (133) $(125,042)
Net income (loss) per common share:
   Basic                                 $   0.05  $ (0.09)  $  0.00  $   (4.88)
   Diluted                                   0.05    (0.09)     0.00      (4.88)
Cash flow from operations (1)            $  9,547  $ 6,817   $18,642  $  27,324
---------------------------------------  --------  --------  -------- ---------

(1) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.


     The following table summarizes the cash flow, DD&A and results of operations on a BOE basis for the comparative periods. Each of the individual components are discussed above.

                                          Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
---------------------------------------  -------------------   ---------------
Per BOE Data                               1999       1998      1999    1998
---------------------------------------  --------   --------   ------  -------
  Oil and natural gas revenue            $  14.06   $  10.79   $12.38  $ 11.73
  Production taxes                          (0.73)     (0.41)   (0.58)   (0.59)
  Lease operating expenses                  (4.30)     (3.41)   (4.00)   (3.40)
---------------------------------------  --------   --------   ------  -------
  Production netback                         9.03       6.97     7.80     7.74
  General and administrative                (1.21)     (0.96)   (1.31)   (0.98)
  Net interest expense                      (1.88)     (2.19)   (2.38)   (1.97)
  Other                                      0.15         -      0.12       -
---------------------------------------  --------   --------   ------  -------
      Cash flow from operations(1)           6.09       3.82     4.23     4.79
  DD&A                                      (4.28)     (5.08)   (4.00)   (6.57)
  Deferred income taxes                         -          -        -     8.86
  Writedown  of  oil  and  natural  gas
    properties                                  -          -        -   (28.90)
  Other non-cash items                      (0.28)     (0.10)   (0.26)   (0.08)
---------------------------------------  --------   --------   ------  -------
      Net income (loss)                  $   1.53   $  (1.36)  $(0.03) $(21.90)
---------------------------------------  --------   --------   ------  -------

(1) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

                             Market Risk Management

     The Company uses fixed and variable rate debt to partially finance budgeted expenditures. These agreements expose the Company to market risk related to changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. The carrying and fair value of these debt instruments have not changed significantly since year-end. The Company also enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future oil and natural gas production. These contracts consist of price ceilings and floors, no-cost collars and fixed price swaps.

     During the first quarter of 1999, the Company collected $539,000 on two no-cost financial contracts ("collars") that hedged a total of 40 million cubic feet of natural gas per day ("MMcf/d"), the last of which expired in August 1999.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In December 1998 the Company purchased a natural gas hedge for the period of July 1999 through December 2000 which consists of a no-cost collar with a floor price of $1.90 per MMBtu and a ceiling price of $2.58 per MMBtu. This contract hedged 25 MMcf/d for the months of July and August 1999 and 30 MMcf/d for each month thereafter. In September 1999, the Company retired 4 MMcf/d of the 30 MMcf/d of this contract for the months of November 1999 through March 2000 at a cost of approximately $312,000. For some periods, this contract covers over 100% of the Company's current net natural gas production. During the third quarter of 1999, the Company paid $370,000 on these contracts, leaving a net year to date out of pocket cost of $80,000 on the natural gas hedges, including the cost of the buyout in September.

     During the fourth quarter of 1998, the Company also modified certain of its oil sales contracts. The new contracts, which are generally for a period of eighteen months, provide that approximately 1/3 of the Company's oil production as of September 30, 1999, has a price floor of between $8.00 and $10.00 per Bbl. This equates to a NYMEX oil price of between $15.00 and $16.00 per Bbl. As compensation for the price floors, the contracts provide that the Company's discount to NYMEX increases as oil prices rise.

     During March and April 1999, the Company entered into two collars to hedge a portion of its oil production. The first contract was a fixed price swap for 3,000 Bbls/d for the period of April through December, 1999 at a price of $14.24 per Bbl. The second contract was a collar to hedge 3,000 Bbls/d for the period of May, 1999 through December, 2000 with a floor price of $14.00 per Bbl and a ceiling price of $18.05 per Bbl. The Company paid approximately $540,000 and $3.4 million on these contracts during the second and third quarters respectively, which lowered the effective net oil price received by the Company during those periods by $0.51 and $2.95 per barrel, respectively. These two oil financial contracts hedge slightly less than 45% of the Company's current oil production.

     In the aggregate, the Company paid a net amount of $4.1 million during the first nine months of 1999 on its commodity hedges. These contracts in effect at September 30, 1999 expire at various dates, with the latest being December 2000. Gain or loss on these derivative commodity contracts would be offset by a corresponding gain or loss on the hedged commodity positions. Based on the futures market prices at September 30, 1999, the Company would expect to pay approximately $8.1 million on the oil hedge contracts and pay approximately $1.7 million on the natural gas hedge contracts. If the futures market prices were to increase 10% from those in effect at September 30, 1999, the Company would be required to make additional cash payments under the commodity contracts of approximately $7.1 million. If the futures market prices were to decline 10% from those in effect as September 30, 1999, the Company would reduce the payments due under the natural gas commodity contracts by $1.6 million and reduce the payments due under the oil contracts by $3.6 million.

                                Year 2000 Update

     Year 2000 issues relate to the ability of computer programs or equipment to accurately calculate, store or use dates after December 31, 1999. These dates can be handled or interpreted in a number of different ways, but the most common error is for the system to contain a two digit year which may cause the system to interpret the year 2000 as 1900. Errors of this type can result in system failures, miscalculations and the disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business. In response to the Year 2000 issues, the Company developed a strategic plan divided into the following phases: inventory, product compliance based on vendor representations and in-house testing, third party integration and development of a contingency plan.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     All of the Company's processing needs are handled by third party systems, none of which have been substantially modified and all of which have been purchased within the last few years. Therefore, the Company's initial review of its in-house systems with regard to Year 2000 issues required an inventory of its systems and a review of the vendor representations. The Company has completed this initial review of its information systems. The licensor of the Company's core financial software system has certified that such software is Year 2000 compliant. Additionally, the remaining significant software systems, various types of equipment and non-information technology have been reviewed, and based on vendor representations and / or in-house testing, are either compliant or are systems that are not date specific.

     The Company's non-information technology consists primarily of various oil and gas exploration and production equipment. The review of these systems has established that the primary non-information technology systems functions are either not date sensitive or are Year 2000 compliant based on vendor representations, and are therefore predicted to operate in customary manners when faced with Year 2000 issues. Furthermore, the Company has determined that in the event such systems are unable to address the Year 2000, employees can manually perform most, if not all, functions.

     In anticipation of Year 2000 issues, the Company also evaluated the Year 2000 readiness status of its third party service suppliers. In addition to reviewing Year 2000 readiness statements issued by the third parties handling the Company's processing needs, to date the Company has received, and is relying upon, Year 2000 readiness reports periodically issued by its financial services and electrical service providers, vendors and purchasers of the Company's oil and natural gas products. The Company, based on their representations, does not currently foresee material disruptions in the Company's business as a result of Year 2000 issues. Unanticipated prolonged losses of certain services, such as electrical power, could cause material disruptions for which no economically feasible contingency plan has been developed.

     In addition to seeking vendor representations regarding their products, the Company has also conducted limited in-house testing of its primary core systems and non-information technology, and either all systems tested have adequately addressed possible Year 2000 scenarios or the Company has a plan in place to remedy or work around the deficiency. This remedy is not expected to cause any material disruption in the Company's business or require any significant increase in the time required to complete these funtions.

     Although the effects of Year 2000 issues cannot be predicted with certainty, the Company believes that the potential impact, if any, of such events will, at most, require employees to manually complete otherwise automated tasks or calculations, other than those which might occur in a "worst case" scenario as described below, which the Company does not anticipate will occur.

     After considering Year 2000 effects on in-house operations, the Company does not expect that any additional training would be required to perform these tasks on a manual basis due to the level of experience of its personnel and the routine nature of the tasks being performed. The Company does not believe the requirement for employees to perform tasks on a manual basis, in the event of Year 2000 problems, would materially impact the Company's ability to continue exploration, drilling, production or sales activities, although the tasks may require additional time and personnel to complete the same function.

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

     The Company has had written communications with most of its significant suppliers, business partners and key customers to determine the extent to which the Company is vulnerable to either the third parties' or its own failure to correct their Year 2000 issues. The Company has also been communicating with such third parties to keep them informed of the Company's internal assessment of its Year 2000 review and plans. To date, these third parties have provided certain favorable representations as to their Year 2000 readiness and received similar representations from the Company. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted or that the conversion will be compatible with the Company's systems. However, after reviewing and estimating the effects of such events, the Company's contingency plan involves identifying and arranging for other vendors, purchasers and third party contractors to provide such services, if necessary, in order to maintain its normal operations. The Company has not incurred, and does not anticipate that it will incur, any significant costs relating to the assessment and remediation of Year 2000 issues.

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

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K during the Third Quarter of 1999

   Exhibits:

        10 Sixth amendment to the First Restated Credit Agreement dated September 30, 1999 between the Company and Bank of America, N.A., as agent, and each of the financial institutions described on the signature page therein.

        27     Financial Data Schedule (EDGAR version only).


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



                                            DENBURY RESOURCES INC.
                                                (Registrant)


                                    By:      /s/ Phil Rykhoek
                                        -------------------------------
                                                Phil Rykhoek
                                           Chief Financial Officer



                                    By:      /s/ Mark C. Allen
                                         -------------------------------
                                               Mark C. Allen
                                       Chief Accounting Officer & Controller


Date: November 9, 1999