Form 10-K405
period 1999-12-31
DENBURY RESOURCES INC
filed 2000-03-20
CIK 945764

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               1999 FORM 10-K

  (Mark One)
     [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the fiscal year ended December 31, 1999

                                    OR

     [   ]    Transition report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

              For the transition period from _________ to________

                     Commission file number   33-93722
                     ---------------------------------

                          DENBURY RESOURCES INC.
          (Exact name of Registrant as specified in its charter)

              Delaware                                  75-2815171
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

         5100 Tennyson Parkway,
         Suite 3000,Plano, TX                              75024
 (Address of principal executive offices)                (Zip Code)

  Registrant's telephone number,
  including area code:                                 (972) 673-2000

  Securities registered pursuant to Section 12(b) of the Act:
  =======================================================================
     Title of Each Class        Name of Each Exchange on Which Registered
  -----------------------------------------------------------------------
  Common Stock $.001 Par Value            New York Stock Exchange
  =======================================================================

  Securities registered pursuant
  to Section 12(g) of the Act:      9% Senior Subordinated Notes due 2008

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
  days.  Yes [ X ]     No [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
  Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

       As of February 29, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $50,000,000.

       The number of shares outstanding of the registrant's Common Stock as of February 29, 2000, was 45,718,486.

                   DOCUMENTS INCORPORATED BY REFERENCE

  Document                                   Incorporated as to
  1. Notice and Proxy Statement for          1. Part III, Items 10, 11,
     the Annual Meeting of Stockholders         12, and 13
     to be held May 24, 2000
  2. Annual Report to Shareholders for       2. Part 1, Item 1 and
     the year ended December 31, 1999.          Part II, Items 5, 6, 7, 8

                          Denbury Resources Inc.
                      1999 Annual Report on Form 10-K
                             Table of Contents

 Item                                                            Page
 ----                                                            ----
                               PART I

  1.        Business ......................................        3
  2.        Properties ....................................       11
  3.        Legal Proceedings .............................       11
  4.        Submission of Matters to a Vote of
             Security Holders .............................       11

                                PART II

  5.        Market for Common Stock and Related Matters....       12
  6.        Selected Financial Data .......................       12
  7.        Management's Discussion and Analysis of
             Financial Condition and Results of Operations.       12
  7A.       Quantitative and Qualitative Disclosures
             About Market Risk ............................       12
  8.        Financial statements and Supplementary Data....       12
  9.        Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure........       12

                                PART III

  10.       Directors and Executive Officers of the Company       13
  11.       Executive Compensation ........................       13
  12.       Security Ownership of Certain Beneficial Owners
             and Management ...............................       13
  13.       Certain Relationships and Related Transactions.       13

                                PART IV

  14.       Exhibits, Financial Statement Schedules and
             Reports on Form 8-K ..........................       14

  PART I

  Item 1. Business
  ----------------

  The Company

     Denbury Resources Inc. ("Denbury" or the "Company") is a Delaware corporation, organized under Delaware General Corporation Law, engaged in the acquisition, development, operation and exploration of oil and gas properties in the Gulf Coast region of the United States, primarily in Louisiana and Mississippi. Denbury's corporate headquarters is located at 5100 Tennyson Parkway, Suite 3000, Plano, Texas 75024, and its phone number is 972-673-2000. At December 31, 1999, the Company had 218 employees, 132 of which were employed in field operations.

  Incorporation and Organization

     Denbury was originally incorporated in Canada in 1951. In 1992, the Company acquired all of the shares of a United States operating company, Denbury Management, Inc. ("DMI"), and subsequent to the merger the Company sold all of its Canadian assets. Since that time, all of the Company's operations have been in the United States.

     In April 1999, the stockholders approved a move of the Company's corporate domicile from Canada to the United States as a Delaware Corporation. Along with the move, the Company's wholly-owned subsidiary, DMI, was merged into the new Delaware parent company, Denbury Resources Inc. This move of domicile did not have any effect on the operations and assets of the Company, and as part of the move and merger, Denbury Resources Inc. expressly assumed any and all liabilities of DMI, including the obligation for the 9% Senior Subordinated Notes due 2008 and the outstanding bank credit facility.

     The Company has two active wholly owned subsidiaries, Denbury Marine, L.L.C. and Denbury Energy Services, Inc.

  Recent Events

     As a result of depressed oil prices in 1998 which continued into the first part of 1999, the Company's cash flow and results of operations were adversely affected during 1998 and the first quarter of 1999. This reduction in cash flow also contributed to an increase in the Company's debt levels, which as a multiple of cash flow were at historic highs as of December 31, 1998.

  1999 Sale of Stock to the Texas Pacific Group

     As a result of the reduced cash flows and increased debt levels, the Company sought additional capital and in December 1998 entered into an agreement to sell $100 million of common stock to its largest shareholder, the Texas Pacific Group ("TPG"). In April 1999, the stockholders approved the sale of 18,552,876 shares of common stock for $100 million or $5.39 per share. As a result of this transaction, TPG's ownership of the Company's outstanding common stock increased from approximately 32% to approximately 60%. The net proceeds from this sale of common stock of approximately $98.5 million were used to pay down the Company's revolving credit facility.

     During 1999, the Company made significant strides in rebuilding its balance sheet and improving its financial condition. Oil prices increased sharply during 1999 from a NYMEX average of approximately $13.00 per Bbl during the first quarter to approximately $24.50 per Bbl during the fourth. The Company's production also increased throughout 1999 from a first quarter average of 15,417 barrels of oil equivalent produced per day ("BOE/d") to a fourth quarter average of 18,491 BOE/d, an increase of 20%. This was accomplished through a combination of both acquisitions and an increase in the Company's base production.

  February 1999 Amendment to Bank Credit Facility

     On February 19, 1999, the Company amended its credit facility with Bank of America, as agent for a group of eight other banks. Under this amendment, the borrowing base was set at $110 million, of which $60 million was classified as within their normal credit guidelines. The credit facility's other restrictions continued, such as a prohibition on the payment of dividends and a prohibition on most debt, liens and corporate guarantees. This amendment (i) provided relief on certain debt covenants, (ii) fully secured the facility with the Company's assets, (iii) added restrictions to the uses of borrowed funds, and
  (iv)  increased  the   interest  rate  (for   further  discussion   see
  "Management's Discussion and Analysis of Financial Condition and Results of Operations").

     After the repayment of the credit facility in April 1999 with the proceeds from the TPG stock sale, $9.6 million remained outstanding on the facility, leaving a total borrowing capacity at that time of approximately $100 million. Since April, the Company has borrowed $17.9 million on this facility for two acquisitions, resulting in $27.5 million of outstanding bank debt as of December 31, 1999. At the October 1, 1999 re-determination of the borrowing base, the conforming borrowing base of $60 million and the total borrowing base of $110 million were re-affirmed, leaving the Company with a total borrowing capacity of $82.5 million as of December 31, 1999. The next scheduled borrowing base re-determination will be as of April 1, 2000.

  Business Strategy

     Information as to the Company's business strategy is set forth under "Business Strategy," appearing on page 11 of the Company's annual report to shareholders for the year ended December 31, 1999 ("Annual Report"). Such information is incorporated herein by reference.

  Acquisitions of Oil and Gas Properties

     Information as  to recent acquisitions by  the Company is set  forth
  under "Acquisitions," appearing on page 8  of the Annual Report.   Such
  information is incorporated herein by reference.

  Oil and Gas Operations

     Information regarding selected operating data and a discussion of the Company's significant operating areas and the primary properties within those two areas is set forth under "Selected Operating Data," appearing on pages 6 and 7 of the Annual Report, and "Operations," appearing on pages 12 through 16 and page 19 of the Annual Report. Such information is incorporated herein by reference.

  Oil and Gas Acreage

     The following table sets forth Denbury's acreage position at December 31, 1999:

                           Developed              Undeveloped
                       -----------------       -----------------
                       Gross       Net         Gross       Net
                       ------     ------       ------     ------
    Louisiana......    19,727     12,569       18,026      7,170
    Mississippi....    34,221     27,362       41,227     23,750
                       ------     ------       ------     ------
       Total.......    53,948     39,931       59,253     30,920
                       ======     ======       ======     ======

  Productive Wells

     This table sets forth both the gross and net productive wells of the Company at December 31, 1999:


                    Producing Oil     Producing Gas
                        Wells             Wells             Total
                    -------------     -------------     -------------
                    Gross    Net      Gross    Net      Gross    Net
                    -----   -----     -----   -----     -----   -----
  Louisiana......       9     3.1        38    25.5        47    28.6
  Mississippi....     327   292.5        21    14.0       348   306.5
                    -----   -----     -----   -----     -----   -----
      Total......     336   295.6        59    39.5       395   335.1
                    =====   =====     =====   =====     =====   =====

  Drilling Activity

     The following table sets forth the results of drilling activities during each of the three fiscal years in the period ended December 31, 1999.

                                        Year Ended December 31,
                               -----------------------------------------
                                   1999          1998           1997
                               ------------  ------------   ------------
                               Gross   Net   Gross   Net    Gross   Net
                               -----  -----  -----  -----   -----  -----
   Exploratory Wells: (1)
        Productive (2) .....       3    1.0     -     -         2    0.7
        Nonproductive (3) ..       1    1.0      1    0.4       7    2.3

   Development Wells: (1)
        Productive (2) .....      12   11.9     33   26.7      33   22.5
        Nonproductive (3)(4)      -     -        1    0.8       2    0.8
                               -----  -----  -----  -----   -----  -----
         Total .............      16   13.9     35   27.9      44   26.3
                               =====  =====  =====  =====   =====  =====

 (1) An exploratory well is a well drilled either in search of a new, as-yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir. A developmental well is a well drilled within the presently proved productive area of an oil or gas reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir.
 (2) A productive well is an exploratory or development well found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.
 (3) A nonproductive well is an exploratory or development well that is not a producing well.
 (4) During 1999, an additional four wells were drilled for water injection purposes

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

  Production

     The following tables summarize sales volume, sales price and production cost information for the Company's net oil and gas production for each year of the three-year period ended December 31, 1999. "Net" production is production that is owned by the Company and produced for its interest after deducting royalties and other similar interests.


                                         Year Ended December 31,
                                     -----------------------------------
                                     1999          1998           1997
                                    ------        ------         ------
      Net production volume
        Crude oil - (MBbls).......    4,413         4,965          2,884
        Natural gas - (MMcf)......   10,201        13,361         13,257
        Equivalent - MBOE (1).....    6,113         7,192          5,094

      Average sales price
        Crude oil - ($/Bbl).......   $13.08        $10.29         $17.25
        Natural gas - ($/Mcf).....     2.34          2.31           2.68
        Per equivalent BOE (1)....    13.34         11.38          16.75

      Average production cost
       Per equivalent BOE (1).....    $4.85         $4.05          $4.36


         (1)Based on a 6 Mcf to 1 Bbl gas to oil conversion ratio.

  Significant Oil and Gas Purchasers

     Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. The loss of any purchaser would not be expected to have a material adverse effect upon the Company. For the year ended December 31, 1999, the Company sold 10% or more of its net production of oil and gas to the following purchasers:
  Genesis Crude Oil 23%, Southland Corporation 21%, Hunt Refining 12% and Dynegy Crude Gathering 12%.

  Geographic Segments

     All of the Company's operations are in the United States.

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

  Oil Marketing

     Denbury markets its oil to a variety of purchasers, most of which are large, established companies. The oil is generally sold under a short-term contract with the sales price based on an applicable posted price, plus a negotiated premium or the NYMEX price less a discount. This price is determined on a well-by-well basis and the purchaser generally takes delivery at the wellhead. Mississippi oil, which accounted for approximately 90% of the Company's oil production in 1999, is primarily light to medium sour crude and sells at a significant discount to the NYMEX price. The balance of the oil production, Louisiana oil, is primarily light sweet crude, which typically sells at a smaller discount to NYMEX.

     In the fourth quarter of 1998, the Company entered into new contracts for a portion of its Mississippi production which provided floor pricing (see "Production Price Hedging").

  Natural Gas Marketing

     Virtually all of Denbury's natural gas production is close to existing pipelines and consequently, the Company generally has a variety of options to market its natural gas. The Company sells the majority of its natural gas on one year contracts with prices fluctuating month-to-month based on published pipeline indices with slight premiums or discounts to the index.

  Production Price Hedging

     The Company enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future oil and natural gas production. Information as to these activities is set forth under "Management's Discussion and Analysiss - Market Risk Management", appearing on pages 42-44 of the Annual Report. Such information is incorporated herein by reference.

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

  Federal Regulation of Sales and Transportation of Natural Gas

     Currently, there are no federal, state or local laws that regulate the price for sales of natural gas, NGLs and crude oil by the Company. However, the rates charged and terms and conditions for the movement of gas in interstate commerce through certain intrastate pipelines and production area hubs are subject to regulation under the Natural Gas Policy Act of 1978 ("NGPA"). Pipeline and hub construction activities are, to a limited extent, also subject to regulations under the Natural Gas Act of 1938 ("NGA"). The NGA also establishes comprehensive controls over interstate pipelines, including the transportation and resale of gas interstate commerce. While these NGA controls do not apply directly to the company, their effect on natural gas markets can be significant in terms of competition and cost of transportation services. The Federal Energy Regulatory Commission ("FERC") administers the NGA and the NGPA.

     Through a series of orders, most recently the Order No. 636 Series, FERC has taken significant steps to increase competition in the sale, purchase, storage and transportation of natural gas. FERC's regulatory programs generally allow more accurate and timely price signals from the consumer to the producer. Nonetheless, the ability to respond to market forces can and does add to price volatility, inter-fuel competition and pressure on the value of transportation other services.

     Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective and their effect, if any, on the Company's operations. Historically, the natural gas industry has been heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC, Congress and the states will continue indefinitely into the future.

  Oil Price Controls

     Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices.

  Gathering Regulations

     State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. While some states provide for the rate regulation of pipelines engaged in the intrastate transportation of natural gas, such regulation has not generally been applied against gatherers of natural gas. Natural gas gathering may receive greater regulatory scrutiny in the future. Thus the Company's gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services.

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

  Other Business Matters

     The Company's operations are subject to the usual hazards incident to the drilling and operation of oil and gas wells, and the processing and transportation of natural gas and NGLs, such as cratering, explosions, uncontrollable flows of oil, gas or well fluids, fire, pollution and other environmental risks. In general, many of these risks increase when drilling at greater depths under higher pressure conditions. In addition, certain of the Company's operations are in water and subject to the additional hazards of marine operations, such as capsizing, collision and damage or loss from severe weather. Other operations involve the production, handling, processing and transportation of hazardous substances. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. Litigation arising from a catastrophic occurrence in the future at one of the Company's locations could result in the Company being named as a defendant in lawsuits asserting potentially large claims. In accordance with customary industry practices, insurance is maintained for the Company against some, but not all, of the consequences of these risks. Losses and liabilities arising from such events could reduce revenues and increase costs to the Company to the extent not covered by insurance or otherwise already reserved.

  Taxation

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

  Estimated Net Quantities of Proved Oil and Gas Reserves and Present Value of Estimated Future Net Revenues

     Estimates of net proved oil and gas reserves as of December 31, 1999, 1998 and 1997 have been prepared by Netherland, Sewell and Associates, Inc., independent petroleum engineers located in Dallas, Texas. See Note 9 "Supplemental Reserve Information" of the
  Consolidated Financial Statements and pages 6 and 7 of the Annual Report for disclosure of reserve data. Such information is incorporated herein by reference.

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

  Item 3.  Legal Proceedings
  --------------------------

     In the opinion of management, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. However, due to the nature of its business, certain legal or administrative proceedings arise from time to time in the ordinary course of its business. See
  Note 7, "Commitments and Contingencies" of the Consolidated Financial Statements for further disclosure regarding legal proceedings and contingencies and such information is included herein by reference.

  Item 4.  Submission of Matters to a Vote of Security Holders
  ------------------------------------------------------------

     No matters were submitted for a vote of security holders during the fourth quarter of 1999.

                                  PART II

  Item 5.  Market for the Common Stock and Related Matters
  --------------------------------------------------------

     Information as to the markets in which the Company's common stock is traded, the quarterly high and low prices for such stock during the last two years, the restriction on the payment of dividends with respect to the common stock, and the approximate number of stockholders of record at February 1, 2000, is set forth under "Common Stock Trading Summary" appearing on Page 68 of the Annual Report. Such information is incorporated herein by reference.

  Item 6.  Selected Financial Data
  --------------------------------

     Selected Financial Data for the Company for each of the last five years are set forth under "Financial Highlights" appearing on page 1 of the Annual Report. All such information is incorporated herein by reference.

  Item 7. Management's Discussion and Analysis of Financial Condition and
  -----------------------------------------------------------------------
  Results of Operations
  ---------------------

     Information as to the Company's financial condition, changes in financial condition and results of operations and other matters is set forth in "Management's Discussion and Analysis," appearing on pages 29 through 44 of the Annual Report and is incorporated herein by reference.

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  -------------------------------------------------------------------

     The information required by Item 7A is set forth under "Market Risk Management" in "Management's Discussion and Analysis," appearing on pages 42 through 44 of the Annual Report and is incorporated herein by reference.

  Item 8. Financial Statements and Supplementary Data
  ---------------------------------------------------

     The Company's consolidated financial statements, accounting policy disclosures, notes to financial statements, business segment information and independent auditors' report are presented on pages 45 through 67 of the Annual Report. Selected quarterly financial data are set forth under "Unaudited Quarterly Information" appearing on page 67 of the Annual Report. All such information is incorporated herein by reference.

  Item 9. Changes in and Disagreements with Accountants on Accounting and
  ------------------------------------------------------------------------
  Financial Disclosure
  --------------------

     None

                                PART III


  Item 10. Directors and Executive Officers of the Company
  --------------------------------------------------------

  Directors of the Company

     Information as to the names, ages, positions and offices with Denbury, terms of office, periods of service, business experience during the past five years and certain other directorships held by each director or person nominated to become a director of Denbury will be set forth in the "Election of Directors" segment of the Proxy Statement ("Proxy Statement") for the Annual Meeting of Shareholders to be held May 24, 2000, ("Annual Meeting") and is incorporated herein by reference.

  Executive Officers of the Company

     Information concerning the executive officers of Denbury will be set forth in the "Management" section of the Proxy Statement for the Annual Meeting and is incorporated herein by reference.


  Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and exchanges and to furnish the Company with copies. Based solely on its review of the copies of such forms received by it, or written representations from such persons, the Company is not aware of any person who failed to file any reports required by Section 16(a) to be filed for fiscal 1999.

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

  Item 12. Security Ownership of Certain Beneficial Owners and Management
  -----------------------------------------------------------------------

     Information as to the number of shares of Denbury's equity securities beneficially owned as of March 15, 2000, by each of its directors and nominees for director, its five most highly compensated executive officers and its directors and executive officers as a group will be presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

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

                                  PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
  ------------------------------------------------------------------------

  (a) Financial Statements and Schedules. Financial statements and schedules filed as a part of this report are presented on pages 45 through 68 of the Annual Report and are incorporated herein by reference.

  Exhibits.  The following exhibits are filed as a part of this report.


      Exhibit No.      Exhibit
      -----------      -------

          3(a) Certificate of Incorporation of Denbury Resources Inc. filed with the Delaware Secretary of State on April 20, 1999 (incorporated by reference as Exhibit 3(a) of the Registrant's Form 10-Q for the quarter ended March 31, 1999).

          3(b) Bylaws of Denbury Resources Inc., a Delaware corporation, adopted April 20, 1999 (incorporated by reference as Exhibit 3(b) of the Registrant's Form 10-Q for the quarter ended March 31, 1999).

          4(a) Form of Indenture between Denbury Management and Chase Bank of Texas, National Association, as trustee (incorporated by reference as Exhibit 4(b) of Registrant's Registration Statement on Form S-3 dated February 19, 1998).

          4(b) First Supplemental Indenture dated as of April 21, 1999, between Denbury Resources Inc., a Delaware corporation, and Chase Bank of Texas, National Association, as Trustee, relating to Denbury Management, Inc.'s 9% Senior Subordinated Notes due 2008 (incorporated by reference as Exhibit 4(a) of the Registrant's Form 10-Q for the quarter ended March 31, 1999).

         10(a) Common Share Purchase Warrant representing right of Internationale Nederlanden (U.S.) Capital Corporation to purchase 150,000 Common Shares of Newscope Resources Ltd. (incorporated by reference as Exhibit 10(c) of the Registrant's Registration Statement on Form F-1 dated August 25, 1995).

         10(b) Denbury Resources Inc. Stock Option Plan (incorporated by reference as Exhibit 4(f) of the Registrant's Registration Statement on Form S-8, No. 333-1006 dated February 2, 1996, and as amended by the Registrant's Registration Statements on Form S-8, Nos. 333-27995, 333-55999 and 333-70485, dated
                       May 29, 1997, June 4, 1998 and January 12, 1999, respectevely).

         10(c) Denbury Resources Inc. Stock Purchase Plan (incorporated by reference as Exhibit 4(g) of the Registrant's Registration Statement on Form S-8, No. 333-1006 dated February 2, 1996, and as amended by the Registrant's Registration Statement on Form S-8, No. 333-70485, dated January 12, 1999).

        10(d) ** Form of indemnification agreement between Denbury Resources Inc. and its officers and directors (incorporated by reference as
                       Exhibit 10 of the Registrant's Form 10-Q for the quarter ended June 30, 1999).

      Exhibit No.      Exhibit
      -----------      -------
         10(e)         Form of  First Restated Credit  Agreement, by
                       and  among Denbury  Management, as  borrower,
                       Denbury   Resources    Inc.   as   guarantor,
                       NationsBank of Texas, N.A., as administrative
                       agent, Nationsbanc Montgomery Securities LLC,
                       as  syndication agent  and  arranger and  the
                       financial institutions  listed on  Schedule I
                       thereto, as  banks, executed on  December 29,
                       1997  (incorporated by  reference as  Exhibit
                       10(a)   of   the  Registrant's   Registration
                       Statement  on  Form  S-3 dated  February  19,
                       1998).

         10(f) First Amendment to First Restated Credit Agreement, by and among Denbury Management, as borrower, Denbury Resources Inc., as guarantor,  NationsBank  of  Texas,  N.A.  as
                       administrative agent, and NationsBank of Texas, N.A. as bank, entered into as of January 27, 1998 (incorporated by reference as Exhibit 10(b) of the Registrant's Registration Statement on Form S-3 dated February 19, 1998).

         10(g) Second Amendment to First Restated Credit Agreement, by and among Denbury Management, as borrower, Denbury Resources Inc., as guarantor,  NationsBank  of Texas,  N.A.,  as
                       administrative  agent,   and  NationsBank  of
                       Texas, N.A., as bank, entered into as of February 25, 1998 (incorporated by reference as Exhibit 10(l) of the Registrant's Form 10-K for the year ended December 31, 1997).

         10(h) Third Amendment to First Restated Credit Agreement, by and among Denbury Management, as borrower, Denbury Resources Inc., as guarantor, NationsBank of Texas, N.A., as administrative agent, and NationsBank of Texas, N.A., as bank, entered into as of August 10, 1998 (incorporated by reference as
                       Exhibit 10 of the Registrant's Form 10-Q for the quarter ended June 30, 1998).

         10(i) Consent letter and form of Fourth Amendment to First Restated Credit Agreement, by and among Denbury Management, as borrower, Denbury Resources Inc., as guarantor, NationsBank of Texas, N.A. as bank, dated November 30, 1998 (incorporated by reference as Exhibit 10(b) to the Registrant's Form S-3 dated January 19, 1999).

         10(j) Fourth Amendment to First Restated Credit Agreement, by and among Denbury Management, as borrower, Denbury Resources Inc., as guarantor,  NationsBank  of Texas,  N.A.,  as
                       administrative  agent,   and  NationsBank  of
                       Texas, N.A., as bank, entered into as of February 19, 1999 (incorporated by reference as Exhibit 10(m) of the Registrant's Form 10-K for the year ended December 31, 1998).

         10(k) Fifth amendment to First Restated Credit Agreement dated April 21, 1999 between the Company and NationsBank of Texas, N.A., as agent, and each of the financial institutions described on the signature page therein (incorporated by reference as Exhibit 10(b) of the Registrant's Form 10-Q for the quarter ended March 31, 1999).

         10(l) Sixth amendment to the first Restated Credit Agreement dated September 30, 1999 between the Company and Bank of America, N.A., as agent, and each of the financial institutions described on the signature page therein (incorporated by reference as Exhibit 10 of the Registrant's Form 10-Q for the quarter ended September 30, 1999).

         10(m) Stock Purchase Agreement between TPG Partners II, L.L.C. and the Company dated as of December 16, 1998 (incorporated by reference as Exhibit 99.1 of the Registrant's Form 8-K dated December 17, 1998).

          13*          Annual Report to Shareholders.

          21*          List of Subsidiaries of Denbury Resources Inc.

          23*          Consent of Deloitte & Touche LLP

          27*          Financial Data Schedule


  *   Filed herewith.
  ** Compensation arrangements.

  (b) Form 8-Ks filed during the fourth quarter of 1999.

     None

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Denbury Resources Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DENBURY RESOURCES INC.


   March 17, 2000                               /s/ Phil Rykhoek
                                     ------------------------------------
                                                 Phil Rykhoek
                                            Chief Financial Officer
                                                 and Secretary


   March 17, 2000                                /s/ Mark Allen
                                     ------------------------------------
                                                  Mark Allen
                                           Chief Accounting Officer
                                                and Controller


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Denbury Resources Inc. and in the capacities and on the dates indicated.



   March 17, 2000                             /s/ Ronald G. Greene
                                     ------------------------------------
                                               Ronald G. Greene
                                           Chairman of the Board and
                                                   Director


   March 17, 2000                              /s/ Gareth Roberts
                                     ------------------------------------
                                                Gareth Roberts
                                            Director, President and
                                            Chief Executive Officer
                                         (Principal Executive Officer)


   March 17, 2000                               /s/ Phil Rykhoek
                                     ------------------------------------
                                                 Phil Rykhoek
                                            Chief Financial Officer
                                                 and Secretary
                                         (Principal Financial Officer)


   March 17, 2000                               /s/ Mark Allen
                                     ------------------------------------
                                                  Mark Allen
                                           Chief Accounting Officer
                                                and Controller
                                        (Principal Accounting Officer)


   March 17, 2000                           /s/ Wilmot L. Matthews
                                     ------------------------------------
                                              Wilmot L. Matthews
                                                   Director


  March 17, 2000                           /s/ Wieland F. Wettstein
                                     ------------------------------------
                                           Wieland F. Wettstein
                                                   Director