Form 10-Q
period 2000-03-31
DENBURY RESOURCES INC
filed 2000-05-10
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
                             ----------------------

(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000


     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 1-12935
                           ---------------------------



                             DENBURY RESOURCES INC.
             (Exact name of Registrant as specified in its charter)



        Delaware
    (State or other
    jurisdiction of                                  75-2815171
    incorporation or                              (I.R.S. Employer
     organization)                                Identification No.)


 5100 Tennyson Parkway
       Suite 3000
       Plano, TX                                       75024
 (Address of principal                               (Zip code)
   executive offices)



Registrant's telephone number, including area code: (972) 673-2000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at April 30, 2000
           -----                               -----------------------------
Common Stock, $.001 par value                             45,798,827

                             DENBURY RESOURCES INC.

                                      INDEX

                                                                         Page
                                                                         ----
Part I.  Financial Information
------------------------------

   Item 1.  Financial Statements

      Independent Accountants' Report                                     3

      Condensed Consolidated Balance Sheets at March 31, 2000
        (Unaudited) and December 31, 1999                                 4

      Condensed Consolidated Statements of Operations for the
        three months ended March 31, 2000 and 1999 (Unaudited)            5

      Condensed Consolidated Statements of Cash Flows for the
        three months ended March 31, 2000 and 1999 (Unaudited)            6

      Notes to Condensed Consolidated Financial Statements                7-8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9-16

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk    17


Part II.  Other Information
---------------------------

   Item 6.  Exhibits and Reports on Form 8-K                              17

   Signatures                                                             18

                        Part I. Financial Information
                        -----------------------------


Item 1.  Financial Statements
-----------------------------

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of Denbury Resources Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Denbury Resources Inc. and subsidiaries (the "Company") as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Denbury Resources Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Dallas, Texas
May 2, 2000

                             DENBURY RESOURCES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands of U.S. dollars except share amounts)


                                                        March 31,   December 31,
                                                          2000          1999
                                                        ---------    ---------
                                                        (Unaudited)
                               Assets
Current assets
   Cash and cash equivalents                           $  11,189    $   11,768
   Accrued production receivable                          20,435        15,836
   Trade and other receivables                             3,897         2,942
                                                       ---------    ----------
      Total current assets                                35,521        30,546
                                                       ---------    ----------

Property and equipment (using full cost accounting)
   Oil and natural gas properties                        605,138       587,412
   Unevaluated oil and natural gas properties             39,675        41,371
   Less accumulated depreciation and depletion          (425,283)     (417,828)
                                                       ---------    ----------
      Net property and equipment                         219,530       210,955
                                                       ---------    ----------

Other assets                                              10,644        11,065
                                                       ---------    ----------

           Total assets                                $ 265,695    $  252,566
                                                       =========    ==========

                Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued liabilities            $  16,220    $   18,042
   Oil and gas production payable                         10,135         7,120
                                                       ---------    ----------
      Total current liabilities                           26,355        25,162
                                                       ---------    ----------

Long-term liabilities
   Long-term debt                                        152,500       152,500
   Provision for site reclamation costs                    1,933         1,820
   Other                                                     656           656
                                                       ---------    ----------
      Total long-term liabilities                        155,089       154,976
                                                       ---------    ----------

Stockholders' equity
   Preferred stock, $.001 par value, 25,000,000
      shares authorized; none issued and outstanding           -             -
   Common stock, $.001 par value, 100,000,000 shares
      authorized; 45,798,827 and 45,718,486 shares
      issued and outstanding at march 31, 2000 and            46            46
      December  31, 1999, respectively
   Paid-in capital in excess of par                      328,137       327,829
   Accumulated deficit                                  (243,932)     (255,447)
                                                       ---------    ----------
      Total stockholders' equity                          84,251        72,428
                                                       ---------    ----------

      Total liabilities and stockholders' equity       $ 265,695    $  252,566
                                                       =========    ==========


     (See accompanying Notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                           (Unaudited - U.S. dollars)


                                               Three Months Ended
                                                    March 31,
                                            -------------------------
                                              2000             1999
                                            ---------       ---------
Revenues
     Oil, natural gas and related product
        sales                               $  35,202       $  14,703
     Interest and other income                    565             361
                                            ---------       ---------
           Total revenues                      35,767          15,064
                                            ---------       ---------

Expenses
     Production                                10,689           5,855
     General and administrative                 1,972           1,890
     Interest                                   3,608           4,858
     Depletion and depreciation                 7,825           5,335
     Franchise taxes                              138             154
                                            ---------       ---------
            Total expenses                     24,232          18,092
                                            ---------       ---------

Income (loss) before income taxes              11,535          (3,028)
Income tax provision                               20               -
                                            ---------       ---------

Net income (loss)                           $  11,515       $  (3,028)
                                            =========       =========

Net income (loss) per common share
   Basic                                    $    0.25       $   (0.11)
   Diluted                                       0.25           (0.11)

Weighted average common shares outstanding
   Basic                                       45,719          26,802
   Diluted                                     45,720          26,802

















     (See accompanying Notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           2000         1999
                                                         ---------    --------
Cash flow from operating activities:
   Net income (loss)                                     $  11,515    $ (3,028)
   Adjustments needed to reconcile to net cash flow
       provided by operations:
       Depreciation, depletion and amortization              7,825       5,335
       Other                                                   222         190
                                                         ---------    --------
                                                            19,562       2,497

   Changes in working capital items relating to operations:
       Accrued production receivable                        (4,599)     (1,660)
       Trade and other receivables                            (955)      5,096
       Accounts payable and accrued liabilities             (1,822)     (4,067)
       Oil and gas production payable                        3,015         910
                                                         ---------    --------

Net cash flow provided by operations                        15,201       2,776
                                                         ---------    --------

Cash flow from investing activities:
       Oil and natural gas expenditures                    (14,580)     (4,678)
       Acquisitions of oil and natural gas properties       (1,650)     (1,800)
       Proceeds from dispositions of oil and natural
          gas properties                                       200           -
       Decrease in restricted cash                             294           -
       Net purchases of other assets                          (352)       (439)
                                                         ---------    --------

Net cash used for investing activities                     (16,088)     (6,917)
                                                         ---------    --------

Cash flow from financing activities:
       Bank borrowings                                           -       9,630
       Issuance of common stock                                308           -
       Costs of debt financing                                   -        (475)
                                                         ---------    --------

Net cash provided by financing activities                      308       9,155
                                                         ---------    --------

Net increase (decrease) in cash and cash equivalents          (579)      5,014

Cash and cash equivalents at beginning of period            11,768       2,049
                                                         ---------    --------

Cash and cash equivalents at end of period               $  11,189    $  7,063
                                                         =========    ========

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest           $   6,189    $  8,183


     (See accompanying Notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. ACCOUNTING POLICIES

Interim Financial Statements

     The accompanying condensed consolidated financial statements of Denbury Resources Inc. (the "Company" or "Denbury") have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999. Any capitalized terms used but not defined in these Notes to Consolidated Financial Statements have the same meaning given to them in the Form 10-K.

     The financial data for the three months ended March 31, 2000 and 1999, included herein, has been subjected to a limited review by Deloitte & Touche LLP, Denbury's independent accountants. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of March 31, 2000 and the consolidated results of its operations and cash flows for the three months ended March 31, 2000 and 1999.

Net Income (Loss) per Common Share

     Basic net income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options, stock warrants, and any other convertible securities outstanding. For the three months ended March 31, 2000 and 1999, there were no adjustments to net income for purposes of calculating diluted net income (loss) per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income
(loss) per common share calculations for the three months ended March 31, 2000 and 1999.

                                         Three Months Ended
                                              March 31,
                                         ------------------
                                           2000      1999
                                         --------  --------
                                        (Shares in thousands)

Weighted average common shares - basic     45,719    26,802

Potentially dilutive securities:
      Stock options                             1         -
      Stock warrants                            -         -
                                         --------  --------

Weighted average common shares - diluted   45,720    26,802
                                         ========  ========

     For the three months ended March 31, 2000, approximately 3.3 million shares under option were excluded from the diluted net income per share calculation as the exercise prices exceeded the average market price of the Company's

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



common stock. Warrants representing 75,000 shares of common stock were also excluded from the diluted net income per share computation as the exercise price exceeded the average market price of the Company's common stock. For the first quarter of 1999, all potentially dilutive securities were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive.

2. NOTES PAYABLE AND LONG-TERM INDEBTEDNESS

                                                        March 31,   December 31,
                                                          2000          1999
                                                       -----------   ---------
                                                       (Amounts in thousands)
                                                       (Unaudited)
9% Senior Subordinated Notes Due 2008                  $   125,000   $ 125,000
Senior bank loan                                            27,500      27,500
                                                       -----------   ---------
          Total long-term debt                         $   152,500   $ 152,500
                                                       ===========   =========

     The Company's credit facility provides for a semi-annual redetermination of the borrowing base on April 1st and October 1st. At the April 1, 2000 redetermination, the conforming borrowing base of $60 million and the total borrowing base of $110 million were re-affirmed, leaving the Company with a total borrowing capacity of $82.5 million. The next scheduled borrowing base redetermination will be as of October 1, 2000.

3.   PRODUCT PRICE HEDGING CONTRACTS

     The Company has financial contracts that hedge its exposure to commodity price risk on a portion of its oil and natural gas production. The Company has a contract on its oil production that hedges 3,000 Bbls/d with a price floor of $14.00 per Bbl and a price ceiling of $18.05 per Bbl. This contract has been in effect since April 1999, expires as of December 31, 2000, and hedges approximately 21% of the Company's oil production based on the first quarter of 2000 average oil production. The Company also has a contract that hedges 24 million cubic feet of natural gas per day with a price floor of $1.90 per MMBtu and a price ceiling of $2.58 per MMTBtu. This contract has been in effect since 1998, expires as of December 31, 2000, and hedges approximately 84% of the Company's natural gas production based on the first quarter of 2000 average natural gas production.

     During the first quarter of 2000 the Company paid approximately $2.9 million on the oil hedge contract and $2,000 on the natural gas hedge contract. Based on futures market prices at March 31, 2000, the Company would expect to pay approximately $6.1 million on the oil hedge contract and $3.0 million on the natural gas hedge contract during the remainder of 2000. For further discussion regarding the Company's derivative financial instruments, see "Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             DENBURY RESOURCES INC.


ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FIANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

     The following should be read in conjunction with the Company's financial statements contained herein and in its Form 10-K for the year ended December 31, 1999, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any capitalized terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

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

CAPITAL RESOURCES AND LIQUIDITY

     As more fully described under "Results of Operations" below, the Company's results of operations, cash flows and financial position improved throughout 1999 and continued to improve through the first quarter of 2000, primarily as a result of increasing oil prices. Oil prices improved from the 1998 year-end
NYMEX oil price of approximately $12.00 per Bbl to a first quarter of 2000 average of approximately $28.75 per Bbl. In addition, the Company's average daily production has increased for the fourth consecutive quarter with average daily production of 19,121 barrels of oil equivalent produced per day ("BOE/d") for the first quarter of 2000, a 24% increase from the first quarter of 1999 average of 15,417 BOE/d and a 3.4% increase from the fourth quarter of 1999 average of 18,491 BOE/d. As a result of the improved product prices and increased production, the Company posted record quarterly earnings and cash flow generated from operations in the first quarter of 2000, up sharply from the loss and minimal cash flow in the first quarter of 1999.

     During 1999, the Company adopted a fiscal policy whereby its development and exploration expenditures would be at approximately the same level as cash flow from operations. Although the level of the Company's projected cash flow is highly variable and difficult to predict due to volatility in product prices, the success of its drilling and other developmental work and other factors, the Company plans to continue this policy in 2000. During the first quarter of 2000, the Company spent approximately $5.0 million less than cash flow from operations (before the change in working capital balances). The Company has not borrowed any additional funds on its bank credit line since the third quarter of 1999 when it acquired the Little Creek Field in Mississippi for approximately $12 million, and continues to reserve its available credit for potential acquisitions. The Company's minor acquisitions which aggregated $1.7 million in the first quarter of 2000 were funded by cash flow from operations.

     The Company's credit facility provides for a semi-annual redetermination of the borrowing base on April 1st and October 1st. At the April 1, 2000 redetermination, the conforming borrowing base of $60 million and the total borrowing base of $110 million were re-affirmed, leaving the Company with a total borrowing capacity of $82.5 million. The next scheduled borrowing base redetermination will be as of October 1, 2000. There can be no assurance that the banks will not reduce the borrowing base at that time, as such redetermination will depend on current and expected oil and natural gas prices at that time, the Company's development and acquisition results during 2000, the then current level of debt and several other factors, some of which are beyond the Company's control.

     During the first quarter of 2000, the Company spent a total of $14.5 million on its capital development program, on track for its total budgeted capital program of approximately $60 million for the year. The Company expects that this spending level should be sufficient to cause a slight increase in production levels throughout the year. The Company is continuing to pursue acquisitions with capital resources made available by the equity sale to the Texas Pacific Group ("TPG") in April 1999 and corresponding reduction in debt levels which, if accomplished, should be accretive to the Company's operating results. There can be no assurance that suitable acquisitions will be identified in

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

the future or that such acquisitions will be successful in achieving desired profitability objectives. Without suitable acquisitions or the capital to fund such acquisitions, the Company's future growth could be limited or even eliminated.

Sources and Uses of Funds

     During the first quarter of 2000, the Company spent approximately $14.6 million on exploration and development expenditures and approximately $1.7 million on acquisitions. The exploration and development expenditures included approximately $6.4 million spent for drilling, $2.0 million for geological, geophysical and acreage expenditures and $6.2 million for workover costs. These expenditures were funded by cash flow from operations.

     During the first quarter of 1999, the Company spent approximately $4.7 million on oil and natural gas development expenditures and approximately $1.8 million on acquisitions. The development expenditures included approximately $1.0 million spent for drilling, $1.5 million for geological, geophysical and acreage expenditures and $2.2 million for workover costs. These expenditures were funded by bank debt and cash flow from operations.

RESULTS OF OPERATIONS

     The Company's results of operations for the first quarter of 2000 improved significantly over the comparable prior year quarter, due to a 24% increase in production and a 91% increase in product prices, both on a BOE basis, partially offset by a 45% increase in production expense per BOE, as further set forth below.

                                           Three Months Ended
                                               March 31,
--------------------------------------------------------------
                                            2000        1999
--------------------------------------------------------------
AVERAGE DAILY PRODUCTION VOLUME:
   Bbls                                      14,382     10,281
   Mcf                                       28,439     30,818
   BOE                                       19,121     15,417

OPERATING REVENUES AND EXPENSES (THOUSANDS)
   Oil sales                              $  28,389   $  8,532
   Natural gas sales                          6,813      6,171
                                          --------------------
     Total oil and natural gas revenues   $  35,202   $ 14,703
                                          --------------------

   Production taxes                           1,657        544
   Lease operating expenses                   9,032      5,311
                                          --------------------
       Total production expenses          $  10,689   $  5,855
                                          --------------------

UNIT PRICES - INCLUDING IMPACT OF HEDGES
   Oil price per barrel ("Bbl")           $   21.69   $   9.22
   Gas price per thousand cubic feet
     ("Mcf")                                   2.63       2.23

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                            Three Months Ended
                                                March 31,
--------------------------------------------------------------
                                             2000        1999
--------------------------------------------------------------
UNIT PRICES - EXCLUDING IMPACT OF HEDGES
   Oil price per Bbl                      $    23.92   $  9.22
   Gas price per Mcf                            2.63      2.04

OPERATING REVENUES AND EXPENSES PER BOE(1):
   Oil and natural gas revenues           $    20.23   $ 10.60
                                          --------------------

   Production taxes                       $     0.95   $  0.39
   Lease operating expenses                     5.19      3.83
                                          --------------------
      Total production expenses           $     6.14   $  4.22
--------------------------------------------------------------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").

     Production for the first quarter of 2000 averaged 19,121 BOE/d, a 24% increase from the first quarter of 1999 and a 3% increase from the fourth quarter of 1999 average of 18,491 BOE/d . The increase in BOE/d for the first quarter of 2000, as compared to the first quarter of 1999, is due primarily to the acquisition of King Bee Field and Little Creek Field in the second and third quarters of 1999, respectively. The average production from these two fields during the first quarter of 2000 was 2,554 BOE/d, up from approximately 2,100 BOE/d at the time of acquisition. The production increase since the fourth quarter of 1999 is due to additional development activity and modest production increases at several of the Company's most significant properties, including Heidelberg, Eucutta, Little Creek and Lirette Fields, with the largest single increase occurring at the recently acquired Little Creek Field. Production from Little Creek increased 13% from an average of 1,699 BOE/d in the fourth quarter of 1999 to an average of 1,913 BOE/d during the first quarter of 2000.
Production at Heidelberg, the Company's largest field, experienced its ninth consecutive quarterly increase in production with an average of 6,576 BOE/d for the first quarter of 2000. This was a slight increase from the fourth quarter 1999 average of 6,500 BOE/d, and a 2,035 BOE/d (45%) increase from the first quarter of 1999 average. This field continues to see positive response from its waterflood units and the Company is continuing to expand these waterflood units with its development spending in 2000.

     Oil and natural gas revenues increased as a result of the production increases and improved product prices. The Company's net average oil price increased 135% between the respective first quarters, from $9.22 per Bbl in the first quarter of 1999 to $21.69 per Bbl in the first quarter of 2000. This increase would have been even larger were it not for a $2.9 million loss on the Company's oil hedge contracts during the first quarter of 2000 which reduced the net average price received by $2.23 per Bbl (see also "Market Risk Management" herein). Natural gas prices increased 18% between the two quarters, from $2.23 per Mcf in the first quarter of 1999 to $2.63 per Mcf for the first quarter of 2000. Without the impact of hedging, this increase would also have been greater, as the first quarter of 1999 average price increased $0.19 per Mcf as a result of a $539,000 gain on the Company's gas hedges during that quarter. During the first quarter of 2000, the impact of the Company's gas hedges was immaterial. The net effect of the increased production and product prices was a 139% increase in oil and natural gas revenues between the first quarters of 1999 and 2000.

     Production and operating expenses increased by $4.8 million, or 83%, between the first quarters of 1999 and 2000. Approximately $2.3 million of this increase is due to the addition of King Bee Field and Little Creek Field (a tertiary oil recovery operation which has operating expenses higher than the Company's average), properties acquired in the second and third quarters of 1999, respectively. An additional $1.0 million is due to increased production taxes resulting from the increase in oil and natural gas prices and increased production. The remaining increase of approximately $1.5 million is due to increased operating costs, primarily at the Heidelberg Field, as a result of the increased activity level

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

and the incremental cost of returning previously marginal wells to production. The net effect was a 45% increase in operating expenses on a per BOE basis as outlined above.

                       General and Administrative Expenses

     The net general and administrative ("G&A") expenses increased as set forth below.

                                         Three Months Ended
                                             March 31,
------------------------------------------------------------
                                          2000        1999
------------------------------------------------------------
NET G&A EXPENSES (THOUSANDS)
   Gross expenses                       $  6,034    $  4,788
   State franchise taxes                     138         154
   Operator overhead charges              (3,306)     (2,167)
   Capitalized exploration expenses         (756)       (731)
                                        --------------------
      Net expenses                      $  2,110    $  2,044
                                        --------------------
Average G&A cost per BOE                $   1.21    $   1.47
Employees as of March 31                     228         197
------------------------------------------------------------

     Gross G&A expenses increased by $1.2 million, or 26%, between the first quarters of 1999 and 2000 due primarily to a $900,000 increase in salaries, bonuses and other employee related costs. This increase is due to salary increases that were given for the first time in two years effective January 1, 2000 at an overall average increase of 7%, personnel additions resulting primarily from the King Bee and Little Creek Field acquisitions in the second and third quarters of 1999, and an accrual for bonuses in the first quarter of 2000 versus no bonus accrual in the prior year quarter. The increase in gross G&A is almost entirely offset by the increase in operator overhead recovery charges between the first quarters of 1999 and 2000. The Company's well operating agreements allow the Company, when it is the operator, to charge a well with a specified overhead rate during the drilling phase and to also charge a monthly fixed overhead rate for each producing well. As a result of the additional operated wells acquired in the King Bee and Little Creek Field acquisitions and increased drilling activity in the last three quarters of 1999 and first quarter of 2000, the amount recovered by the Company as operator overhead charges increased 53% in the first quarter of 2000 as compared to the first quarter of 1999. During the first quarter of 1999, approximately 45% of gross G&A was recovered by operator overhead charges, while during the first quarter of 2000 this recovery increased to 55%. The net effect of the increase in gross G&A expenses and operator overhead charges was a slight increase (3%) in net G&A expense during the first quarter of 2000. On a BOE basis, G&A costs decreased 18% from the first quarter of 1999 to the comparable quarter in 2000 primarily because of increased production on both an absolute and per well basis.

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         Interest and Financing Expenses


                                             Three Months Ended
                                                  March 31,
---------------------------------------------------------------
AMOUNTS IN THOUSANDS EXCEPT PER UNIT AMOUNTS   2000      1999
---------------------------------------------------------------
Interest expense                             $  3,608  $  4,858
Non-cash interest expense                        (222)     (191)
                                             ------------------
Cash interest expense                           3,386     4,667
Interest and other income                        (565)     (361)
                                             ------------------
   Net cash interest expense                 $  2,821  $  4,306
                                             ------------------
Average net cash interest expense per BOE    $   1.62  $   3.10

Average debt outstanding                      152,500   229,932
---------------------------------------------------------------

     The Company's debt level remained constant at $152.5 million during the first quarter of 2000 as cash flow from operations was adequate to meet the Company's capital expenditure program. In comparison, in the first quarter of 1999 the Company began the quarter with $225.0 million of total debt and further increased its debt to $234.6 million by the end of the quarter. The overall debt level was reduced by approximately $100 million in April 1999 with the proceeds from the sale of equity to the Texas Pacific Group ("TPG"). As a result of the reduced debt level after the TPG investment, the Company's net interest expense decreased 34% between the respective first quarters and was further reduced 48% on a BOE basis as a result of the increases in production.

                  Depletion, Depreciation and Site Restoration

                                               Three Months
                                                   Ended
                                                 March 31,
--------------------------------------------------------------
AMOUNTS IN THOUSANDS EXCEPT PER UNIT AMOUNTS   2000     1999
--------------------------------------------------------------
Depletion and depreciation                   $  7,455  $ 5,109
Site restoration provision                        112       77
Depreciation of other fixed assets                258      149
                                             -----------------
Total amortization                           $  7,825  $ 5,335
                                             -----------------
Average DD&A cost per BOE                    $   4.50  $  3.85
--------------------------------------------------------------

     The Company's depletion, depreciation and amortization ("DD&A") rate increased from $3.85 per BOE for the first quarter of 1999 (an average of $4.17 for fiscal year 1999) to $4.50 per BOE for the comparable period in 2000. This increase is based on the Company's current estimates regarding production, reserves and development costs for the year, which assumes that the average finding cost will be higher than the 1999 average DD&A rate of $4.17, thus causing the DD&A rate to increase. The Company also provides for the estimated future costs of well abandonment and site reclamation, net of any anticipated salvage, on a unit-of-production basis. This provision is included in DD&A expense.

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                  Income Taxes


                                               Three Months
                                                   Ended
                                                 March 31,
--------------------------------------------------------------
                                               2000     1999
--------------------------------------------------------------
Income tax provision (thousands)             $   20    $     -

Average income tax expense per BOE           $ 0.01    $     -

Effective tax rate                               2%          -
--------------------------------------------------------------

     Based on the Company's pre-tax income of $11.5 million for the quarter ended March 31, 2000, an income tax provision for the quarter using an effective tax rate of 37% would have resulted in a $4.3 million income tax provision. As of December 31, 1999, the Company had a fully reserved deferred tax asset of $95.1 million which is available to offset pre-tax income. As the deferred tax asset is utilized, the Company makes a corresponding adjustment to its valuation allowance, resulting in no net deferred tax income or expense. The Company believes that the remaining deferred tax asset should continue to be fully impaired at this time, based on projected future profitability at oil and gas pricing consistent with the Company's long range planning and anticipated levels of capital spending, a portion of which are intangible drilling costs which are deducted in the year incurred. The Company's $20,000 current provision for income taxes in the first quarter of 2000 is for alternative minimum tax, based on projected taxable income that may not be completely offset by net operating losses.

                              Results of Operations

     Primarily as a result of the increased production and product prices between the quarters, net income and cash flow from operations increased on both a gross and per share basis between the first quarter of 1999 and the first quarter of 2000 as set forth below.

                                               Three Months
                                                   Ended
                                                 March 31,
--------------------------------------------------------------
AMOUNTS IN THOUSAND EXCEPT PER SHARE AMOUNTS   2000     1999
--------------------------------------------------------------
Net income (loss)                            $ 11,515  $(3,028)

Net income (loss) per common share:
   Basic                                     $   0.25  $ (0.11)
   Diluted                                       0.25    (0.11)

Cash flow from operations (1)                $ 19,562  $ 2,497
--------------------------------------------------------------

(1) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

     The following table summarizes the cash flow, DD&A and results of operations on a BOE basis for the comparative periods. Each of the significant individual components are discussed above.

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                                       Three Months Ended
                                            March 31,
---------------------------------------------------------
Per BOE Data                             2000       1999
---------------------------------------------------------
  Revenue                              $  20.23  $  10.60
  Production taxes                        (0.95)    (0.39)
  Lease operating expenses                (5.19)    (3.83)
---------------------------------------------------------
      Production netback                  14.09      6.38
  General and administrative expenses     (1.21)    (1.47)
  Net cash interest expense               (1.62)    (3.10)
  Other                                   (0.01)        -
---------------------------------------------------------
      Cash flow from operations (1)       11.25      1.81
  DD&A                                    (4.50)    (3.85)
  Other non-cash items                    (0.13)    (0.14)
---------------------------------------------------------
      Net income (loss)                $   6.62  $  (2.18)
---------------------------------------------------------

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

     The Company also enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future oil and natural gas production. The Company has a contract on its oil production that hedges 3,000 Bbls/d with a price floor of $14.00 per Bbl and a price ceiling of $18.05 per Bbl. This contract has been in effect since April 1999, expires as of December 31, 2000, and hedges approximately 21% of the Company's oil production based on the Company's first quarter of 2000 average oil production. The Company also has a contract that hedges 24 million cubic feet of natural gas per day with a price floor of $1.90 per MMBtu and a price ceiling of $2.58 per MMTBtu. This contract has been in effect since 1998, expires as of December 31, 2000, and hedges approximately 84% of the Company's natural gas production based on the Company's first quarter of 2000 average natural gas production. During the first quarter of 2000 the Company paid approximately $2.9 million on its oil hedge contract, which reduced the net average realized price by $2.23 per Bbl, and paid approximately $2,000 on its natural gas hedge contract. During the first quarter of 1999, the Company collected $539,000 on its natural gas hedge contracts, increasing the net average realized natural gas price by $0.19 per Mcf.

     Gain or loss on these derivative commodity contracts would be offset by a corresponding gain or loss on the hedged commodity positions. Based on futures market prices at March 31, 2000, the Company would expect to pay approximately $6.1 million on the oil hedge contract and $3.0 million on the natural gas hedge contract through their expiration at the end of 2000. If the futures market prices were to increase 10% from those in effect at March 31, 2000, the Company would be required to make additional cash payments under the oil contract of approximately $2.1 million and additional payments under the natural gas contract of $2.0 million. If the futures market prices were to decline 10% from those in effect as March 31, 2000, the Company would reduce cash payments under the oil contact by approximately $2.1 million and reduce the payments due under the natural gas contract by $2.0 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

     The information required by Item 3 is set forth under "Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           Part II. Other Information
                           --------------------------

Item 6.  Exhibits and Reports on Form 8-K during the First Quarter of 2000
--------------------------------------------------------------------------

      Exhibits:
      ---------

      15*   Letter  from  Independent   Accountants  as  to  unaudited   interim
            financial information.
      27*   Financial Data Schedule (EDGAR version only).

*Filed herewith.

      Reports on Form 8-K:
      --------------------

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



Date: May 10, 2000