Form 10-Q
period 2000-06-30
DENBURY RESOURCES INC
filed 2000-08-10
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
                             ----------------------

(Mark One)
    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

5100 Tennyson Parkway
    Suite 3000
     Plano, TX
(Address of principal                                       75024
  executive offices)                                     (Zip code)

Registrant's telephone number, including area code:    (972) 673-2000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at July 31, 2000
            -----                                  ----------------------------
Common Stock, $.001 par value                               45,853,567

                             DENBURY RESOURCES INC.

                                      INDEX


Part I.  Financial Information                                    Page
------------------------------                                    ----

   Item 1. Financial Statements

      Independent Accountants' Report                              3

      Condensed Consolidated Balance Sheets at
          June 30, 2000 (Unaudited)and December 31, 1999           4

      Condensed Consolidated Statements of Operations
          for the Three and Six Months ended June 30, 2000
          and 1999 (Unaudited)                                     5

      Condensed Consolidated Statements of Cash Flows
          for the Six Months ended June 30, 2000
          and 1999 (Unaudited)                                     6

      Notes to Condensed Consolidated Financial Statements         7-9

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  10-17

   Item 3. Quantitative and Qualitative Disclosures about
              Market risk                                          17


 Part II.  Other Information
----------------------------

   Item 4.  Submission of Matters to a Vote of Security Holders    18

   Item 6.  Exhibits and Reports on Form 8-K                       18

   Signatures                                                      19

                          Part I. Financial Information



Item 1.  Financial Statements
-----------------------------


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of Denbury Resources Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Denbury Resources Inc. and subsidiaries (the "Company") as of June 30, 2000, and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Denbury Resources Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Dallas, Texas
August 2, 2000

                             DENBURY RESOURCES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands of U.S. dollars except share amounts)

                                                        June 30,    December 31,
                                                          2000         1999
                                                        ---------    ---------
                                                       (Unaudited)
                                Assets
Current assets
   Cash and cash equivalents                            $ 13,563     $ 11,768
   Accrued production receivable                          24,596       15,836
   Trade and other receivables                             5,072        2,942
                                                        --------     --------
      Total current assets                                43,231       30,546
                                                        --------     --------
Property and equipment (using full cost accounting)
   Oil and gas properties                                657,855      587,412
   Unevaluated oil and gas properties                      8,131       41,371
   Less accumulated depreciation and depletion          (432,364)    (417,828)
                                                        --------     --------
      Net property and equipment                         233,622      210,955
                                                        --------     --------

Other assets                                              10,545       11,065
                                                        --------     --------

           Total assets                                 $287,398     $252,566
                                                        ========     ========

                      Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued liabilities             $ 25,420     $ 18,042
   Oil and gas production payable                         11,913        7,120
                                                        --------     --------
      Total current liabilities                           37,333       25,162
                                                        --------     --------

Long-term liabilities
   Long-term debt                                        148,500      152,500
   Provision for site reclamation costs                    2,738        1,820
   Other liabilities                                         654          656
                                                        --------     --------
      Total long-term liabilities                        151,892      154,976
                                                        --------     --------

Stockholders' equity
   Preferred stock, $.001 par value, 25,000,000
      shares authorized; none issued and outstanding           -            -
   Common  stock, $.001  par value, 100,000,000
      shares authorized; 45,853,567 and 45,718,486
      shares issued and outstanding at June 30, 2000
      and December 31, 1999, respectively                     46           46
   Paid-in capital in excess of par                      328,456      327,829
   Accumulated deficit                                  (230,329)    (255,447)
                                                        --------     --------
      Total stockholders' equity                          98,173       72,428
                                                        --------     --------

      Total liabilities and stockholders' equity        $287,398     $252,566
                                                        ========     ========


   (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC..

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                           (Unaudited - U.S. dollars)


                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                    ------------------     ------------------
                                      2000      1999         2000      1999
                                    --------- --------     --------  --------
Revenues
   Oil, gas and related product
      sales                         $  37,185 $ 17,858     $ 72,387  $ 32,561
   Interest and other income              365      370          930       731
                                    --------- --------     --------  --------
           Total revenues              37,550   18,228       73,317    33,292
                                    --------- --------     --------  --------

Expenses
   Operating costs                      9,104    5,601       18,136    10,913
   Production taxes                     1,654      886        3,311     1,429
   General and administrative           1,903    1,669        3,875     3,560
   Interest                             3,610    3,820        7,218     8,678
   Depletion and depreciation           7,505    5,610       15,330    10,945
   Franchise taxes                        151      150          289       304
                                    --------- --------     --------  --------
            Total expenses             23,927   17,736       48,159    35,829
                                    --------- --------     --------  --------

Income (loss) before income taxes      13,623      492       25,158    (2,537)
Income tax provision                       20        -           40         -
                                    --------- --------     --------  --------

Net income (loss)                   $  13,603 $    492     $ 25,118  $ (2,537)
                                    ========= ========     ========  ========

Net income (loss) per common share
   Basic                            $    0.30 $   0.01     $   0.55  $ (0.07)
   Diluted                               0.30     0.01         0.55    (0.07)


Weighted average common shares
  outstanding
   Basic                               45,799   41,407       45,759    34,145
   Diluted                             46,099   41,475       45,885    34,145














   (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                     -----------------------
                                                       2000           1999
                                                     ---------      --------
Cash flow from operating activities:
   Net income (loss)                                 $  25,118      $ (2,537)
   Adjustments needed to reconcile to net cash flow
     provided by operations:
       Depreciation, depletion and amortization         15,330        10,945
       Other                                               454           687
                                                     ---------      --------
                                                        40,902         9,095
   Changes in working capital items relating to
     operations:
       Accrued production receivable                    (8,760)       (1,940)
       Trade and other receivables                      (1,470)        5,814
       Accounts payable and accrued liabilities          7,378        (3,986)
       Oil and gas production payable                    4,793           912
                                                     ---------      --------

Net cash flow provided by operations                    42,843         9,895
                                                     ---------      --------

Cash flow used for investing activities:
   Oil and natural gas expenditures                    (36,320)      (12,797)
   Acquisitions of oil and natural gas properties       (1,784)       (6,593)
   Proceeds from dispositions of oil and natural gas       901             -
      properties
   (Increases) decreases in restricted cash                280          (342)
   Net purchases of other assets                          (627)         (759)
                                                     ---------      --------

Net cash used for investing activities                 (37,550)      (20,491)
                                                     ---------      --------

Cash flow from financing activities:
   Bank repayments                                      (4,000)     (100,000)
   Bank borrowings                                           -        17,500
   Issuance of common stock                                627        99,583
   Other                                                  (125)         (487)
                                                     ---------      --------

Net cash provided by (used for) financing activities    (3,498)       16,596
                                                     ---------      --------

Net increase in cash and cash equivalents                1,795         6,000

Cash and cash equivalents at beginning of period        11,768         2,049
                                                     ---------      --------

Cash and cash equivalents at end of period           $  13,563      $  8,049
                                                     =========      ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest          $   6,762      $  9,409
                                                     =========      ========


   (See accompanying notes to Condensed Consolidated Financial Statements)

1. ACCOUNTING POLICIES

Interim Financial Statements

     The accompanying condensed consolidated financial statements of Denbury Resources Inc. (the "Company" or "Denbury") have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999. Any capitalized terms used but not defined in these Notes to Condensed Consolidated Financial Statements have the same meaning given to them in the Form 10-K.

     The financial data for the three and six month periods ended June 30, 2000 and 1999, included herein, have been subjected to a limited review by Deloitte & Touche LLP, Denbury's independent accountants. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of June 30, 2000 and the consolidated results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999.

2.   NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options and any other convertible securities outstanding. For the three and six month periods ended June 30, 2000 and 1999, there were no adjustments to net income for purposes of calculating diluted net income (loss) per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income
(loss) per common share calculations for the three and six month periods ended June 30, 2000 and 1999 (shares in thousands).


                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                ------------------    -----------------
                                  2000      1999       2000      1999
                                --------  --------    -------  --------
Weighted average common
  shares - basic                  45,799    41,407     45,759    34,145

Potentially dilutive securities:
   Stock options                     300        68        126         -
                                --------  --------    -------  --------
Weighted average common
  shares - diluted                46,099    41,475     45,885    34,145
                                ========  ========    =======  ========

     For the three and six months ended June 30, 2000, approximately 1.7 million of the 3.8 million stock options outstanding were excluded from the diluted net income per common share calculation as the exercise prices exceeded the average market price of the Company's common stock for these periods. For the second quarter of 1999, approximately 1.6 million of 3.5 million stock options outstanding were excluded from the diluted net income per common share calculation as the exercise prices exceeded the average market price of the Company's common stock for this period. For the six months ended June 30, 1999, all outstanding stock options were excluded from the calculation of diluted net loss per common share as their effect would have been anti-dilutive.

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. NOTES PAYABLE AND LONG-TERM INDEBTEDNESS

                                                       June 30,     December 31,
                                                         2000          1999
                                                       ---------     ---------
                                                       (Amounts in thousands)
                                                       (Unaudited)
9% Senior Subordinated Notes Due 2008                  $ 125,000     $ 125,000
Senior bank loan                                          23,500        27,500
                                                       ---------     ---------
          Total long-term debt                         $ 148,500     $ 152,500
                                                       =========     =========

     The Company's bank credit facility provides for a semi-annual redetermination of the borrowing base on April 1st and October 1st. At the April 1, 2000 redetermination, the conforming borrowing base of $60 million and the total borrowing base of $110 million were re-affirmed. In June 2000, the Company repaid $4.0 million of its outstanding bank debt, which leaves the Company with a total borrowing capacity of $86.5 million as of June 30, 2000. The next scheduled borrowing base redetermination is set to be as of October 1, 2000.

4. PRODUCT PRICE HEDGING CONTRACTS

     The Company has financial contracts that hedge its exposure to commodity price risk on a portion of its oil and natural gas production. The Company has a contract on its oil production that hedges 3,000 Bbls/d with a price floor of $14.00 per Bbl and a price ceiling of $18.05 per Bbl. This contract has been in effect since April 1999, expires as of December 31, 2000, and hedges approximately 20% of the Company's oil production based on the second quarter of 2000 average oil production. The Company also has a contract that hedges 24 million cubic feet of natural gas per day with a price floor of $1.90 per MMBtu and a price ceiling of $2.58 per MMBtu. This contract has been in effect since 1998, expires as of December 31, 2000, and hedges approximately 84% of the Company's natural gas production based on the second quarter of 2000 average natural gas production.

     During the second quarter of 2000 the Company paid approximately $2.9 million on the oil hedge contract and $1.8 million on the natural gas hedge contract. Through the first six months of 2000 the Company paid approximately $5.8 million on the oil hedge contract and $1.8 million on the natural gas hedge contract. Based on futures market prices at June 30, 2000, the Company would expect to pay approximately $6.7 million on the oil hedge contract and $8.4 million on the natural gas hedge contract during the remainder of 2000. For further discussion regarding the Company's derivative financial instruments, see "Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            DENBURY RESOURCES INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. SIGNIFICANT INCREASE IN RESERVES

     As of June 30, 2000, the engineering firm of DeGolyer and MacNaughton prepared a reserve report for the Company on its four largest fields, Heidelberg, Eucutta, Little Creek and Lirette, which as of December 31, 1999 comprised 78% of the Company's total value on both a BOE and PV10 (estimated future net revenues discounted at 10%) basis. For comparative purposes, the June 30, 2000 reserve report was prepared using the same unescalated price scenario used in the December 31, 1999 SEC report, which was based on a NYMEX oil price of $25.60 per barrel ("Bbl") and a NYMEX natural gas price of $2.12 per million British thermal units ("MMBtu"). Using these prices, following are the comparative values of proved reserves at December 31, 1999 and June 30, 2000 for these four fields:


                                                           Jan. to
                 December 31, 1999    June 30, 2000       June, 2000
                 -----------------  ------------------    Production
     Field       MBOE    PV10(000s)  MBOE    PV10(000s)     (MBOE)
 --------------- ------  ---------  -------  ---------   ------------
Heidelberg       32,789  $ 238,192   47,470  $ 270,475       1,236
Eucutta           4,902     41,672    6,303     52,905         401
Little Creek      6,146     58,440    8,505     86,554         353
Lirette           2,890     21,027    2,062     14,736         240
                 ------  ---------  -------  ---------   ------------
  Four Field
    Total        46,727  $ 359,331   64,340  $ 424,670       2,230
                 ======  =========  =======  =========   ============

    The PV10 value of these same four fields using unescalated oil and natural gas prices as of June 30, 2000 was $657.8 million based on a NYMEX oil price of $32.50 per barrel and a NYMEX natural gas price of $4.46 per MMBtu.

                             DENBURY RESOURCES INC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The following should be read in conjunction with the Company's financial statements contained herein and in the Form 10-K for the year ended December 31, 1999, along with Management's Discussion and Analysis contained in such Form 10-K. Any capitalized terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

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

CAPITAL RESOURCES AND LIQUIDITY

     As more fully described under "Results of Operations" below, the Company's results of operations, cash flows and financial position improved throughout 1999 and have continued to improve through the first six months of 2000, primarily as a result of increasing oil prices and increasing production. Oil prices improved from the 1998 year-end NYMEX oil price of approximately $12.00 per Bbl to approximately $15.38 per Bbl for the first six months of 1999 and to approximately $28.72 per Bbl for the first six months of 2000. In addition, the Company's average daily production has increased for the fifth consecutive quarter, with average daily production of 19,580 barrels of oil equivalent produced per day ("BOE/d") for the second quarter of 2000, a 22% increase from the second quarter of 1999 average of 16,013 BOE/d and a 2% increase from the first quarter of 2000 average of 19,121 BOE/d. As a result of the improved product prices and increased production, the Company posted record quarterly earnings and cash flow generated from operations in the second quarter and first six months of 2000, up sharply from the financial results for the comparable periods of 1999.

     During 1999, the Company adopted a fiscal policy whereby its development and exploration expenditures would be at approximately the same level as cash flow from operations. Although the level of the Company's projected cash flow is highly variable and difficult to predict due to volatility in product prices, the success of its drilling and other developmental work and other factors, the Company has continued to follow this policy in 2000. During the first six months of 2000, the Company spent approximately $4.6 million less than cash flow from operations (before the changes in working capital balances) on development and exploration expenditures. The Company has not borrowed any additional funds on its bank credit line since the third quarter of 1999 when it acquired Little Creek Field in Mississippi for approximately $12 million. The Company repaid $4.0 million on its credit line late in the second quarter of 2000 with the excess cash flow and from other working capital balances. The Company plans to continue to reserve this credit line for potential acquisitions. The Company's minor acquisitions, which aggregated $1.8 million during the first six months of 2000, were funded by cash flow from operations.

     The Company's bank credit facility provides for a semi-annual redetermination of the borrowing base on April 1st and October 1st. At the April 1, 2000 redetermination, the conforming borrowing base of $60 million and the total borrowing base of $110 million were re-affirmed, and after repayment of $4.0 million of debt in June 2000, the Company had a total borrowing capacity of $86.5 million as of June 30, 2000. The next scheduled borrowing base redetermination will be as of October 1, 2000. There can be no assurance that the banks will not reduce the borrowing base at that time, as such redetermination will depend on current and expected oil and natural gas prices at that time, the Company's development and acquisition results during 2000, its then current level of debt and other factors, some of which are beyond the Company's control.

     During the first six months of 2000, the Company spent $36.3 million on its capital development program and is on track for a total projected capital program of approximately $70 million for the year. The Company expects that this spending level should be sufficient to cause production levels to increase each quarter throughout the year. Using capital resources made available by the equity sale to the Texas Pacific Group ("TPG") in April 1999, the Company is continuing to pursue acquisitions which, if accomplished, should be accretive to the Company's operating results. There can be no assurance that suitable acquisitions will be identified in the future or that such acquisitions will be successful

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

in achieving desired profitability objectives. The Company's future growth could be limited or even eliminated if the Company is unable to complete suitable acquisitions or is unable to fund such acquisitions over an extended period of time.

Sources and Uses of Funds

     During the first six months of 2000, the Company spent approximately $36.3 million on exploration and development expenditures and approximately $1.8 million on acquisitions. The exploration and development expenditures included approximately $17.5 million spent on drilling, $4.2 million on geological, geophysical and acreage expenditures and $14.6 million spent on workover costs. These expenditures were funded by cash flow from operations.

     In contrast, during the first six months of 1999 the Company spent approximately $12.6 million on oil and natural gas development expenditures and approximately $6.8 million on acquisitions. The development expenditures included approximately $5.6 million spent on drilling, $2.9 million on geological, geophysical and acreage expenditures and $4.1 million spent on workover costs. These expenditures were funded by cash flow from operations.

RESULTS OF OPERATIONS

     The Company's operating results for the second quarter and six months ended June 30, 2000 improved significantly over the comparable prior year periods due to the improved oil and natural gas prices and the Company's fifth consecutive quarterly increase in production, partially offset by an increase in operating expenses, as further set forth below.

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
----------------------------------  --------------------    ------------------
                                      2000        1999        2000      1999
----------------------------------  ---------   --------    --------   -------
AVERAGE DAILY PRODUCTION VOLUME:
   Bbls                                14,809     11,541      14,595    10,914
   Mcf                                 28,630     26,828      28,535    28,812
   BOE                                 19,580     16,013      19,351    15,716

OPERATING REVENUES AND EXPENSES
  (THOUSANDS)
   Oil sales                        $  29,801   $ 12,444    $ 58,190   $20,976
   Natural gas sales                    7,384      5,414      14,197    11,585
                                    ---------   --------    --------   -------
      Total oil and natural gas
        revenues                    $  37,185   $ 17,858    $ 72,387   $32,561
                                    ---------   --------    --------   -------

   Operating costs                  $   9,104   $  5,601    $ 18,136   $10,913
   Production taxes                     1,654        886       3,311     1,429
                                    ---------   --------    --------   -------
      Total production expenses     $  10,758   $  6,487    $ 21,447   $12,342
                                    ---------   --------    --------   -------

UNIT PRICES-INCLUDING IMPACT OF
  HEDGES
   Oil price per barrel ("Bbl")     $   22.11   $  11.85    $  21.91   $ 10.62
   Gas price per thousand cubic
     feet ("Mcf")                        2.83       2.22        2.73      2.22

UNIT PRICES-EXCLUDING IMPACT OF
  HEDGES
   Oil price per Bbl                $   24.26   $  12.36    $  24.09   $ 10.89
   Gas price per Mcf                     3.54       2.22        3.09      2.12

OPERATING REVENUES AND EXPENSES
  PER BOE (1):
   Oil and natural gas revenues     $   20.87   $  12.26    $  20.55   $ 11.44
                                    ---------   --------    --------   -------
   Operating costs                  $    5.11   $   3.84    $   5.15   $  3.84
   Production taxes                      0.93       0.61        0.94      0.50
                                    ---------   --------    --------   -------
         Total production expenses  $    6.04   $   4.45    $   6.09   $  4.34
----------------------------------  ---------   --------    --------   -------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)


     In the second quarter of 2000, production increased for the fifth consecutive quarter, with average daily production of 19,580 BOE/d, a 3,567 BOE/d (22%) increase from the second quarter of 1999 and a 459 BOE/d (2%) increase from the first quarter of 2000. Production for the six months ended June 30, 2000 averaged 19,351 BOE/d, a 23% increase over the first six months of 1999. The production increase since 1999 is due primarily to the King Bee and Little Creek Field acquisitions in the second and third quarters of 1999, respectively, and subsequent development work thereon. Production for these two fields contributed 2,750 BOE/d to the second quarter of 2000, as compared to 2,554 BOE/d to the first quarter of 2000 and 366 BOE/d to the second quarter of 1999. The current production on these two fields is up approximately 650 BOE/d (31%) from the 2,100 BOE/d level at the time of acquisition. The Company also increased its presence in the offshore arena in the Gulf of Mexico with an acquisition in May 2000, which added 210 BOE/d to the second quarter of 2000.

     In addition, production for the Company's largest field, Heidelberg Field, increased for the tenth consecutive quarter, with average daily production of 7,006 BOE/d, a 1,380 BOE/d (25%) increase from the second quarter of 1999 and a 430 BOE/d (7%) increase from the prior quarter. These production increases were the result of the Company's active drilling program and further improvements in the performance of its waterfloods. A total of 15 wells were drilled at Heidelberg in the second quarter of 2000, comprised of five oil, four gas and six water injection wells.

     Oil and natural gas revenues for the three and six month periods ended June 30, 2000 increased primarily as a result of improved oil and gas prices and the increases in production discussed above. The Company's net realized unhedged oil price of $24.26 per Bbl for the second quarter of 2000 was a 96% increase over the prior year quarter unhedged average price of $12.36 per Bbl. The net realized unhedged oil price for the second quarter of 2000 also increased $0.34 per Bbl over the first quarter prices even though the NYMEX oil price decreased $0.07 per Bbl, primarily as a result of improved oil contracts. The Company's net realized unhedged natural gas price of $3.54 per Mcf for the second quarter of 2000 was a 59% increase over the prior year quarter unhedged natural gas price of $2.22 per Mcf. The Company's net unhedged natural gas price also increased 46% when comparing the six month periods ended June 30. The net effect of increased product prices and production resulted in a 108% increase in oil and natural gas revenues from the second quarter of 1999 to 2000 and a 122% increase in oil and natural gas revenues between the first six months of 1999 and 2000.

     Production expenses increased by $4.3 million, or 66%, between the second quarters of 1999 and 2000 and increased by $9.1 million, or 74%, between the first six months of 1999 and 2000. Approximately $2.0 million of the second quarter of 2000 increase and $4.3 million of the first six months of 2000 increase was due to the addition of the King Bee Field and Little Creek Field (a tertiary oil recovery operation which has higher operating expenses than the Company's average), which were acquired in the second and third quarters of 1999, respectively. An additional $560,000 increase in the second quarter of 2000 and $1.5 million in the first six months of 2000 was due to increased production taxes resulting from the increase in oil and natural gas prices and increased production. The remaining increase of

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

approximately $1.7 million in the second quarter of 2000 and $3.3 million for the first six months of 2000 was due primarily to increased operating costs, primarily at Heidelberg Field, due to the higher costs associated with the expansion of the water floods in 1999 and 2000, increased workover expenses and additional wells added as a result of increased drilling activity during the last year. Total production expenses were relatively unchanged between the first and second quarters of 2000 and decreased slightly ($0.10 or 2%) on a BOE basis.

                       General and Administrative Expenses

     General  and   administrative   ("G&A")  expenses   increased  between  the
respective quarters and six month periods ended June 30, 1999 and 2000 as set forth below:

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
--------------------------------   ------------------     -------------------
                                     2000      1999         2000       1999
--------------------------------   --------  --------     --------   --------
NET G&A EXPENSES (THOUSANDS)
   Gross expenses                  $  5,977  $  4,633     $ 12,011   $  9,422
   State franchise taxes                151       150          289        304
   Operator overhead charges         (3,291)   (2,348)      (6,597)    (4,515)
   Capitalized exploration
     expenses                          (783)     (616)      (1,539)    (1,347)
                                   --------  --------     --------   --------
      Net expense                  $  2,054  $  1,819     $  4,164   $  3,864
                                   --------  --------     --------   --------

Average G&A cost per BOE           $   1.15  $   1.25     $   1.18   $   1.36

Employees as of June 30                 239       201          239        201
--------------------------------   --------  --------     --------   --------

     Gross G&A expenses increased $1.3 million, or 29%, between the second quarters of 1999 and 2000 and $2.6 million, or 27%, between the first six months of 1999 and 2000. The largest components of these increases were salaries, bonus accruals, and other related employee costs, which accounted for approximately $1.2 million of the increase between the respective quarters and $2.1 million of the increase between the respective six month periods. The increased employee cost was due to salary increases that were given for the first time in two years (effective January 1, 2000) at an overall average increase of 7%, personnel additions resulting primarily from the King Bee and Little Creek acquisitions in the second and third quarters of 1999, and an accrual for bonuses in the first and second quarters of 2000 versus no bonus accrual for the comparable periods in 1999 due to the depressed industry conditions at that time.

     The increase in gross G&A is offset in part by an increase in operator overhead recovery charges and capitalized exploration costs in 2000. The Company's well operating agreements allow the Company, when it is the operator, to charge a well with a specified overhead rate during the drilling phase and also charge a monthly fixed overhead rate for each producing well. As a result of the additional operated wells acquired in the King Bee and Little Creek Field acquisitions and the new wells added as a result of increased drilling activity since the second quarter of 1999, the amount recovered by the Company as operator overhead charges increased by 40% between the second quarters of 1999 and 2000 and by 46% between the first six months of 1999 and 2000. Capitalized exploration costs increased between the comparable periods in 1999 and 2000 along with the increase in gross G&A expenses. The net effect of the increase in gross G&A expenses, operator overhead charges and capitalized exploration costs was a 13% increase in net G&A expense between the second quarters of 1999 and 2000 and an 8% increase in net G&A expense between the first six months of 1999 and 2000. On a BOE basis, G&A costs decreased 8% in the second quarter of 2000 as compared to the second quarter of 1999 and by 13% for the comparable six month periods, due to a higher percentage increase in production than in net G&A expense.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

                         Interest and Financing Expenses

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
------------------------------------   ------------------    -----------------
AMOUNTS IN THOUSANDS EXCEPT PER BOE
  AMOUNTS                                2000       1999       2000      1999
------------------------------------   --------   --------   --------  --------
Interest expense                       $  3,610   $  3,820   $  7,218  $  8,678
Non-cash interest expense                  (234)      (216)      (456)     (407)
                                       --------   --------   --------  --------
Cash interest expense                     3,376      3,604      6,762     8,271
Interest and other income                  (365)      (370)      (930)     (731)
                                       --------   --------   --------  --------
       Net cash interest expense       $  3,011   $  3,234   $  5,832  $  7,540
                                       --------   --------   --------  --------
Average net cash interest expense
  per BOE                              $   1.69   $   2.22   $   1.66  $   2.65

Average debt outstanding               $152,456   $159,976   $152,478  $194,761
------------------------------------   --------   --------   --------  --------

     Interest expense for the quarter and six month periods ended June 30, 2000 decreased from the comparable prior year periods primarily due to lower average outstanding debt balances during 2000, offset in part by higher interest rates on the Company's variable rate bank debt. For most of the first six months of 2000, the Company's bank borrowings remained constant at $27.5 million. In late June 2000, the Company paid down $4.0 million of its outstanding bank debt, leaving $23.5 million outstanding as of June 30, 2000. Conversely, in 1999 the Company began the year with $100.0 million of total bank debt and increased that amount to $109.6 million by the end of the first quarter. This debt was reduced in April 1999 by $100.0 million with the proceeds from the sale of stock to TPG, but subsequently increased by $7.9 million to $17.5 million during the second quarter of 1999 to fund property acquisitions. The Company's $125 million of 9% Senior Subordinated Notes Due 2008 was outstanding during both 1999 and 2000. On a BOE basis, the decrease in interest expense was even more pronounced due to the production increases each quarter since the first quarter of 1999.

                 Depletion, Depreciation and Site Restoration

     The Company's depletion, depreciation and amortization ("DD&A") rate on a BOE basis increased from $3.85 per BOE for the second quarter and first six months of 1999 to $4.17 per BOE for the full fiscal year of 1999, increased to $4.50 per BOE for the first quarter of 2000 and was reduced to $4.21 per BOE for the second quarter of 2000, which resulted in an average of $4.35 per BOE for the first six months of 2000. The gradual increase throughout 1999 and the first quarter of 2000 was a reflection of development costs which exceeded, or were projected to exceed, the DD&A rate in place after the oil and natural gas full cost pool writedowns in 1998.

     As of June 30, 2000, the engineering firm of DeGolyer and MacNaughton prepared a reserve report on the Company's four largest fields using the same unescalated price scenario used in the Company's December 31, 1999 SEC report. These four fields as of December 31, 1999 comprised 78% of the Company's total value on both a BOE and PV10 (estimated future net revenues discounted at 10%) basis. Based on the results of this report, the Company's estimated proved reserves for its four largest fields increased approximately 19.8 MMBOE since December 31, 1999 (including the 2.2 MMBOE produced during the first six months of 2000 from these fields). The Company has used the results of this report in estimating the DD&A rate for the second quarter and first six months of 2000, which resulted in a reduction in the DD&A rate from $4.50 per BOE in the first quarter of 2000 to $4.35 per BOE for the first six months of 2000. In addition to the increase in reserves, the Company also factored into the DD&A rate calculation the effect of transferring approximately $32.7 million from unevaluated properties into the full cost pool and the increase in site reclamation expense attributable to the purchase of offshore properties in the Gulf of Mexico, both in the second quarter of 2000. The Company's provision for well abandonment and site reclamation is made net of anticipated salvage value and is included in DD&A expense.

                            DENBURY RESOURCES INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
------------------------------------   ------------------     ----------------
AMOUNTS IN THOUSANDS EXCEPT PER BOE
   AMOUNTS                                2000      1999        2000     1999
------------------------------------   --------   -------     -------  -------
Depletion and depreciation             $  7,081   $ 5,366     $14,536  $10,475
Site restoration provision                  145        68         257      145
Depreciation of other fixed assets          279       176         537      325
                                       --------   -------     -------  -------
   Total DD&A                          $  7,505   $ 5,610     $15,330  $10,945
                                       --------   -------     -------  -------
Average DD&A cost per BOE              $   4.21   $  3.85     $  4.35  $  3.85
------------------------------------   --------   -------     -------  -------

                                 Income Taxes

     Based on the Company's pre-tax income of $13.6 million for the second quarter and $25.2 million for the six months ended June 30, 2000, an income tax provision for these periods using an effective tax rate of 37% would have resulted in a $5.0 million and a $9.3 million income tax provision for the three and six month periods ended June 30, 2000, respectively. As of December 31, 1999, the Company had a fully reserved deferred tax asset of $95.1 million which is available to offset pre-tax income. As the deferred tax asset is utilized, the Company makes a corresponding adjustment to its valuation allowance, resulting in no net deferred tax income or expense. The Company believes that the remaining deferred tax asset should continue to be fully impaired at this time, based on projected future profitability at oil and gas pricing consistent with the Company's long range planning and anticipated levels of capital spending, a portion of which are intangible drilling costs which are deducted in the year incurred. The Company's $20,000 current provision for income taxes in the second quarter and $40,000 for the first six months of 2000 is for alternative minimum tax, based on projected taxable income that may not be completely offset by net operating losses.

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
----------------------------------  --------------------      ----------------
                                      2000        1999         2000     1999
----------------------------------  ---------   --------      -------  -------
Income tax provision (thousands)    $      20   $    -        $    40  $   -
Average income tax expense per BOE  $    0.01        -        $  0.01      -
Effective tax rate                       0.1%        -           0.2%      -
----------------------------------  ---------   --------      -------  -------

                        Summary Operating and BOE Data

     Primarily as a result of the increased production and product prices in the second quarter and first six months of 2000, net income and cash flow from operations increased on both a gross and per share basis over the comparable periods.

                                         Three Months Ended  Six Months Ended
                                              June 30,           June 30,
---------------------------------------  ------------------  -----------------
AMOUNTS IN THOUSAND EXCEPT PER SHARE
  AMOUNTS                                  2000      1999      2000     1999
---------------------------------------  --------  --------  -------- --------
Net income (loss)                        $ 13,603  $    492  $ 25,118 $ (2,537)
Net income (loss) per common share:
   Basic                                 $   0.30  $   0.01     $0.55 $  (0.07)
   Diluted                                   0.30      0.01      0.55    (0.07)
Cash flow from operations (1)            $ 21,340  $  6,598  $ 40,902 $  9,095
---------------------------------------  --------  --------  -------- --------

(1) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

                            DENBURY RESOURCES INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)


     The following table summarizes the cash flow, DD&A and results of operations on a BOE basis for the comparative periods. Each of the individual components are discussed above.

                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,
---------------------------------------  -------------------   ---------------
Per BOE Data                               2000       1999      2000     1999
---------------------------------------  --------   --------   -------  -------
Oil and natural gas revenue              $  20.87   $  12.26   $ 20.55  $ 11.44
Operating costs                             (5.11)     (3.84)    (5.15)   (3.84)
Production taxes                            (0.93)     (0.61)    (0.94)   (0.50)
---------------------------------------  --------   --------   -------  -------
      Production netback                    14.83       7.81     14.46     7.10
General and administrative                  (1.15)     (1.25)    (1.18)   (1.36)
Net cash interest expense                   (1.69)     (2.22)    (1.66)   (2.65)
Other                                       (0.01)      0.19     (0.01)    0.11
---------------------------------------  --------   --------   -------  -------
      Cash flow from operations(1)          11.98       4.53     11.61     3.20
DD&A                                        (4.21)     (3.85)    (4.35)   (3.85)
Other non-cash items                        (0.14)     (0.34)    (0.13)   (0.24)
---------------------------------------  --------   --------   -------  -------
      Net income (loss)                  $   7.63   $   0.34   $  7.13  $ (0.89)
---------------------------------------  --------   --------   -------  -------

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

     The Company also enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future oil and natural gas production. The Company has a contract on its oil production that hedges 3,000 Bbls/d with a price floor of $14.00 per Bbl and a price ceiling of $18.05 per Bbl. This contract has been in effect since April 1999, expires as of December 31, 2000, and hedges approximately 20% of the Company's oil production based on the Company's second quarter of 2000 average oil production. The Company also has a contract that hedges 24 million cubic feet of natural gas per day with a price floor of $1.90 per MMBtu and a price ceiling of $2.58 per MMBtu. This contract has been in effect since 1998, expires as of December 31, 2000, and hedges approximately 84% of the Company's natural gas production based on the Company's second quarter of 2000 average natural gas production. During the second quarter of 2000 the Company paid approximately $2.9 million on the oil hedge contract, which reduced the net average realized price by $2.15 per Bbl, and paid approximately $1.8 million on the natural gas hedge contract, which reduced the net realized price by $0.71 per Mcf. Through the first six months of 2000 the Company paid approximately $5.8 million the oil hedge contract and $1.8 million on the natural gas hedge contract. During the three and six month periods ended June 30, 1999, the Company paid $540,000 on its oil hedge contract which reduced the Company's average oil price by $0.51 and $0.27 respectively. During the first quarter of 1999, the Company collected $539,000 on its natural gas hedge contracts, increasing the net average realized natural gas price by $0.10 per Mcf for the six month period ended June 30. During the second quarter of 1999, there was no gain or loss on the Company's natural gas hedging contracts.

                            DENBURY RESOURCES INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)


     Gain or loss on these derivative commodity contracts would be offset by a corresponding gain or loss on the hedged commodity positions. Based on futures market prices at June 30, 2000, the Company would expect to pay approximately $6.7 million on the oil hedge contract and $8.4 million on the natural gas hedge contract through their expiration at the end of 2000. If the futures market prices were to increase 10% from those in effect at June 30, 2000, the Company would be required to make additional cash payments under the oil contract of approximately $1.7 million and additional payments under the natural gas contract of $2.0 million. If the futures market prices were to decline 10% from those in effect as June 30, 2000, the Company would reduce cash payments under the oil contact by approximately $1.7 million and reduce the payments due under the natural gas contract by $2.0 million.

                        New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of these instruments at fair value. The Company is required to adopt this statement in the first quarter of 2001. The Company does not expect the adoption of this statement to have a significant impact on the Company's financial position or results of operations.

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

                          Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     Denbury's Annual Meeting of Shareholders was held on May 24, 2000 for the purpose of 1) the election of seven nominees to serve as Directors of Denbury for one-year terms to expire at the 2001 Annual Meeting of Shareholders and 2) an increase in the number of shares issuable under the Company's employee stock purchase plan, from 750,000 to 1,250,000 shares of common stock. At the record date, 45,798,827 shares of common stock were outstanding and entitled to one vote per share upon all matters submitted at the meeting.

     With respect to Proposal 1 above, the votes were cast as follows:

NOMINEES FOR DIRECTORS       FOR         WITHHELD
----------------------- ------------   -----------
Ronald G. Greene         41,062,233     4,736,594
David Bonderman          39,707,833     6,090,994
David I. Heather         41,061,933     4,736,894
William S. Price, III    41,061,733     4,737,094
Gareth Roberts           41,062,533     4,736,294
David M. Stanton         41,062,933     4,735,894
Wieland F. Wettstein     41,063,033     4,735,794

     With respect to Proposal 2 above, the votes were cast as follows:

    FOR          AGAINST      ABSTENTIONS
------------   -----------    ------------
 40,017,724     1,088,034      4,693,069

Item 6.  Exhibits and Reports on Form 8-K during the Second Quarter of 2000
---------------------------------------------------------------------------

   Exhibits:

       10(a) Amendment to Denbury Resources Inc. Stock Purchase Plan to increase the number of shares issuable under the Plan from 750,000 to 1,250,000 shares of common stock (incorporated by reference as Exhibit 4 of the Registrant's Registration Statement on Form S-8, No. 333-39218, dated June 13, 2000).

       10(b) Denbury Resources Inc. Director Compensation Plan (incorporated by reference as Exhibit 4 of the Registrant's Registration Statement on Form S-8, No. 333-39172, dated June 13, 2000).

       15* Letter from Independent Accountants as to unaudited interim financial information.

       27*     Financial Data Schedule (EDGAR version only).

   * Filed herewith.

   Reports on Form 8-K:

      None.

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



Date: August 8, 2000