Form 10-Q
period 2000-09-30
DENBURY RESOURCES INC
filed 2000-11-14
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
                              ---------------------



(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-12935
                           --------------------------


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                               OUTSTANDING AT OCTOBER 31, 2000
            -----                               -------------------------------
 Common Stock, $.001 par value                             45,906,776

                             DENBURY RESOURCES INC.

                                      INDEX

                                                                      Page
                                                                      ----

 Part I.  Financial Information
 -----------------------------

   Item 1. Financial Statements                                         3

      Independent Accountants' Report                                   3

      Condensed Consolidated Balance Sheets at
          September 30, 2000 (Unaudited)and December 31, 1999           4

      Condensed Consolidated Statements of Operations for
          the Three and Nine Months ended September 30, 2000
          and 1999 (Unaudited)                                          5

      Condensed Consolidated Statements of Cash Flows for the
          Nine Months ended September 30, 2000
          and 1999 (Unaudited)                                          6

      Notes to Condensed Consolidated Financial Statements              7-9

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       10-19

   Item 3. Quantitative and Qualitative Disclosures about Market Risk   19


 Part II.  Other Information
 ---------------------------

   Item 6.  Exhibits and Reports on Form 8-K                            20

   Signatures                                                           21

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of Denbury Resources Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Denbury Resources Inc. and subsidiaries (the "Company") as of September 30, 2000, and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Dallas, Texas
November 10, 2000

                             DENBURY RESOURCES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands of U.S. dollars except share amounts)



                                                                                  September 30,      December 31,
                                                                                       2000              1999
                                                                                 ----------------   ---------------
                                                                                   (Unaudited)
                                                ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                      $     14,200       $     11,768
   Accrued production receivable                                                        26,663             15,836
   Trade and other receivables                                                           6,071              2,942
                                                                                  ------------       ------------
        Total current assets                                                            46,934             30,546
                                                                                  ------------       ------------

PROPERTY AND EQUIPMENT (USING FULL COST ACCOUNTING)
   Oil and gas properties                                                              680,356            587,412
   Unevaluated oil and gas properties                                                    9,469             41,371
   Less accumulated depreciation and depletion                                        (440,151)          (417,828)
                                                                                  ------------       ------------
        Net property and equipment                                                     249,674            210,955
                                                                                  ------------       ------------

OTHER ASSETS                                                                            11,651             11,065
                                                                                  ------------       ------------

           TOTAL ASSETS                                                           $    308,259       $    252,566
                                                                                  ============       ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                       $     30,685       $     18,042
   Oil and gas production payable                                                       10,681              7,120
                                                                                  ------------       ------------
        Total current liabilities                                                       41,366             25,162
                                                                                  ------------       ------------
LONG-TERM LIABILITIES
   Long-term debt                                                                      146,000            152,500
   Provision for site reclamation costs                                                  2,657              1,820
   Other liabilities                                                                       655                656
                                                                                  ------------       ------------
        Total long-term liabilities                                                    149,312            154,976
                                                                                  ------------       ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 25,000,000 shares authorized; none
      issued and outstanding                                                                 -                  -
   Common stock, $.001 par value, 100,000,000 shares authorized;
      45,906,776 and 45,718,486 shares issued and outstanding at September
      30, 2000 and December 31, 1999, respectively                                          46                 46
   Paid-in capital in excess of par                                                    328,825            327,829
   Accumulated deficit                                                                (211,290)          (255,447)
                                                                                  ------------       ------------
        Total stockholders' equity                                                     117,581             72,428
                                                                                  ------------       ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    308,259       $    252,566
                                                                                  ============       ============




     (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                           (Unaudited - U.S. dollars)


                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                     ---------------------------      ---------------------------
                                                         2000          1999               2000           1999
                                                     ------------  -------------      ------------   ------------
REVENUES
   Oil, gas and related product sales                $     44,053  $      22,040      $    116,440   $     54,601
   Interest and other income                                  696            338             1,626          1,069
                                                     ------------  -------------      ------------   ------------
           Total revenues                                  44,749         22,378           118,066         55,670
                                                     ------------  -------------      ------------   ------------

EXPENSES
   Operating costs                                          9,737          6,742            27,873         17,655
   Production taxes                                         2,059          1,139             5,370          2,568
   General and administrative                               1,960          1,773             5,835          5,333
   Interest                                                 3,545          3,492            10,763         12,170
   Depletion and depreciation                               8,228          6,704            23,558         17,649
   Franchise taxes                                            100            124               389            428
                                                     ------------  -------------      ------------   ------------
            Total expenses                                 25,629         19,974            73,788         55,803
                                                     ------------  -------------      ------------   ------------

Income (loss) before income taxes                          19,120          2,404            44,278           (133)
Income tax provision                                           81              -               121              -
                                                     ------------  -------------      ------------   ------------
NET INCOME (LOSS)                                    $     19,039  $       2,404      $     44,157   $       (133)
                                                     ============  =============      ============   ============

NET INCOME (LOSS) PER COMMON SHARE
   Basic                                             $       0.42  $        0.05      $       0.96   $       0.00
   Diluted                                                   0.41           0.05              0.96           0.00


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                   45,856         45,587            45,792         38,001
   Diluted                                                 46,505         45,589            46,127         38,085














     (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                             ----------------------------------
                                                                                  2000                1999
                                                                             ---------------      -------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $        44,157      $        (133)
   Adjustments needed to reconcile to net cash flow provided by operations:
     Depreciation, depletion and amortization                                         23,558             17,649
     Other                                                                               689              1,126
                                                                             ---------------      -------------
                                                                                      68,404             18,642
   Changes in working capital items relating to operations:
     Accrued production receivable                                                   (10,827)            (7,796)
     Trade and other receivables                                                      (2,709)            11,852
     Accounts payable and accrued liabilities                                         12,643             (2,915)
     Oil and gas production payable                                                    3,561              1,630
     Other assets                                                                     (1,392)                 -
                                                                             ---------------      -------------

NET CASH PROVIDED BY OPERATIONS                                                       69,680             21,413
                                                                             ---------------      -------------

CASH FLOW USED FOR INVESTING ACTIVITIES:
     Oil and gas expenditures                                                        (59,132)           (22,281)
     Acquisitions of oil and gas properties                                           (3,300)           (18,995)
     Net purchases of other assets                                                      (841)            (1,109)
     Proceeds from dispositions of oil and gas properties                              1,390                395
     (Increase) decrease in restricted cash                                              264             (1,798)
                                                                             ---------------      -------------

NET CASH USED FOR INVESTING ACTIVITIES                                               (61,619)           (43,788)
                                                                             ---------------      -------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Bank repayments                                                                  (6,500)          (100,000)
     Bank borrowings                                                                       -             27,500
     Issuance of common stock                                                            996             99,802
     Other                                                                              (125)              (527)
                                                                             ---------------      -------------

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                  (5,629)            26,775
                                                                             ---------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              2,432              4,400

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      11,768              2,049
                                                                             ---------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $        14,200      $       6,449
                                                                             ===============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                $        12,908      $       9,813
                                                                             ===============      =============


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

     The financial data for the three and nine month periods ended September 30, 2000 and 1999, included herein, have been subjected to a limited review by Deloitte & Touche LLP, Denbury's independent accountants. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of September 30, 2000 and the consolidated results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999.


2.   NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options, stock warrants, and any other convertible securities outstanding. For the three and nine month periods ended September 30, 2000 and 1999, there were no adjustments to net income for purposes of calculating diluted net income (loss) per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income (loss) per common share calculations for the three and nine month periods ended September 30, 2000 and 1999 (shares in thousands).

                                                   Three Months Ended             Nine Months Ended
                                                     September 30,                  September 30,
                                               --------------------------     --------------------------
                                                   2000          1999            2000           1999
                                               ------------  ------------     -----------    -----------
Weighted average common shares - basic               45,856        45,587          45,792         38,001

Potentially dilutive securities:
     Stock options                                      649             2             335             84
                                               ------------  ------------     -----------    -----------

Weighted average common shares - diluted             46,505        45,589          46,127         38,085
                                               ============  ============     ===========    ===========

     For  the  three  and  nine  month   periods   ended   September  30,  2000,
approximately 1.5 million and 1.6 million shares represented by stock options, respectively, were excluded from the diluted net income per common share calculation as the exercise prices of these options exceeded the average market price of the Company's common stock for these periods. For the three and nine month periods ended September 30, 1999, approximately 3.2 million and 1.7 million shares represented by stock options, respectively, were excluded from the diluted net income (loss) per common share calculation as the exercise prices of these options exceeded the average market price of the Company's common stock for these periods.

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   NOTES PAYABLE AND LONG-TERM INDEBTEDNESS

                                                 September 30,      December 31,
                                                     2000               1999
                                              ---------------    ---------------
                                                 (Unaudited)
                                                     (Amounts in thousands)
9% Senior Subordinated Notes Due 2008         $       125,000    $       125,000
Senior bank loan                                       21,000             27,500
                                              ---------------    ---------------
          Total long-term debt                $       146,000    $       152,500
                                              ===============    ===============

     The Company's bank credit facility provides for a semi-annual redetermination of the borrowing base on April 1st and October 1st. At the October 1, 2000 redetermination, the Company's conforming borrowing base was increased from $60 million to $110 million and the total borrowing base remained at $110 million. In June 2000, the Company repaid $4.0 million of its outstanding bank debt and in September 2000 repaid an additional $2.5 million, which leaves the Company with a total borrowing capacity of $89.0 million as of September 30, 2000. The next scheduled borrowing base redetermination is as of April 1, 2001.

     On October 13, 2000, the Company amended and restated its bank credit facility with Bank of America, as agent for a group of seven other banks. Among other things, the amendment (i) extended the credit line for one additional year, to December 31, 2003, (ii) increased the interest rate on the loan by increasing the LIBOR margin for Eurodollar loans by 0.25%, (iii) reduced the number of banks in the line by one and re-allocated the loan among the remaining eight banks, (iv) increased the Company's conforming borrowing base from $60 million to $110 million, and (v) included various other minor changes. The total borrowing base of $110 million was not changed.

4.   PRODUCT PRICE HEDGING CONTRACTS

     The Company has financial contracts that hedge its exposure to commodity price risk on a portion of its oil and natural gas production. The Company has a contract on its oil production that hedges 3,000 Bbls/d with a price floor of $14.00 per Bbl and a price ceiling of $18.05 per Bbl. This contract has been in effect since April 1999, expires as of December 31, 2000, and hedges approximately 19% of the Company's oil production based on the third quarter of 2000 average oil production. The Company also has a contract that hedges 24 million cubic feet of natural gas per day with a price floor of $1.90 per MMBtu and a price ceiling of $2.58 per MMBtu. This contract has been in effect since 1998, expires as of December 31, 2000, and hedges approximately 78% of the Company's natural gas production based on the third quarter of 2000 average natural gas production.

     During the third quarter of 2000 the Company paid approximately $3.7 million on the oil hedge contract and $3.8 million on the natural gas hedge contract. Through the first nine months of 2000 the Company paid approximately $9.5 million on the oil hedge contract and $5.7 million on the natural gas hedge contract. Based on futures market prices at September 30, 2000, the Company would expect to pay approximately $3.5 million on the oil hedge contract and $5.9 million on the natural gas hedge contract through their expiration at the end of 2000.

     For years 2001 and 2002 the Company has entered into puts or floors to hedge a portion of its anticipated oil and natural gas production. See "Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding these contracts and the Company's other derivative financial instruments.

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   SIGNIFICANT INCREASE IN RESERVES

     As of June 30, 2000, the engineering firm of DeGolyer and MacNaughton prepared a reserve report for the Company on its four largest fields, Heidelberg, Eucutta, Little Creek and Lirette, which as of December 31, 1999 comprised 78% of the Company's total value on both a BOE and PV10 (estimated future net revenues discounted at 10%) basis. For comparative purposes, the June 30, 2000 reserve report was prepared using the same unescalated price scenario used in the December 31, 1999 SEC report, which was based on a NYMEX oil price of $25.60 per barrel ("Bbl") and a NYMEX natural gas price of $2.12 per million British thermal units ("MMBtu"). Using these prices, following are the comparative values of proved reserves at December 31, 1999 and June 30, 2000 for these four fields:


                                                                                Jan. to June,
                          December 31, 1999            June 30, 2000                2000
                      -------------------------   ------------------------       Production
        Field            MBOE          PV10          MBOE         PV10             (MBOE)
--------------------- ----------   ------------   ----------  ------------   ------------------
Heidelberg                32,789   $    238,192       47,470  $    270,475                1,236
Eucutta                    4,902         41,672        6,303        52,905                  401
Little Creek               6,146         58,440        8,505        86,554                  353
Lirette                    2,890         21,027        2,062        14,736                  240
                      ----------   ------------   ----------  ------------   ------------------
     Four Field Total     46,727   $    359,331       64,340  $    424,670                2,230
                      ==========   ============   ==========  ============   ==================

     The PV10 value of these same four fields using unescalated oil and natural gas prices as of June 30, 2000 was $657.8 million based on a NYMEX oil price of $32.50 per barrel and a NYMEX natural gas price of $4.46 per MMBtu.

6.   SIGNIFICANT PROPERTY ACQUISITIONS (SUBSEQUENT EVENT)

     During October, 2000, the Company purchased, or signed purchase and sale agreements to purchase, interests in three fields located in southwestern Louisiana for a total consideration of $66.5 million, less interim net revenue and expenses from August 1, 2000, the effective date of the purchases (the "Recent Acquisitions"). The transactions consist of 42 producing wells located in Thornwell, Iberia and Port Barre Fields. The two acquisitions in the Thornwell Field have been completed at a total cost of $57 million and the remaining $9.5 million acquisition in the Iberia and Port Barre Fields is expected to close by the end of November, subject to normal closing conditions. These acquisitions are being funded through the Company's existing bank credit facility.

     The current daily production from these acquisitions is approximately 80% natural gas. Based on preliminary estimates by the Company, these acquisitions are expected to add net proved reserves of approximately 30 billion cubic feet of natural gas (5 MMBOE) as of August 1, 2000. The Company has purchased price floors (i.e. puts) for $2.5 million covering 100% of the forecasted proven natural gas production from these acquisitions for 2001 and 2002. The price floors vary by quarter but range from $2.94 to $4.25 for 2001 and from $2.93 to $3.65 for 2002, with a weighted average price of $3.51 for 2001 and $3.23 for 2002.

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

     Denbury  is  a  growing   independent   oil  and  gas  company  engaged  in
acquisition, development and exploration activities in the U.S. Gulf Coast region. The Company is the largest oil and natural gas operator in Mississippi and holds key operating acreage in the onshore Louisiana and offshore Gulf of Mexico areas. The Company increases the value of acquired properties through a combination of exploitation, drilling, and proven engineering extraction processes.

SIGNIFICANT 2000 EVENTS

PROPERTY ACQUISITIONS

     During October, 2000, the Company purchased, or signed purchase and sale agreements to purchase, interests in three fields located in southwestern Louisiana for a total consideration of $66.5 million, less interim net revenue and expenses from August 1, 2000, the effective date of the purchases (the "Recent Acquisitions"). The transactions consist of 42 producing wells located in Thornwell, Iberia and Port Barre Fields. The two acquisitions in the Thornwell Field have been completed at a total cost of $57 million and the remaining $9.5 million acquisition in the Iberia and Port Barre Fields is expected to close by the end of November, subject to normal closing conditions. These acquisitions are being funded through the Company's existing bank credit facility.

     The current daily production from these acquisitions is approximately 80% natural gas. Based on preliminary estimates by the Company, these acquisitions are expected to add net proved reserves of approximately 30 billion cubic feet of natural gas (5 MMBOE) as of August 1, 2000. The Company has purchased price floors (i.e. puts) for $2.5 million covering approximately 100% of the forecasted proven natural gas production from these acquisitions for 2001 and 2002. The price floors vary by quarter but range from $2.94 to $4.25 for 2001 and from $2.93 to $3.65 for 2002, with a weighted average price of $3.51 for 2001 and $3.23 for 2002.

AMENDMENT TO BANK CREDIT FACILITY

     On October 13, 2000, the Company amended and restated its bank credit facility with Bank of America, as agent for a group of seven other banks. Among other things, the amendment (i) extended the credit line for one additional year, to December 31, 2003, (ii) increased the interest rate on the loan by increasing the LIBOR margin for Eurodollar loans by 0.25%, (iii) reduced the number of banks in the line by one and re-allocated the loan among the remaining eight banks, (iv) increased the Company's conforming borrowing base from $60 million to $110 million, and (v) included various other minor changes. The total borrowing base of $110 million was not changed.

CAPITAL RESOURCES AND LIQUIDITY

     As more fully described under "Results of Operations" below, the Company's results of operations, cash flows and financial position improved throughout 1999 and have continued to improve through the first nine months of 2000, primarily as a result of increasing oil prices and increasing oil and natural gas production. Oil prices have improved from the 1998 year-end NYMEX oil price of approximately $12.00 per Bbl to $17.51 per Bbl for the first nine months of 1999 and to $29.70 per Bbl for the first nine months of 2000. In addition, the Company's average daily production has increased for the sixth consecutive quarter, with average daily production of 20,553 barrels of oil equivalent produced per day ("BOE/d") for the third quarter of 2000, a 21% increase from the third quarter of 1999 average of 17,034 BOE/d and a 5% increase from the second quarter of 2000 average of 19,580 BOE/d. As a result of the improved product prices and increased production, the Company posted record quarterly earnings and cash flow generated from operations in the third quarter and first nine months of 2000, up sharply from the financial results for the comparable periods of 1999.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

     During the first nine months of 2000 the Company spent $59.1 million on exploration and development expenditures and is on track to spend approximately $80 to $85 million for the full year 2000. The Company has increased its 2000 budget, from its initial estimate of $60 million, three times during the year as new projects were added as a result of increased cash flow and additional spending anticipated on the Recent Acquisitions (see "Recent Acquisitions" above). Although the level of the Company's projected cash flow is highly variable and difficult to predict due to volatility in product prices, the success of its drilling and other developmental work and other factors, the Company has attempted to keep development and exploration spending at or near the level of available cash flow from operations. During the first nine months of 2000, the Company spent approximately $9.3 million less than cash flow from operations (before the changes in working capital balances) on development and exploration expenditures. These excess funds were used to fund the Company's minor acquisitions, which aggregated $3.3 million during the first nine months of 2000, and to reduce bank debt during the period by $6.5 million.

     The Company's bank credit facility provides for a semi-annual redetermination of the borrowing base on April 1st and October 1st. At the October 1, 2000 redetermination, the Company's conforming borrowing base was increased from $60 million to $110 million and the total borrowing base of $110 million was re-affirmed. As of September 30, 2000, the Company had not borrowed any additional funds on its bank credit facility since the third quarter of 1999, when it acquired Little Creek Field in Mississippi for approximately $12 million. The Company repaid $4.0 million on its credit line in the second quarter of 2000 and an additional $2.5 million in the third quarter of 2000, which leaves the Company with a total borrowing capacity of $89.0 million at the end of the third quarter. Subsequent to September 30, 2000, the Company has borrowed $61 million on its bank credit facility to fund the Recent Acquisitions (see "Recent Acquisitions" above) that have closed to date and the $5.1 million cost of puts or floors acquired for 2001 and 2002 (see "Market Risk Management" below), leaving it with a current availability on its bank line of $28 million. The Company plans to continue to reserve this credit line primarily for potential acquisitions. The next scheduled borrowing base redetermination will be as of April 1, 2001. Although the Company anticipates that the borrowing base will either increase or remain unchanged as a result of the additional collateral that has been provided by the Recent Acquisitions, there can be no assurance that the banks will not reduce the borrowing base at that time, as such redetermination will depend on current and expected oil and natural gas prices at that time, the Company's development and acquisition results during 2000 and its then current level of debt and other factors, some of which are beyond the Company's control.

     During the last year, the Company's production has grown at an annual rate of 20-25%. At the Company's current capital spending levels and with the current level of commodity prices, the Company expects that this trend should continue into 2001. If commodity prices were to significantly decline, the Company could adjust its capital spending levels accordingly. The Company has purchased puts or floors which cover approximately 78% of its expected 2001 production (See "Market Risk Management") and which helps assure that at least a majority of the Company's capital program can be implemented and that it can achieve a minimum rate of return on its Recent Acquisitions, assuming that its proved reserve forecast and other assumptions related to the Recent Acquisitions are correct. The Company is also continuing to pursue acquisitions which, if accomplished, should be accretive to the Company's operating results. There can be no assurance that suitable acquisitions will be identified in the future or that such acquisitions will be successful in achieving desired profitability objectives. The Company's future growth could be limited or even eliminated if the Company is unable to complete suitable acquisitions or is unable to fund such acquisitions over an extended period of time.

SOURCES AND USES OF FUNDS

     During the first three quarters of 2000, the Company spent approximately $59.1 million on exploration and development expenditures and approximately $3.3 million on acquisitions. The exploration and development expenditures included approximately $30.4 million spent on drilling, $6.5 million on geological, geophysical and acreage expenditures and $22.2 million on facilities and workover costs. These expenditures were funded primarily by cash flow from operations.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

     In contrast, during the first three quarters of 1999 the Company spent approximately $22.3 million on oil and natural gas development expenditures and approximately $19.0 million on acquisitions. The development expenditures included approximately $3.3 million spent on drilling, $4.8 million on geological, geophysical and acreage expenditures and $14.2 million spent on facilities and workover costs. These expenditures were funded by cash flow from operations and bank debt.

RESULTS OF OPERATIONS

     The Company's operating results for the third quarter and nine months ended September 30, 2000 improved significantly over the comparable prior year periods due to the improved oil and natural gas prices and the Company's sixth consecutive quarterly increase in production, partially offset by an increase in operating expenses, as further set forth below.

                                                         Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
-------------------------------------------------  ------------------------------      ----------------------------
                                                       2000              1999              2000            1999
-------------------------------------------------  -------------     ------------      ------------     -----------
AVERAGE DAILY PRODUCTION VOLUME
     Bbls                                                15,405           12,500            14,867          11,449
     Mcf                                                 30,885           27,204            29,324          28,270
     BOE(1)                                              20,553           17,034            19,754          16,160

OPERATING REVENUES AND EXPENSES(THOUSANDS)
     Oil sales                                     $     34,827      $    15,673       $    93,016      $   36,649
     Natural gas sales                                    9,226            6,367            23,424          17,952
                                                   -------------     ------------      ------------     -----------
         Total oil and natural gas revenues        $     44,053      $    22,040       $   116,440      $   54,601
                                                   -------------     ------------      ------------     -----------

     Operating costs                               $      9,737      $     6,742       $    27,873      $   17,655
     Production taxes                                     2,059            1,139             5,370           2,568
                                                   -------------     ------------      ------------     -----------
         Total production expenses                 $     11,796      $     7,881       $    33,243      $   20,223
                                                   -------------     ------------      ------------     -----------

UNIT PRICES-INCLUDING IMPACT OF HEDGES
     Oil price per Bbl                             $      24.57      $     13.63       $     22.83      $    11.73
     Gas price per Mcf                                     3.25             2.54              2.92            2.33

UNIT PRICES-EXCLUDING IMPACT OF HEDGES
     Oil price per Bbl                             $      27.20      $     16.64       $     25.17      $    13.01
     Gas price per Mcf                                     4.59             2.79              3.62            2.34

OPERATING REVENUES AND EXPENSES PER BOE(1)
     Oil and natural gas revenues                  $      23.30      $     14.06       $     21.51      $    12.38
                                                   -------------     ------------      ------------     -----------

     Operating costs                               $       5.15      $      4.30       $      5.15      $     4.00
     Production taxes                                      1.09             0.73              0.99            0.58
                                                   -------------     ------------      ------------     -----------
         Total production expenses                 $       6.24      $      5.03       $      6.14      $     4.58
-------------------------------------------------  -------------     ------------      ------------     -----------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

     PRODUCTION: In the third quarter of 2000, production increased for the sixth consecutive quarter, with average daily production of 20,553 BOE/d, a 3,519 BOE/d (21%) increase from the third quarter of 1999 and a 973 BOE/d (5%) increase from the second quarter of 2000. Production for the nine months ended September 30, 2000 averaged 19,754 BOE/d, a 22% increase over the first nine months of 1999. The production increase over the third quarter of 1999 is due primarily to production increases at Heidelberg Field (1,531 BOE/d), Little Creek Field (1,282 BOE/d), Eucutta Field (417 BOE/d) and King Bee Field (216 BOE/d), offset in part by normal decreases in other minor fields. The production increase over the first nine months of 1999 is due primarily to production increases at Heidelberg Field (1,645 BOE/d), Little Creek Field (1,719 BOE/d) and King Bee Field (422 BOE/d), offset in part by normal decreases in other minor fields. The Company has also increased its presence in the offshore arena in the Gulf of Mexico with an acquisition in May 2000, which added 255 BOE/d and 151 BOE/d to the third quarter and nine months ended September 30, 2000, respectively.

     The production increase for the Company's largest field, Heidelberg Field, represents the eleventh consecutive quarterly increase for that field, with average daily production of 7,670 BOE/d, a 25% increase from the third quarter of 1999 and a 664 BOE/d (9%) increase from the prior quarter of 2000. These production increases were the result of the Company's active drilling program and further improvements in the performance of its waterfloods. A total of 14 wells were drilled at Heidelberg in the third quarter of 2000, comprised of four oil, nine gas and one water injection well. Year-to-date the Company has drilled 34 wells at Heidelberg, comprised of 14 oil, 11 gas and 9 water injection wells. The production increases in Little Creek Field and King Bee Field are attributable to the fact that these properties were acquired in the second and third quarters of 1999, respectively, plus increases in the overall production levels at these fields since they were acquired as a result of the Company's development and exploitation work.

     OIL AND NATURAL GAS REVENUES: Oil and natural gas revenues increased 100% from the third quarter of 1999 to 2000 and 113% between the first nine months of 1999 and 2000. These increases were primarily a result of 55% to 93% increases in oil and natural gas prices as outlined below and the 20-25% increases in production levels as discussed above, offset in part by the Company's losses on its hedging activities, also outlined below. The Company's net realized unhedged oil price of $27.20 per Bbl for the third quarter of 2000 was a 63% increase over the prior year third quarter unhedged average oil price of $16.64 per Bbl. The net realized unhedged oil price for the first nine months of 2000 increased 93% over the prior year nine month period's price. The Company's net realized unhedged natural gas price of $4.59 per Mcf for the third quarter of 2000 was a 65% increase over the prior year quarter unhedged natural gas price of $2.79 per Mcf. The Company's net unhedged natural gas price increased 55% when comparing the nine month periods ended September 30.

     The Company's oil hedging contracts, which were put in place in early 1999, negatively impacted the Company's oil revenues by $3.7 million, or $2.63 per Bbl, for the third quarter of 2000, and by $9.5 million, or $2.34 per Bbl, for the first nine months of 2000. In the third quarter and first nine months of 1999, the Company's oil hedging losses were $3.5 million and $4.0 million, which reduced the Company's average oil price during those periods by $3.01 per Bbl and $1.28 per Bbl, respectively.

     The Company recorded a loss on its natural gas hedging contracts, which were put in place in 1998, of $3.8 million, or $1.34 per Mcf, in the third quarter of 2000 and $5.7 million, or $0.70 per Mcf, in the first nine months of 2000. In the third quarter of 1999 the Company lost $600,000 on its gas hedges ($0.25 per Mcf), and for the nine months ended September 30, 1999, the Company recorded hedging losses of approximately $80,000 ($0.01 per Mcf). The Company's hedging activities are discussed in more detail in "Market Risk Management" herein.

     PRODUCTION EXPENSES: Production expenses increased by $3.9 million, or 50%, between the third quarters of 1999 and 2000 and increased by $13.0 million, or 64%, between the first nine months of 1999 and 2000. Approximately $1.7 million of the third quarter of 2000 increase and $5.9 million of the first nine months of 2000 increase were due to the addition of the King Bee Field and Little Creek Field (a tertiary oil recovery operation which has higher operating expenses than the Company's average), which were acquired in the second and third quarters of 1999, respectively. An additional $750,000 increase in the third quarter of 2000 and $2.3 million increase in the first nine months of 2000 were

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

due to increased production taxes resulting from the increase in oil and natural gas prices and increased production. The remaining increases of approximately $1.5 million in the third quarter of 2000 and $4.8 million for the first nine months of 2000 were due primarily to increased operating costs, primarily at Heidelberg Field, resulting from higher costs associated with the expansion of the water floods in 1999 and 2000, increased workover expenses and additional wells added as a result of increased drilling activity during the last year.

                       General and Administrative Expenses

General and administrative ("G&A") expenses increased slightly as set forth below:

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
-----------------------------------------------    --------------------------        ---------------------------
                                                       2000          1999               2000            1999
-----------------------------------------------    ------------   -----------        -----------     -----------
G&A EXPENSES (THOUSANDS)
     Gross expenses                                $      6,152   $     5,232        $    18,164     $    14,654
     State franchise taxes                                  100           124                389             428
     Operator overhead charges                           (3,385)       (2,680)            (9,982)         (7,195)
     Capitalized exploration expenses                      (807)         (779)            (2,347)         (2,126)
                                                   ------------   -----------        -----------     -----------
         Net expenses                              $      2,060   $     1,897        $     6,224     $     5,761
                                                   ------------   -----------        -----------     -----------

Average G&A cost per BOE                           $       1.09   $      1.21        $      1.15     $      1.31

Employees as of September 30                                240           218                240             218
-----------------------------------------------    ------------   -----------        -----------     -----------

     Gross G&A expenses increased $920,000, or 18%, between the third quarters of 1999 and 2000 and $3.5 million, or 24%, between the first nine months of 1999 and 2000. The largest components of these increases were salaries, bonus accruals, and other related employee costs, which accounted for approximately $866,000 of the increase between the respective quarters and $3.0 million of the increase between the respective nine month periods. The increased employee cost was due to salary increases that were given for the first time in two years
(effective January 1, 2000) at an overall average increase of 7%, personnel additions resulting primarily from the King Bee and Little Creek acquisitions in the second and third quarters of 1999, and increased bonus accruals.

     The increase in gross G&A expenses is offset in part by an increase in operator overhead recovery charges and capitalized exploration costs in 2000. The Company's well operating agreements allow the Company, when it is the operator, to charge a well with a specified overhead rate during the drilling phase and also charge a monthly fixed overhead rate for each producing well. As a result of the additional operated wells acquired in the King Bee and Little Creek Field acquisitions and the new wells added as a result of increased drilling activity since the second quarter of 1999, the amount recovered by the Company as operator overhead charges increased by 26% between the third quarters of 1999 and 2000 and by 39% between the first nine months of 1999 and 2000. Capitalized exploration costs increased proportionally between the comparable periods in 1999 and 2000 along with the increase in gross G&A expenses. The net effect of the increase in gross G&A expenses, operator overhead charges and capitalized exploration costs was a 9% increase in net G&A expense between the third quarters of 1999 and 2000 and an 8% increase in net G&A expense between the first nine months of 1999 and 2000. However, as a result of the increases in production, the net G&A cost per BOE decreased 10% between the respective third quarters of 1999 and 2000 and 12% between the two nine month periods ended September 30, 1999 and 2000.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

                         Interest and Financing Expenses

                                                             Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
----------------------------------------------------    ----------------------------     --------------------------
AMOUNTS IN THOUSANDS EXCEPT PER BOE DATA                    2000            1999             2000          1999
----------------------------------------------------    -------------    -----------     ------------   -----------
Interest expense                                        $       3,545    $     3,492     $     10,763   $    12,170
Non-cash interest expense                                        (234)          (205)            (690)         (612)
                                                        -------------    -----------     ------------   -----------
Cash interest expense                                           3,311          3,287           10,073        11,558
Interest and other income                                        (696)          (338)          (1,626)       (1,069)
                                                        -------------    -----------     ------------   -----------
     Net cash interest expense                          $       2,615    $     2,949     $      8,447   $    10,489
                                                        -------------    -----------     ------------   -----------

Average net cash interest expense per BOE               $        1.38    $      1.88     $       1.56   $      2.38

Average debt outstanding                                $     148,418    $   147,363     $    151,115   $   178,585
----------------------------------------------------    -------------    -----------     ------------   -----------

     Interest expense for the quarter ended September 30, 2000 increased slightly (2%) compared to the prior year quarter and decreased 12% for the nine months ended September 30, 2000 versus the comparable prior year nine month period. These fluctuations are due primarily to the change in the average debt outstanding during each of the periods and to a slight increase in interest rates on the Company's floating rate bank debt during 2000.

     In 1999 the Company began the year with $100.0 million of total bank debt and increased that amount to $109.6 million by the end of the first quarter. This debt was reduced in April 1999 by $100.0 million with the proceeds from the sale of stock to Texas Pacific Group, but subsequently increased by $7.9 million, to $17.5 million, during the second quarter of 1999 and to $27.5 million in the third quarter to fund the acquisition of Little Creek Field. Since that time the Company's bank borrowings remained at $27.5 million until late June 2000, when the Company paid down $4.0 million of its outstanding bank debt and then paid down an additional $2.5 million in September 2000, leaving $21 million outstanding as of September 30, 2000. The Company's $125 million of 9% Senior Subordinated Notes Due 2008 was outstanding during both 1999 and 2000. On a BOE basis, net cash interest expense decreased 27% between the third quarter of 1999 and 2000 and 34% between the first nine months of 1999 and 2000 as a result of the production increases each quarter since the first quarter of 1999.

                  Depletion, Depreciation and Site Restoration

     As of June 30, 2000, the engineering firm of DeGolyer and MacNaughton prepared a reserve report on the Company's four largest fields using the same unescalated price scenario used in the Company's December 31, 1999 SEC report. These four fields as of December 31, 1999 comprised 78% of the Company's total value on both a BOE and PV10 (estimated future net revenues discounted at 10%) basis. Based on the results of this report, the Company's estimated proved reserves for its four largest fields increased approximately 19.8 MMBOE since December 31, 1999 (including the 2.2 MMBOE produced during the first six months of 2000 from these fields). The Company has used the results of this report in estimating the DD&A rate for the third quarter and first nine months of 2000, which resulted in a reduction in the DD&A rate from $4.50 per BOE in the first quarter of 2000 to $4.35 per BOE for the current quarter and first nine months of 2000. In addition to the increase in reserves, the Company also factored into the DD&A rate calculation the effect of transferring approximately $32.7 million from unevaluated properties into the full cost pool and the increase in site reclamation expense attributable to the purchase of offshore properties in the Gulf of Mexico, both in the second quarter of 2000. The $4.35 per BOE rate for the first nine months of 2000 is an increase from the $4.00 rate during the first nine months of 1999 or the fiscal year 1999 rate of $4.17 due to development costs which exceeded the DD&A rate in effect after the large full cost pool writedowns in 1998. The Company's provision for well abandonment and site reclamation is made net of anticipated salvage value and is included in DD&A expense.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

                                                           Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
----------------------------------------------------- ----------------------------      ---------------------------
AMOUNTS IN THOUSANDS EXCEPT PER BOE DATA                 2000             1999              2000           1999
----------------------------------------------------- -----------     ------------      ------------   ------------
Depletion and depreciation                            $     7,786     $      6,480      $     22,322   $     16,955
Site restoration provision                                    160               37               417            181
Depreciation of other fixed assets                            282              187               819            513
                                                      -----------     ------------      ------------   ------------
     Total DD&A                                       $     8,228     $      6,704      $     23,558   $     17,649
                                                      -----------     ------------      ------------   ------------
Average DD&A cost per BOE                             $      4.35     $       4.28      $       4.35   $       4.00
----------------------------------------------------- -----------     ------------      ------------   ------------

                                  Income Taxes

     Based on the Company's pre-tax income of $19.1 million for the third quarter and $44.3 million for the nine months ended September 30, 2000, an income tax provision for these periods using an effective tax rate of 37% would have resulted in a $7.1 million and a $16.4 million income tax provision for the three and nine month periods ended September 30, 2000, respectively. As of December 31, 1999, the Company had a fully reserved deferred tax asset of $95.1 million which is available to offset pre-tax income. As the deferred tax asset is utilized, the Company makes a corresponding adjustment to its valuation allowance, resulting in no net deferred tax income or expense. The Company believes that the remaining deferred tax asset should continue to be fully impaired at this time, based on projected future taxable income at oil and gas pricing consistent with the Company's long range planning and anticipated levels of capital spending, a portion of which are intangible drilling costs which may be deducted for tax purposes in the year incurred. The Company's $81,000 current provision for income taxes in the third quarter and $121,000 for the first nine months of 2000 is for alternative minimum tax, based on projected taxable income that may not be completely offset by net operating losses.

                                                                Three Months Ended            Nine Months Ended
                                                                  September 30,                 September 30,
--------------------------------------------------------    --------------------------    -------------------------
                                                                2000          1999           2000          1999
--------------------------------------------------------    ------------  ------------    -----------   -----------
Income tax provision                                        $         81   $    -         $       121   $     -

Average income tax expense per BOE                          $       0.04        -         $      0.02         -

Effective tax rate                                                  0.4%        -                0.3%         -
--------------------------------------------------------    ------------  ------------    -----------   -----------

                         Summary Operating and BOE Data

     Primarily as a result of the increased production and product prices in the third quarter and first nine months of 2000, net income and cash flow from operations increased on both a gross and per share basis over the comparable periods.

                                                                Three Months Ended           Nine Months Ended
                                                                  September 30,                September 30,
--------------------------------------------------------    --------------------------   --------------------------
AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS                   2000          1999          2000           1999
--------------------------------------------------------    ------------  ------------   -----------   ------------
Net income (loss)                                           $     19,039  $      2,404   $    44,157   $       (133)

Net income (loss) per common share:
   Basic                                                    $       0.42  $       0.05   $      0.96   $          -
   Diluted                                                          0.41          0.05          0.96              -

Cash flow from operations (1)                               $     27,502  $      9,547   $    68,404   $     18,642
--------------------------------------------------------    ------------  ------------   -----------   ------------

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

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                 September 30,
                                                            ---------------------------     -----------------------
Per BOE Data                                                    2000           1999           2000         1999
--------------------------------------------------------    ------------    -----------     ---------   -----------
  Oil and natural gas revenue                               $      23.30    $     14.06     $   21.51   $     12.38
  Operating costs                                                  (5.15)         (4.30)        (5.15)        (4.00)
  Production taxes                                                 (1.09)         (0.73)        (0.99)        (0.58)
--------------------------------------------------------    ------------    -----------     ---------   -----------
       Production netback                                          17.06           9.03         15.37          7.80
  General and administrative                                       (1.09)         (1.21)        (1.15)        (1.31)
  Net interest expense                                             (1.38)         (1.88)        (1.56)        (2.38)
  Other                                                            (0.04)          0.15         (0.02)         0.12
--------------------------------------------------------    ------------    -----------     ---------   -----------
       Cash flow from operations(1)                                14.55           6.09         12.64          4.23
  DD&A                                                             (4.35)         (4.28)        (4.35)        (4.00)
  Other non-cash items                                             (0.13)         (0.28)        (0.13)        (0.26)
--------------------------------------------------------    ------------    -----------     ---------   -----------
       Net income (loss)                                    $      10.07    $      1.53     $    8.16   $     (0.03)
--------------------------------------------------------    ------------    -----------     ---------   -----------

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

     The Company also enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future oil and natural gas production. The Company has a contract on its oil production that hedges 3,000 Bbls/d with a price floor of $14.00 per Bbl and a price ceiling of $18.05 per Bbl. This contract has been in effect since April 1999, expires as of December 31, 2000, and hedges approximately 19% of the Company's oil production based on the Company's third quarter of 2000 average oil production. The Company also has a contract that hedges 24 million cubic feet of natural gas per day with a price floor of $1.90 per MMBtu and a price ceiling of $2.58 per MMBtu. This contract has been in effect since 1998, expires as of December 31, 2000, and hedges approximately 78% of the Company's natural gas production based on the Company's third quarter of 2000 average natural gas production. During the third quarter of 2000 the Company paid approximately $3.7 million on the oil hedge contract, which reduced the net average realized price by $2.63 per Bbl, and paid approximately $3.8 million on the natural gas hedge contract, which reduced the net realized price by $1.34 per Mcf. Through the first nine months of 2000 the Company paid approximately $9.5 million on the oil hedge contract and $5.7 million on the natural gas hedge contract, which reduced the Company's net average realized price for oil and natural gas by $2.34 per Bbl and $0.70 per Mcf. During the three and nine month periods ended September 30, 1999, the Company paid $3.5 million and $4.0 million on its oil hedge contract, which reduced the Company's average oil price by $3.01 and $1.28 respectively. During the three and nine month periods ended September 30, 1999, the Company paid $619,000 and $80,000 on its gas hedge contracts, which reduced the Company's average gas price by $0.25 and $0.01, respectively.

     Gain or loss on these derivative commodity contracts would be offset by a corresponding gain or loss on the hedged commodity positions. Based on futures market prices at September 30, 2000, the Company would expect to pay approximately $3.5 million on the oil hedge contract and $5.9 million on the natural gas hedge contract through their expiration at the end of 2000. If the futures market prices were to increase 10% from those in effect at September 30,

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

2000, the Company would be required to make additional cash payments under the oil contract of approximately $846,000 and additional payments under the natural gas contract of $1.2 million. If the futures market prices were to decline 10% from those in effect as September 30, 2000, the Company would reduce cash payments under the oil contract by approximately $846,000 and reduce the payments due under the natural gas contract by $1.2 million.

     For the years 2001 and 2002 the Company has acquired puts or floors to hedge a portion of its anticipated oil and natural gas production. For 2001, the Company acquired a $22.00 floor on 12,800 Bbls/d and a $2.80 floor on 37.5
MMBtu/d  for  an  aggregate   cost  of  $2.6  million,   which   together  cover
approximately 75% of its anticipated production, before the addition of the Recent Acquisitions. At the time of signing the purchase and sale agreements on the Recent Acquisitions, the Company purchased puts or floors on the anticipated proven natural gas production from these properties during 2001 and 2002. The floors relating to the Recent Acquisitions cost a total of approximately $2.5 million and have varying volume and price floors each quarter for 2001 and 2002. The price floor ranges from $2.94 to $4.25 for 2001 and from $2.93 to $3.65 for 2002, with a weighted average price of $3.51 for 2001 and $3.23 for 2002. The volumes on the floors also vary by quarter and range from 18.3 MMBtu/d to 26.6 MMBtu/d for 2001 and from 4.6 MMBtu/d and 12.0 MMBtu/d for 2002, with a weighted average volume of 23.0 MMBtu/d for 2001 and 7.8 MMBtu/d for 2002.

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

     The process relating to implementation of SFAS No. 133 is ongoing. To date, all derivatives within the company have been identified. The Company is in the process of designating, documenting and assessing hedging relationships. The Company's derivatives are expected to result in cash flow hedges, which require the Company to record the derivative assets or liabilities at fair value in the statement of financial position with an offset in Other Comprehensive Income to the extent the hedge is effective. Hedge ineffectiveness will be recorded in earnings.

     The Company continues to evaluate the impact of SFAS No. 133, as well as the ongoing implementation issues currently being addressed by the Derivatives Implementation Group. As a result, the direct financial impact of the application of hedge accounting and the transition adjustment on the Company's financial position and results of operations has yet to be determined.

                           Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "budgeted," "expect," "predict," "anticipate," "projected," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are: volatility of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic and market conditions and the effect of such on operating expenses, competition and government regulations, as well as the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     The information required by Item 3 is set forth under "Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K DURING THE THIRD QUARTER OF 2000
--------------------------------------------------------------------------

     EXHIBITS:
     ---------

         10* Second Amended and Restated Credit Agreement, dated October 13, 2000, between the Company and Bank of America, N.A., as Administrative Agent, and the financial institutions listed on Schedule 2.1 therein.

         15* Letter from Independent Accountants as to unaudited interim financial information.

         27*      Financial Data Schedule (EDGAR version only).

     * Filed herewith.

     REPORTS ON FORM 8-K:
     --------------------

         (i) On October 10, 2000, the Company filed a Current Report on Form 8-K that reported under Item 5, "Other Events," that Ms. Carrie Wheeler had been elected to the Company's Board of Directors to fill the vacancy created by the resignation of Mr. David Stanton.

         (ii) On October 27, 2000, the Company filed a Current Report on Form 8-K that reported under Item 2, "Acquisition or Disposition of Assets," that the Company had purchased or had signed purchase and sale agreements for the purchase of $66.5 million of oil and natural gas properties located in southwest Louisiana.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              DENBURY RESOURCES INC.
                                                  (Registrant)



                                    By:         /s/ Phil Rykhoek
                                       -------------------------------------
                                                  Phil Rykhoek
                                             Chief Financial Officer




                                    By:         /s/ Mark C. Allen
                                       -------------------------------------

                                                   Mark C. Allen
                                        Chief Accounting Officer & Controller






Date: November 14, 2000