Form 10-K405
period 2000-12-31
DENBURY RESOURCES INC
filed 2001-03-16
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 2000 FORM 10-K

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _________ to________

                         Commission file number 1-12935
                         ------------------------------

                             DENBURY RESOURCES INC.
             (Exact name of Registrant as specified in its charter)



            Delaware                                             75-2815171
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


        5100 Tennyson Parkway,
        Suite 3000, Plano, TX                                      75024
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:            (972) 673-2000

Securities registered pursuant to Section 12(b) of the Act:

================================================================================
    Title of Each Class                Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
Common Stock $.001 Par Value                    New York Stock Exchange
================================================================================

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $168,142,000.

     The number of shares outstanding of the registrant's Common Stock as of March 1, 2001, was 46,012,608.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                             Incorporated as to
1. Notice and Proxy Statement for         1.  Part III, Items 10, 11, 12, and 13
   the Annual Meeting of Shareholders
   to be held May 23, 2001.

2. Annual Report to Shareholders for      2.  Part I, Item 1 and Part II, Items
   the year ended December 31, 2000.          5, 6, 7, 8


                                                Denbury Resources Inc.
                                            2000 Annual Report on Form 10-K
                                                   Table of Contents

Item                                                                                               Page
----                                                                                               ----
                                                        PART I
1.                 Business...........................................................................3
2.                 Properties.........................................................................8
3.                 Legal Proceedings..................................................................8
4.                 Submission of Matters to a Vote of Security Holders................................8

                                                       PART II

5.                 Market for Common Stock and Related Matters........................................9
6.                 Selected Financial Data............................................................9
7.                 Management's Discussion and Analysis of Financial Condition and
                         Results of Operations........................................................9
7A.                Quantitative and Qualitative Disclosures About Market Risk.........................9
8.                 Financial Statements and Supplementary Data........................................9
9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................................9

                                                       PART III

10.                Directors and Executive Officers of the Company....................................9
11.                Executive Compensation............................................................10
12.                Security Ownership of Certain Beneficial Owners and Management....................10
13.                Certain Relationships and Related Transactions....................................10

                                                       PART IV

14.                Exhibits, Financial Statement Schedules and Reports on Form 8-K...................10


                                     PART I

Item 1. Business
----------------

The Company

       Denbury Resources Inc. ("Denbury" or the "Company") is a Delaware corporation, organized under Delaware General Corporation Law, engaged in the acquisition, development, operation and exploration of oil and gas properties in the Gulf Coast region of the United States, primarily in Louisiana and Mississippi. Denbury's corporate headquarters is located at 5100 Tennyson Parkway, Suite 3000, Plano, Texas 75024, and its phone number is 972-673-2000. At December 31, 2000, the Company had 242 employees, 146 of which were employed in field operations or at the field offices.

Incorporation and Organization

       Denbury was originally incorporated in Canada in 1951. In 1992, the Company acquired all of the shares of a United States operating company, Denbury Management, Inc. ("DMI"), and subsequent to the merger the Company sold all of its Canadian assets. Since that time, all of the Company's operations have been in the United States.

       In April 1999, the stockholders approved a move of the Company's corporate domicile from Canada to the United States as a Delaware corporation. Along with the move, the Company's wholly owned subsidiary, DMI, was merged into the new Delaware parent company, Denbury Resources Inc. This move of domicile did not have any effect on the operations and assets of the Company.

       The Company has three active wholly owned subsidiaries, Denbury Marine, L.L.C., Denbury Energy Services, Inc. and Denbury Carbonics L.L.C.

Business Strategy

      As part of our corporate strategy, we believe in the following fundamental principles:

      o   remain focused in specific regions;
      o acquire properties where we believe additional value can be created through a combination of exploitation, development, exploration and marketing;
      o   acquire  properties  that  give us a  majority  working  interest  and operational control or where we believe we can ultimately obtain it;
      o   maximize the value of our  properties  by  increasing  production  and reserves while reducing cost; and
      o maintain a highly competitive team of experienced and incentivized personnel.

Acquisitions of Oil and Gas Properties

      Information as to recent acquisitions by the Company is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - 2000 Acquisitions," appearing on page 28 of the Annual Report and under "West Mississippi and Little Creek Field," appearing on pages 16 to 19 of the Annual Report. Such information is incorporated herein by reference.

Oil and Gas Operations

      Information regarding selected operating data and a discussion of the Company's significant operating areas and the primary properties within those three areas are set forth under "Selected Operating Data," appearing on pages 6 through 8 of the Annual Report, and the Operations Sections appearing on pages 10 through 19 of the Annual Report. Such information is incorporated herein by reference.

Oil and Gas Acreage, Productive Wells, Drilling Activity

      Information regarding oil and gas acreage, productive wells and drilling activity are set forth under "Selected Operating Data," appearing on page 8 of the Annual Report.

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

Production

      Information regarding average production rates, unit sale prices and unit costs per BOE are set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 27 and 28 of the Annual Report.

Significant Oil and Gas Purchasers

       Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. The loss of any purchaser would not be expected to have a material adverse effect upon the Company. For the year ended December 31, 2000, the Company sold 10% or more of its net production of oil and gas to the following purchasers: Hunt Refining 24%, Southland Refining 17%, EOTT Energy 16% and Dynegy 10%.

Geographic Segments

       All of the Company's operations are in the United States.

Product Marketing

       The Company's ability to market oil and gas depends on many factors beyond its control, including the extent of domestic production and imports of oil and gas, the proximity of the Company's gas production to pipelines, the available capacity in such pipelines, the demand for oil and gas, the effects of weather, and the effects of state and federal regulation. Denbury's production is primarily from developed fields close to major pipelines or refineries and established infrastructure. As a result, Denbury has not experienced any difficulty to date in finding a market for all of its product as it becomes available or in transporting its product to these markets; however, the Company cannot assure that it will always be able to market all of its production or obtain favorable prices. The Company does not currently believe that the loss of any of its oil or gas purchasers would have a material adverse effect on its operations.

Oil Marketing

       Denbury markets its oil to a variety of purchasers, most of which are large, established companies. The oil is generally sold under a short-term contract with the sales price based on an applicable posted price, plus a negotiated premium or the NYMEX price less a discount. This price is determined on a well-by-well basis and the purchaser generally takes delivery at the wellhead. Mississippi oil, which accounted for approximately 94% of the Company's oil production in 2000, is primarily light to medium sour crude and sells at a significant discount to the NYMEX price. This discount ranged by field from approximately $0.25 to $9.50 per Bbl in 2000 and the average discount for the Company's Mississippi oil production was approximately $4.55 per Bbl in 2000. The balance of the oil production, Louisiana oil, is primarily light sweet crude, which typically sells at a smaller discount to NYMEX.

Natural Gas Marketing

       Virtually all of Denbury's natural gas production is close to existing pipelines and consequently, the Company generally has a variety of options to market its natural gas. The Company sells the majority of its natural gas on one year contracts with prices fluctuating month-to-month based on published pipeline indices with slight premiums or discounts to the index.

Production Price Hedging

       The Company enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future oil and natural gas production. Information as to these activities is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management", appearing on pages 35 through 37 of the Annual Report. Such information is incorporated herein by reference.

Operating Environment

Price Volatility

       The oil and gas industry is affected by many factors that the Company generally cannot control. Crude oil prices are generally determined by global supply and demand. After sinking to a five-year low at the end of 1993, oil prices began a recovery and climbed to prices above $26 during the fourth quarter 1996. NYMEX crude oil prices ranged from $18 to $22 during most of 1997, then began to decline throughout 1998 to a year-end price of approximately
$12.00 per Bbl, the lowest level since 1978. After a weak first quarter, oil prices increased in 1999 because of production cuts by OPEC and other leading oil exporters, reduced inventories and anticipated increased demand. NYMEX prices have generally continued to climb throughout 1999 and 2000, and averaged approximately $19.00 per Bbl for 1999 and approximately $30.00 per Bbl in 2000.

       Natural gas prices are influenced by North American supply and demand, which is often dependent upon weather conditions. Natural gas competes with alternative energy sources as a fuel for heating and the generation of electricity. Natural gas prices fluctuate primarily due to weather, storage concerns and U.S. economic growth. Natural gas prices were high during most of 1996 and 1997, reaching ten year highs. Gas prices declined, however, in December 1997 and remained lower throughout 1998 and first quarter 1999, primarily because of a mild winter. Natural gas prices averaged approximately $2.35 per Mcf in 1999, but increased to an average of approximately $3.90 per Mcf during 2000, primarily due to low storage levels. As of December 31, 2000, the NYMEX natural gas prices were almost $10.00 per Mcf, although prices dropped in the first part of 2001 to between $5.00 and $6.00 per Mcf.

       The revenues, cash flow and results of operations of the Company are highly dependent upon the prices of oil and natural gas. During the last three years, the Company's net income has fluctuated from a loss of $287.1 million in 1998 to net income of $142.2 million in 2000, primarily as a result of significant changes in oil and natural gas prices. In addition, fluctuations in commodity prices have a direct impact on the volumes of the Company's proved reserves and their value.

Oil and Natural Gas Operations

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

Competition and Markets

       The Company faces competition from other oil and gas companies in all aspects of its business, including acquisition of producing properties and oil and gas leases, marketing of oil and gas, and obtaining goods, services and labor. Many of its competitors have substantially larger financial and other resources. Factors that affect the Company's ability to acquire producing properties include available funds, available information about prospective properties and the Company's standards established for minimum projected return on investment. Gathering systems are the only practical method for the intermediate transportation of natural gas. Therefore, competition for natural gas delivery is presented by other pipelines and gas gathering systems. Competition is also presented by alternative fuel sources, including heating oil and other fossil fuels. Because of the long-lived, high margin nature of the Company's oil and gas reserves and management's experience and expertise in exploiting these reserves, management believes that it is effective in competing in the market.

Federal and State Regulations

       There have been, and continue to be, numerous federal and state laws and regulations governing the oil and gas industry that are often changed in response to the current political or economic environment. Compliance with this regulatory burden is often difficult and costly and may carry substantial penalties for noncompliance. The following are some specific regulations that may affect the Company. The Company cannot predict the impact of these or future legislative or regulatory initiatives.

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

Federal Regulation of Sales Prices and Transportation

       Currently, there are no federal, state or local laws that regulate the price for sales of natural gas, NGLs, crude oil or condensate by the Company. However, the rates charged and terms and conditions for the movement of gas in interstate commerce through certain intrastate pipelines and production area hubs are subject to regulation under the Natural Gas Policy Act of 1978 ("NGPA"). Pipeline and hub construction activities are, to a limited extent, also subject to regulations under the Natural Gas Act of 1938 ("NGA"). While these controls do not apply directly to the Company, their effect on natural gas markets can be significant in terms of competition and cost of transportation services. Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective and their effect, if any, on the Company's operations. Historically, the natural gas industry has been heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC, Congress and the states will continue indefinitely into the future.

Gathering Regulations

       State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. Such regulation has not generally been applied against gatherers of natural gas, although natural gas gathering may receive greater regulatory scrutiny in the future.

Federal, State or Indian Leases

       The Company's operations on federal, state or Indian oil and gas leases are subject to numerous restrictions, including nondiscrimination statutes. Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the Bureau of Land Management, Minerals Management Service and other agencies.

Environmental Regulations

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

       Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and gas exploration, development and production operations, and consequently may impact the Company's operations and costs. These regulations include, among others, (i) regulations by the EPA and various state agencies regarding approved methods of disposal for certain hazardous and nonhazardous wastes; (ii) the Comprehensive Environmental Response, Compensation, and Liability Act, Federal Resource Conservation and Recovery Act and analogous state laws which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements which may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of the Company; (iv) the Oil Pollution Act of 1990 which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; and (vi) state regulations and statutes governing the handling, treatment, storage and disposal of naturally occurring radioactive material ("NORM").

       Management believes that the Company is in substantial compliance with applicable environmental laws and regulations. To date, the Company has not expended any material amounts to comply with such regulations, and management does not currently anticipate that future compliance will have a materially adverse effect on the consolidated financial position or results of operations of the Company.

Estimated Net Quantities of Proved Oil and Gas Reserves and Present Value of Estimated Future Net Revenues

       Estimates of net proved oil and gas reserves as of December 31, 2000 have been prepared by DeGolyer and MacNaughton, and the estimates as of December 31, 1999 and 1998 were prepared by Netherland, Sewell and Associates, Inc., both independent petroleum engineers located in Dallas, Texas. See Note 9 "Supplemental Reserve Information" of the Consolidated Financial Statements and pages 6 and 7 of the Annual Report for disclosure of reserve data. Such information is incorporated herein by reference.

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

Item 3.  Legal Proceedings
--------------------------

       In the opinion of management, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. However, due to the nature of its business, certain legal or administrative proceedings arise from time to time in the ordinary course of its business. See Note 7, "Commitments and Contingencies" of the Consolidated Financial Statements for further disclosure regarding legal proceedings and contingencies. Such information is included herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

       No matters were submitted for a vote of security holders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for the Common Stock and Related Matters
--------------------------------------------------------

       Information as to the markets in which the Company's common stock is traded, the quarterly high and low prices for such stock during the last two years, the restriction on the payment of dividends with respect to the common stock, and the approximate number of stockholders of record at February 1, 2001, is set forth under "Common Stock Trading Summary" appearing on page 61 of the Annual Report. Such information is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

       Selected Financial Data for the Company for each of the last five years are set forth under "Financial Highlights" appearing on page 2 of the Annual Report. All such information is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

       Information as to the Company's financial condition, changes in financial condition and results of operations and other matters is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 23 through 38 of the Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       The information required by Item 7A is set forth under "Market Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 35 through 37 of the Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

       The Company's consolidated financial statements, accounting policy disclosures, notes to financial statements, business segment information, unaudited quarterly information and independent auditors' report are presented on pages 39 through 60 of the Annual Report. All such information is incorporated herein by reference.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

       None.

                                    PART III

Item 10. Directors and Executive Officers of the Company
--------------------------------------------------------

Directors of the Company

       Information as to the names, ages, positions and offices with Denbury, terms of office, periods of service, business experience during the past five years and certain other directorships held by each director or person nominated to become a director of Denbury will be set forth in the "Election of Directors" segment of the Proxy

Statement ("Proxy Statement") for the Annual Meeting of Shareholders to be held May 23, 2001, ("Annual Meeting") and is incorporated herein by reference.

Executive Officers of the Company

       Information concerning the executive officers of Denbury will be set forth in the "Management" section of the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and exchanges and to furnish the Company with copies. Based solely on its review of the copies of such forms received by it, or written representations from such persons, the Company is not aware of any person who failed to file any reports required by
Section 16(a) to be filed for fiscal 2000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

       Information as to the number of shares of Denbury's equity securities beneficially owned as of March 15, 2001, by each of its directors and nominees for director, its five most highly compensated executive officers and its directors and executive officers as a group will be presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a) Financial Statements and Schedules. Financial statements and schedules filed as a part of this report are presented on pages 39 through 60 of the Annual Report and are incorporated herein by reference.

Exhibits.  The following exhibits are filed as a part of this report.


Exhibit
  No.     Exhibit
-------   -------

3(a) Certificate of Incorporation of Denbury Resources Inc. filed with the Delaware Secretary of State on April 20, 1999 (incorporated by refer-ence as Exhibit 3(a) of the Registrant's Form 10-Q for the quarter ended March 31, 1999).

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

4(b) First Supplemental Indenture dated as of April 21, 1999, between Denbury Resources Inc., a Delaware corporation, and Chase Bank of Texas, National Association, as Trustee, relating to Denbury Management, Inc.'s 9% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4(a) of the Registrant's Form 10-Q for the quarter ended March 31, 1999).

10(a) Second Amended and Restated Credit Agreement, dated October 13, 2000, between the Company and Bank of America, N.A., as Administrative Agent, and the financial institutions listed on schedule 2.1 therein (incorporated by reference to Exhibit 10 of the Registrant's Form 10-Q for the quarter ended September 30, 2000).

10(b)**   Denbury Resources Inc. Stock Option Plan (incorporated by reference as
          Exhibit 4(f) of the Registrant's Registration Statement on Form S-8, No. 333-1006, dated February 2, 1996, and as amended by the Regis-trant's Registration Statements on Form S-8, Nos. 333-27995, 333-55999 and 333-70485, dated May 29, 1997, June 4, 1998 and July 12,
          1999, respectively).

10(c)** Denbury Resources Inc. Stock Purchase Plan (incorporated by reference as Exhibit 4(g) of the Registrant's Registration Statement on Form S-8, No. 333-1006, dated February 2, 1996, and as amended by the Regi-strant's Registration Statements on Form S-8, No. 333-70485, dated January 12, 1999 and No. 333-39172, dated June 13, 2000).

10(d) Form of indemnification agreement between Denbury Resources Inc. and its officers and directors (incorporated by reference as Exhibit 10 of the Registrant's Form 10-Q for the quarter ended June 30, 1999).

10(e)** Denbury Resources Inc. Directors Compensation Plan (incorporated by reference as Exhibit 4 of the Registrant's Registration Statement on Form S-8, No. 333-39172, dated June 13, 2000 and amended March 2,
          2001).

10(f)* ** Denbury Resources Severance Protection Plan, dated December 6, 2000.

Exhibit
  No.     Exhibit
-------   -------

10(g) Stock Purchase Agreement between TPG Partners II, L.L.C. and the Company dated as of December 16, 1998 (incorporated by reference as Exhibit 99.1 of the Registrant's Form 8-K dated December 17, 1998).

13*       Annual Report to Shareholders.

21*       List of Subsidiaries of Denbury Resources Inc.

23*       Consent of Deloitte & Touche LLP.



*  Filed herewith.
** Compensation arrangements.

(b) Reports on Form 8-K.

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

         (iii) On January 26, 2001, the Company filed a Current Report on Form 8-K that reported under Item 2, "Acquisition or Disposition of Assets," that on January 18, 2001, the Company had signed a purchase and sale agreement to acquire carbon dioxide ("CO2") reserves, production and associated assets from a unit of Airgas Inc. for $42 million, effective January 1, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Denbury Resources Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   DENBURY RESOURCES INC.


March 16, 2001                                       /s/ Phil Rykhoek
                                          --------------------------------------
                                                        Phil Rykhoek
                                           Chief Financial Officer and Secretary

March 16, 2001                                     /s/ Mark C. Allen
                                         ---------------------------------------
                                                     Mark C. Allen
                                         Chief Accounting Officer and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Denbury Resources Inc. and in the capacities and on the dates indicated.



March 16, 2001                                     /s/ Ronald G. Greene
                                         ---------------------------------------
                                                      Ronald G. Greene
                                            Chairman of the Board and Director



March 16, 2001                                      /s/ Gareth Roberts
                                         ---------------------------------------
                                                       Gareth Roberts
                                         Director, President and Chief Executive
                                                           Officer
                                                (Principal Executive Officer)


March 16, 2001                                        /s/ Phil Rykhoek
                                         ---------------------------------------
                                                        Phil Rykhoek
                                          Chief Financial Officer and Secretary
                                               (Principal Financial Officer)


March 16, 2001                                      /s/ Mark C. Allen
                                         ---------------------------------------
                                                       Mark C. Allen
                                         Chief Accounting Officer and Controller
                                               (Principal Accounting Officer)


March 16, 2001                                     /s/ David I. Heather
                                         ---------------------------------------
                                                      David I. Heather
                                                          Director


March 16, 2001                                  /s/ Wieland F. Wettstein
                                         ---------------------------------------
                                                   Wieland F. Wettstein
                                                         Director