Form 10-Q
period 2001-03-31
DENBURY RESOURCES INC
filed 2001-05-15
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
                        --------------------------------


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 1-12935
                    ----------------------------------------


                             DENBURY RESOURCES INC.
             (Exact name of Registrant as specified in its charter)



             Delaware                                         75-2815171
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)


       5100 Tennyson Parkway
            Suite 3000
             Plano, TX                                          75024
(Address of principal executive offices)                      (Zip code)



Registrant's telephone number, including area code:         (972) 673-2000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at April 30, 2001
                  -----                         -----------------------------

         Common Stock, $.001 par value                       46,100,078

                             DENBURY RESOURCES INC.

                                      INDEX

                                                                                               Page
                                                                                               ----
Part I.  Financial Information
------------------------------

     Item 1.  Financial Statements

         Independent Accountants' Report                                                          3

         Condensed Consolidated Balance Sheets at March 31, 2001 (Unaudited)
               and December 31, 2000                                                              4

         Condensed Consolidated Statements of Operations for the three months
               ended March 31, 2001 and 2000 (Unaudited)                                          5

         Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 2001 and 2000 (Unaudited)                                          6

         Notes to Condensed Consolidated Financial Statements                                     9

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                         10-18

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         19


 Part II.  Other Information
 ----------------------------

     Item 6.  Exhibits and Reports on Form 8-K                                                   19

     Signatures                                                                                  20

                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements
-----------------------------


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of Denbury Resources Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Denbury Resources Inc. and subsidiaries (the "Company") as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Denbury Resources Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Dallas, Texas
May 2, 2001

                                      DENBURY RESOURCES INC.

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands of U.S. dollars except share amounts)


                                                                                   March 31,         December 31,
                                                                                     2001                2000
                                                                                 -------------      ---------------
                                                                                  (Unaudited)

                                               Assets
Current assets
   Cash and cash equivalents                                                     $      26,521      $       22,293
   Accrued production receivables                                                       32,042              37,527
   Trade and other receivables                                                          13,550               5,739
   Derivative assets                                                                     2,356               4,305
   Deferred tax asset                                                                   32,202              28,126
                                                                                 -------------      --------------
           Total current assets                                                        106,671              97,990
                                                                                 -------------      --------------

Property and equipment (using full cost accounting)
   Oil and natural gas properties                                                      771,315             746,062
   CO2 properties and equipment                                                         41,835                   -
   Unevaluated oil and natural gas properties                                           16,730              13,810
   Less accumulated depletion and depreciation                                        (464,102)           (452,358)
                                                                                 -------------      --------------
          Net property and equipment                                                   365,778             307,514
                                                                                 -------------      --------------

Other assets                                                                            11,377              12,149

Noncurrent deferred tax asset                                                           22,170              39,726
                                                                                 -------------      --------------

           Total assets                                                          $     505,996      $      457,379
                                                                                 =============      ==============

                                Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued liabilities                                      $      39,759      $       26,628
   Oil and gas production payable                                                       12,460              12,158
                                                                                 -------------      --------------
           Total current liabilities                                                    52,219              38,786
                                                                                 -------------      --------------

Long-term liabilities
   Long-term debt                                                                      206,870             199,000
   Provision for site reclamation costs                                                  3,053               2,770
   Other                                                                                   662                 658
                                                                                 -------------      --------------
           Total long-term liabilities                                                 210,585             202,428
                                                                                 -------------      --------------

Stockholders' equity
   Preferred stock, $.001 par value, 25,000,000 shares authorized;
       none issued and outstanding                                                           -                   -
   Common stock, $.001 par value, 100,000,000 shares authorized;
       46,011,784 and 45,979,981 shares issued and outstanding at
       March 31, 2001 and December 31, 2000, respectively                                   46                  46
   Paid-in capital in excess of par                                                    330,007             329,339
   Accumulated deficit                                                                 (87,251)           (113,220)
   Accumulated other comprehensive income                                                  390                   -
                                                                                 -------------      --------------
           Total stockholders' equity                                                  243,192             216,165
                                                                                 -------------      --------------

           Total liabilities and stockholders' equity                            $     505,996      $      457,379
                                                                                 =============      ==============


     (See accompanying Notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                           (Unaudited - U.S. dollars)


                                                                         Three Months Ended
                                                                              March 31,
                                                                -------------------------------------
                                                                    2001                    2000
                                                                -------------          --------------
Revenues
     Oil, natural gas and related product sales                 $      78,315          $       35,202
     CO2 sales                                                            859                       -
     Interest and other income                                              6                     565
                                                                -------------          --------------
           Total revenues                                              79,180                  35,767
                                                                -------------          --------------

Expenses
     Lease operating costs                                             12,528                   9,032
     Production taxes                                                   2,608                   1,657
     General and administrative                                         2,401                   1,972
     Interest                                                           4,663                   3,608
     Depletion and depreciation                                        12,345                   7,825
     Franchise taxes                                                      275                     138
     Fair value loss on hedging contracts                               3,140                       -
                                                                -------------          --------------
            Total expenses                                             37,960                  24,232
                                                                -------------          --------------

Income before income taxes                                             41,220                  11,535
Income tax provision
      Current                                                           2,000                      20
      Deferred                                                         13,251                       -
                                                                -------------          --------------

Net income                                                      $      25,969          $       11,515
                                                                =============          ==============

Net income (loss) per common share

     Basic                                                      $        0.56          $         0.25
     Diluted                                                             0.55                    0.25


Weighted average common shares outstanding
     Basic                                                             46,012                  45,719
     Diluted                                                           47,261                  45,720













     (See accompanying Notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                   -------------------------------
                                                                                        2001               2000
                                                                                   -------------      ------------
Cash flow from operating activities:
   Net income                                                                      $      25,969      $     11,515
   Adjustments needed to reconcile to net cash flow provided by operations:
       Depreciation, depletion and amortization                                           12,345             7,825
       Fair value loss on hedging contracts                                                3,140                 -
       Deferred income taxes                                                              13,251                 -
       Other                                                                                 277               222
                                                                                   -------------      ------------
                                                                                          54,982            19,562
   Changes in operating assets and liabilities:
       Accrued production receivable                                                       5,485            (4,599)
       Trade and other receivables                                                        (7,811)             (955)
       Accounts payable and accrued liabilities                                           13,131            (1,822)
       Oil and gas production payable                                                        302             3,015
                                                                                   -------------      ------------

Net cash flow provided by operations                                                      66,089            15,201
                                                                                   -------------      ------------

Cash flow from investing activities:
       Oil and natural gas expenditures                                                  (31,113)          (14,580)
       Acquisitions of properties, net                                                   (38,895)           (1,650)
       Proceeds from dispositions of oil and natural gas properties                            -               200
       (Increase) decrease in restricted cash                                               (145)              294
       Net purchases of other assets                                                        (238)             (352)
                                                                                   -------------      ------------

Net cash used for investing activities                                                   (70,391)          (16,088)
                                                                                   -------------      ------------

Cash flow from financing activities:
       Bank repayments                                                                   (13,130)                -
       Bank borrowings                                                                    21,000                 -
       Issuance of common stock                                                              660               308
                                                                                   -------------      ------------

Net cash provided by financing activities                                                  8,530               308
                                                                                   -------------      ------------

Net increase (decrease) in cash and cash equivalents                                       4,228              (579)

Cash and cash equivalents at beginning of period                                          22,293            11,768
                                                                                   -------------      ------------

Cash and cash equivalents at end of period                                         $      26,521      $     11,189
                                                                                   =============      ============

Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                                   $       6,480      $      6,189


     (See accompanying Notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   ACCOUNTING POLICIES

Interim Financial Statements

     The accompanying condensed consolidated financial statements of Denbury Resources Inc. (the "Company" or "Denbury") have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000. Any capitalized terms used but not defined in these Notes to Consolidated Financial Statements have the same meaning given to them in the Form 10-K.

     The financial data for the three months ended March 31, 2001 and 2000, included herein, has been subjected to a limited review by Deloitte & Touche LLP, Denbury's independent accountants. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of March 31, 2001 and the consolidated results of its operations and cash flows for the three months ended March 31, 2001 and 2000.

Net Income per Common Share

     Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options, stock warrants, and any other convertible securities outstanding. For the three months ended March 31, 2001 and 2000, there were no adjustments to net income for purposes of calculating diluted net income per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three months ended March 31, 2001 and 2000.


                                                   Three Months Ended
                                                        March 31,
                                               --------------------------
                                                     2001          2000
                                               ------------  ------------
                                                 (Shares in thousands)

Weighted average common shares - basic              46,012        45,719

Potentially dilutive securities:
         Stock options                               1,249             1
                                               -----------   -----------



Weighted average common shares - diluted            47,261        45,720
                                               ============  ============

     For the three months ended March 31, 2001 and 2000, approximately 1.3 million and 3.3 million shares under option, respectively, were excluded from the diluted net income per share calculation as the exercise prices of the options exceeded the average market price of the Company's common stock for these periods.

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   COMPREHENSIVE INCOME

     The following table presents comprehensive income for the three months ended March 31, 2001.


                                                                                            Three Months Ended
                                                                                              March 31, 2001
                                                                                  --------------------------------------
                                                                                           (Amounts in thousands)
Accumulated other comprehensive income - December 31, 2000                                               $             -

Net income                                                                        $        25,969

Other comprehensive income - net of tax
          Cumulative effect of change in accounting principle - January 1, 2001             1,012
          Reclassification adjustments related to derivative contracts                       (622)
                                                                                  ---------------
Total other comprehensive income                                                              390                   390
                                                                                  ---------------        --------------
Comprehensive income                                                              $        26,359
                                                                                  ===============
Accumulated other comprehensive income - March 31, 2001                                                  $          390
                                                                                                         ==============

     The Company did not have any items that met the criteria of other comprehensive income, other than net income, for the three months ended March 31, 2000.

3.   NOTES PAYABLE AND LONG-TERM INDEBTEDNESS


                                                                                    March 31,        December 31,
                                                                                      2001               2000
                                                                                 ---------------    ---------------
                                                                                       (Amounts in thousands)
                                                                                               (Unaudited)


9% Senior Subordinated Notes Due 2008                                            $       125,000    $       125,000
Senior bank loan                                                                          81,870             74,000
                                                                                 ---------------    ---------------
          Total long-term debt                                                   $       206,870    $       199,000
                                                                                 ===============    ===============

     The Company's credit facility provides for a semi-annual redetermination of the borrowing base on April 1st and October 1st. At the April 1, 2001 redetermination, the Company's borrowing base was increased from $150 million to $200 million, leaving the company with a borrowing capacity of approximately $118 million as of April 1, 2001.

4.   PRODUCT PRICE HEDGING CONTRACTS

     The Company enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future oil and natural gas production. For the years 2001 and 2002, the Company acquired "puts" or floors in 2000 to hedge a portion of its projected oil and natural gas production. The floors provide the Company protection if oil and natural gas prices decrease below the floor contract prices, but do not limit the up-side if oil and natural gas prices remain above the floor prices or increase. For 2001, the Company acquired a $22.00 floor on 12,800 Bbls/d and a $2.80 floor on 37.5 MMBtu/d for an aggregate cost of $2.6 million, which together cover approximately 75% of the Company's anticipated production, excluding the acquisitions made in the fourth quarter of 2000. For the properties acquired in the fourth quarter of 2000, the Company purchased puts or floors at the time of acquisition for the anticipated proven natural gas production from these properties for 2001 and 2002. These

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


floors were purchased at a total cost of $2.5 million and have varying volume and price floors each quarter for 2001 and 2002. The following table lists all of the individual floors in place as of March 31, 2001.


                      Volume       Floor                                           Volume     Floor
           Period     Per Day      Price                              Period      Per Day     Price
        -----------------------------------                       -------------- ---------------------

 Oil Options or "puts" (Bbls/d):                             Gas Options or "puts" (MMBtu/d):
           2001          12,800      $22.00                        Q1 - 2002            5.3      $3.65
                                                                   Q1 - 2002            6.7      $3.07
 Gas Options or "puts" (MMBtu/d):                                  Q2 - 2002            3.8      $3.40
           2001            37.5       $2.80                        Q2 - 2002            4.4      $3.04
                                                                   Q3 - 2002            2.9      $3.38
         Q2 - 2001         10.5       $3.95                        Q3 - 2002            3.5      $2.99
         Q2 - 2001         13.9       $3.23                        Q4 - 2002            2.1      $3.38
         Q3 - 2001         10.0       $3.70                        Q4 - 2002            2.5      $2.93
         Q3 - 2001         13.0       $3.07
         Q4 - 2001          7.9       $3.56
         Q4 - 2001         10.4       $2.94


     On January 1, 2001, the Company adopted Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. The change in the fair value of the derivative contracts is to be recognized either currently in earnings or accumulated other comprehensive income (equity) depending on whether specific hedge criteria are met. Upon adoption, the Company recorded a $1.6 million increase in assets for the fair value of the Company's floors in place, with a corresponding increase to accumulated other comprehensive income of approximately $1.0 million, after tax, for the transition adjustment as of January 1, 2001.

     At March 31, 2001, the fair value of the Company's derivative contracts had decreased from $6.7 million at January 1, 2001 to $2.6 million, of which approximately $2.4 million is recorded in current assets and $233,000 is recorded in other noncurrent assets. This decrease in fair value was due primarily to the increase in the price of oil futures since December 31, 2000 and the expiration of certain contracts in the first quarter of 2001 with a cost of $1.1 million. The Company recorded the $4.1 million loss in fair value during the first quarter as a $3.1 million loss in the income statement, with the remaining loss of $1.0 million ($622,000 net of income taxes) recorded as a reclassification out of accumulated other comprehensive income. The Company expects that the remaining balance of accumulated other comprehensive income of approximately $390,000 (net of income taxes) as of March 31, 2001 will be reclassified into the income statement as a gain over the remainder of 2001. As a result of the adoption of FAS 133, in the first quarter of 2001 the Company did not adjust its oil and natural gas revenues to reflect fair value hedging adjustments.

     During the first quarter of 2000 the Company had zero-cost collars in place that hedged 3,000 Bbls/d with a price floor of $14.00 per Bbl and a price ceiling of $18.05 per Bbl and a natural gas contract that hedged 24 million cubic feet of natural gas per day with a price floor of $1.90 per MMBtu and a price ceiling of $2.58 per MMBtu. In the first quarter of 2000 the Company paid approximately $2.9 million on its oil hedge contract, which reduced the net average price realized by the Company for its oil sold in the first quarter by $2.23 per Bbl, while the Company paid approximately $2,000 on its natural gas hedge contract.

5.   PURCHASE OF CARBON DIOXIDE (CO2) ASSETS

     On January 18, 2001, the Company entered into a purchase and sale agreement to acquire certain CO2 reserves, production and associated assets from a division of Airgas, Inc. for $42 million. The cost of the acquisition was funded

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


by available cash and $21 million borrowed under Company's bank credit facility. The acquisition included ten producing CO2 wells and production facilities located near Jackson, Mississippi, and a 183-mile, 20-inch pipeline that is currently transporting CO2 to Denbury's tertiary recovery operation at Little Creek Field, as well as to other commercial customers. The Company completed the purchase of these assets on February 2, 2001.

                             DENBURY RESOURCES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with the Company's financial statements contained herein and in its Form 10-K for the year ended December 31, 2000, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any capitalized terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

     Denbury  is  a  growing   independent   oil  and  gas  company  engaged  in
acquisition, development and exploration activities in the U.S. Gulf Coast region. The Company is the largest oil and natural gas producer in Mississippi, holds key operating acreage onshore Louisiana and has a growing presence in the offshore Gulf of Mexico areas. The Company increases the value of acquired properties through a combination of exploitation, drilling, and proven engineering extraction processes.

Capital Resources and Liquidity

     As more fully described under "Results of Operations" below, the Company posted record quarterly earnings and cash flow from operations (before the changes in working capital balances) for the first quarter of 2001. The Company's earnings and cash flow were up significantly from the first quarter of 2000 primarily due to increased natural gas prices and natural gas production. Natural gas prices increased 192% in the first quarter of 2001, and production for the first quarter of 2001 increased 119%, both as compared to the prior year quarter. The Company also had its eighth consecutive quarterly increase in average daily production in the first quarter of 2001, with 26,635 barrels of oil equivalent produced per day ("BOE/d"), a 39% increase over the first quarter of the prior year. The percentage of the Company's production that comes from natural gas increased to 39% for the first quarter of 2001 as compared to 25% in the prior year quarter.

     During the first quarter of 2001, the Company borrowed $21 million on its bank credit facility to partially fund a $42 million acquisition of carbon dioxide reserves, producing wells, facilities and a 183-mile pipeline. This strategic acquisition gives the Company the ability to control the price and availability of CO2 which will be used to expand its tertiary recovery operations at Little Creek Field and the recently acquired West Mallalieu Field, and gives the Company the ability to expand to other development projects in the area and elsewhere in Mississippi (see "CO2 Acquisition and Operations" below). With the excess cash flow generated from operations in the first quarter of 2001, the Company paid back $13.1 million of its bank borrowings, leaving just under $82 million outstanding on its credit facility at March 31, 2001.

     The bank credit facility provides for a semi-annual redetermination of the borrowing base on April 1st and October 1st. At the April 1st redetermination, the Company's borrowing base was increased from $150 million to $200 million, primarily as a result of the increase in the Company's oil and gas reserve quantities and values as of December 31, 2000. This increase gave the Company approximately $118 million of available credit on its bank credit line as of April 1, 2001. The next scheduled redetermination for the bank credit facility is October 1, 2001. Such redetermination will depend on current and expected oil and natural gas prices at that time, the Company's development and acquisition results during 2001, the then current level of debt and several other factors, some of which are beyond the Company's control, and could result in upward or downward adjustments to the Company's borrowing base.

     During the first quarter of 2001, the Company spent a total of $31.1 million on its capital development program, with a total budgeted capital program of approximately $150 million for the year, excluding acquisitions. The Company anticipates that this spending level will be sufficient to increase its average daily production rate each quarter during 2001, with a 34% overall increase anticipated for 2001 when compared to the average in 2000. The Company has purchased "puts" or floors that cover approximately 80% of its expected 2001 production (see "Market Risk Management"), which helps assure that a majority of the Company's capital program can be implemented and that it can achieve a minimum rate of return on its recent acquisitions, provided that its other assumptions related to the acquisitions made in the fourth quarter of 2000 are correct. Although the level of the Company's projected cash flow is highly variable and difficult to predict due to the volatility in product prices, the success of its drilling and developmental work and other factors, the Company expects 2001 cash flow from operations to exceed its 2001 capital development expenditures, with any excess cash flow used to reduce bank debt during the year, or to partially fund acquisitions.

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The Company is continuing to pursue beneficial acquisitions which, if identified and accomplished, should be accretive to the Company's operating results. However, identified and the Company may not be able to identify suitable acquisitions, and if consummated, such acquisitions may not be successful in achieving desired profitability objectives. The Company has a significant inventory of development and exploration projects in-house, but on a long-term basis the Company will need to make acquisitions in order to replace its production. The Company's future growth could be limited or even eliminated if the Company is unable to complete suitable acquisitions or is unable to fund such acquisitions for an extended period of time.

Sources and Uses of Funds

     During the first  quarter of 2001,  the Company spent  approximately  $31.1 million on exploration and development expenditures and approximately $38.9 million on acquisitions, net of purchase price adjustments. The exploration and development expenditures included approximately $21.1 million spent for drilling, $4.0 million for geological, geophysical and acreage expenditures and $6.0 million for workover costs. These expenditures were funded by cash flow from operations.

     During the first quarter of 2000, the Company spent approximately $14.6 million on oil and natural gas development expenditures and approximately $1.7 million on acquisitions. The development expenditures included approximately $6.4 million spent for drilling, $2.0 million for geological, geophysical and acreage expenditures and $6.2 million for workover costs. These expenditures were funded by bank debt and cash flow from operations.

Results of Operations

     The Company's results of operations for the first quarter of 2001 improved significantly over the comparable prior year quarter due to a 61% increase in product prices and a 39% increase in production, both on a BOE basis, offset in part by a 2% increase in production expense per BOE, as further set forth below.

                                                                   Three Months Ended
                                                                       March 31,
------------------------------------------------------------------------------------------
                                                                  2001             2000
------------------------------------------------------------------------------------------
AVERAGE DAILY PRODUCTION VOLUME:
     Bbls                                                           16,269          14,382
     Mcf                                                            62,195          28,439
     BOE (1)                                                        26,635          19,121

OPERATING REVENUES AND EXPENSES (THOUSANDS)
     Oil sales                                                $     35,402      $   28,389
     Natural gas sales                                              42,913           6,813
                                                              ----------------------------
          Total oil and gas revenues                          $     78,315      $   35,202
                                                              ----------------------------

     CO2 sales                                                $        859      $        -
                                                              ----------------------------

     Oil and gas lease operating costs                        $     12,470      $    9,032
     Oil and gas production taxes                                    2,608           1,657
     CO2 operating costs                                                58               -
                                                              ----------------------------
         Total production expenses                            $     15,136      $   10,689
                                                              ----------------------------

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                                                                   Three Months Ended
                                                                       March 31,
---------------------------------------------------------------------------------------------
                                                                  2001             2000
---------------------------------------------------------------------------------------------
UNIT PRICES - INCLUDING IMPACT OF HEDGES(2)
     Oil price per barrel ("Bbl")                             $   24.18         $ 21.69
     Gas price per thousand cubic feet ("Mcf")                     7.67            2.63

UNIT PRICES - EXCLUDING IMPACT OF HEDGES
     Oil price per Bbl                                        $   24.18         $ 23.92
     Gas price per Mcf                                             7.67            2.63

OIL AND GAS OPERATING REVENUES AND EXPENSES PER BOE (1):
     Oil and natural gas revenues                             $    32.67        $ 20.23
                                                              -------------------------------

     Oil and gas lease operating costs                        $     5.20        $  5.19
     Oil and gas production taxes                                   1.09           0.95
                                                              -------------------------------
       Total oil and gas production expenses                  $     6.29        $  6.14

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").
(2) As a result of the adoption of FAS No. 133 as of January 1, 2001, the Company did not record the adjustments to reflect the changes in the fair value of its hedges as a reduction in revenue during the first quarter of 2001 (see "Market Risk Management" below).



     Production: In the first quarter of 2001 production averaged 26,635 BOE/d, a 39% increase from the first quarter of 2000 and a slight increase from the fourth quarter of 2000 average of 26,296 BOE/d. The increase in BOE/d for the first quarter of 2001, as compared to the first quarter of 2000, is a result of successful development and exploitation work on the Company's largest fields, combined with strategic acquisitions. Approximately 43% or 3,200 of the 7,514 BOE/d increase between the respective first quarters of 2000 and 2001 came from internal development at two of the Company's largest fields, Heidelberg and Lirette Fields. The acquisitions of Thornwell, Port Barre and Iberia Fields in the fourth quarter of 2000 contributed the balance of the increase of approximately 4,300 BOE/d.

     At Heidelberg Field, the Company's largest field, production increased for the thirteenth consecutive quarter, averaging 7,985 BOE/d in the first quarter of 2001, a 21% increase from the first quarter of 2000 and a slight increase from the fourth quarter of 2000. The daily production increase is attributable to the Company's active drilling program over the past year and expected response from the ongoing production enhancement activities. Production increases at Lirette Field primarily came from the Company's discovery well, the Leon Hebert Heirs #1 (formerly the Fina Fee No. 1), where production commenced in late September 2000.

     Production also commenced during the first quarter of 2001 at three of the Company's offshore fields, Main Pass, High Island 287 and High Island 521. As of April 30, 2001, these fields were producing 12MMcf/d net to the Company's interest, with a negligible impact on the first quarter's average daily production rate.

     Oil and Natural Gas Revenues: Oil and natural gas revenues increased 122% in the first quarter of 2001 with approximately 69% of the increase attributable to improved product prices, particularly natural gas, and approximately 31% attributable to the 39% increase in average daily production increases discussed above. The Company's unhedged realized natural gas price increased 192% between the two quarters, increasing from $2.63 per Mcf in the first quarter of 2000 to $7.67 per Mcf for the first quarter of 2001. At the end of 2000, natural gas prices approached $10 per Mcf but have declined since that time to a price as of May 10, 2001 of approximately $4.20 per Mcf, although this price is still 60% above the average price per Mcf for the first quarter of 2000. The Company's net realized unhedged oil price increased slightly between the respective first quarters, from $23.92 per Bbl in the first quarter of 2000 to $24.18 per Bbl in the first quarter of 2001.

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     In the first quarter of 2000, the Company recorded a $2.9 million loss on its oil hedge contracts, which was included in oil and gas revenues, reducing the net average price received for production sold by $2.23 per Bbl. In the first quarter of 2001, the Company adopted Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." As a result of this adoption, the Company recognized a $3.1 million charge in the first quarter of 2001 to record the loss in fair value on its floors since January 1, 2001. As a result of the adoption of FAS 133, the Company did not record this charge to oil and gas revenues as was the case in the prior year when the Company hedged its production with zero-cost collars. See "Market Risk Management" herein for further information regarding the Company's hedging contracts and the effects of the adoption of FAS 133 in the first quarter of 2001.

     Production Expenses: Oil and gas production and operating expenses increased by $4.4 million, or 41%, between the first quarters of 2000 and 2001; however, on a BOE basis the increase in production and operating expenses was only 2%. Approximately $800,000 of this increase is attributable to acquisitions made during the last year, $1.0 million due to increased production taxes, which correlate with the higher natural gas prices and increased production, and approximately $2.4 million due to increased operating costs, primarily at Heidelberg Field and Little Creek Field as a result of the increased activity levels, more producing wells and general increases in the cost of equipment and services. In particular, the cost of lease use gas and other production related power costs increased approximately $1.6 million from the prior year quarter due to the higher well count and higher natural gas prices. As a result of the CO2 Acquisition, the cost of CO2 used in the tertiary recovery activities at Little Creek Field was reduced by $250,000 for the two months during which the CO2 assets were owned by the Company.

     CO2 Acquisition and Operations: On January 18, 2001, the Company entered into a purchase and sale agreement to acquire certain CO2 reserves, production and associated assets from a division of Airgas, Inc. for approximately $42 million. The acquisition included ten producing CO2 wells and production facilities located near Jackson, Mississippi, and a 183- mile, 20-inch pipeline that is currently transporting CO2 to Denbury's tertiary recovery operation at Little Creek Field, as well as to other commercial customers. The Company completed the purchase of these assets on February 2, 2001. The Company realized $801,000 in operating profit from this acquisition during the first quarter of 2001.















                       General and Administrative Expenses

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The net general and administrative ("G&A") expenses increased as set forth below.


                                                                  Three Months Ended
                                                                      March 31,
---------------------------------------------------------------------------------------
                                                                2001             2000
---------------------------------------------------------------------------------------
NET G&A EXPENSES (THOUSANDS)
     Gross expenses                                        $     7,482      $     6,034
     State franchise taxes                                         275              138
     Operator overhead charges                                  (4,195)          (3,306)
     Capitalized exploration expenses                             (886)            (756)
                                                           ----------------------------
         Net expenses                                      $     2,676      $     2,110
                                                           ----------------------------

Average G&A cost per BOE                                   $      1.11     $       1.21

Employees as of March 31                                           249              228
---------------------------------------------------------------------------------------

     Gross G&A expenses increased by $1.4 million, or 24%, between the first quarters of 2000 and 2001 primarily due to increases in employee related costs resulting from salary increases and personnel additions. The increase in gross G&A is offset in part by an increase in operator overhead recovery charges between the first quarters of 2000 and 2001. The Company's well operating agreements allow the Company, when it is the operator, to charge a well with a specified overhead rate during the drilling phase and to also charge a monthly fixed overhead rate for each producing well. As a result of the additional operated wells acquired in the Company's recent acquisitions and increased drilling activity in the last three quarters of 2000 and first quarter of 2001, the amount recovered by the Company as operator overhead charges increased 27% in the first quarter of 2001 as compared to the first quarter of 2000. The net effect was a 27% increase in net G&A expense during the first quarter of 2001 but an 8% decrease on a BOE basis because of the increased production on both an absolute and per well basis.

                         Interest and Financing Expenses


                                                                      Three Months Ended
                                                                          March 31,
--------------------------------------------------------------------------------------------
AMOUNTS IN THOUSANDS EXCEPT PER UNIT AMOUNTS                          2001          2000
--------------------------------------------------------------------------------------------
Interest expense                                                  $      4,663   $     3,608
Non-cash interest expense                                                 (265)         (222)
                                                                  --------------------------
Cash interest expense                                                    4,398         3,386
Interest and other income                                                   (6)         (565)
                                                                  --------------------------
     Net cash interest expense                                    $      4,392   $     2,821
                                                                  --------------------------

Average net cash interest expense per BOE                         $       1.83   $      1.62

Average debt outstanding                                          $    207,493   $   152,500
--------------------------------------------------------------------------------------------


     The Company's debt level averaged approximately $207.5 million for the first quarter of 2001 and increased $7.9 million from December 31, 2000. In February 2001, the Company borrowed $21 million to fund a portion of the $42 million CO2 Acquisition and repaid $13.1 million of bank debt with excess cash

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

generated from operations. In comparison, in the first quarter of 2000 the Company's debt level remained constant at $152.5 million. The increase in average debt levels in 2001 and a decrease in other income as a result of marketing losses, resulted in a 56% increase in net cash interest expense and a 13% increase on a BOE basis.

                  Depletion, Depreciation and Site Restoration


                                                                       Three Months Ended
                                                                            March 31,
-------------------------------------------------------------------------------------------
AMOUNTS IN THOUSANDS EXCEPT PER UNIT AMOUNTS                            2001          2000
-------------------------------------------------------------------------------------------
Depletion and depreciation                                        $     11,744   $    7,455
Site restoration provision                                                 282          112
Depreciation of other fixed assets                                         319          258
                                                                  -------------------------
Total amortization                                                $     12,345   $    7,825
                                                                  -------------------------

Average DD&A cost per BOE                                         $       5.15   $     4.50
-------------------------------------------------------------------------------------------

     The Company's depletion, depreciation and amortization ("DD&A") rate increased from $4.50 per BOE for the first quarter of 2000 (and an average of $4.62 for fiscal year 2000) to $5.15 per BOE for the first quarter of 2001. This increase is based on the Company's current estimates regarding production, reserves and development costs for the year, which assumes that the average finding cost will be higher than the 2000 average DD&A rate of $4.62, thus causing the DD&A rate to increase. The Company's acquisition of Thornwell Field in the fourth quarter of 2000 at a higher than average cost per BOE also caused an increase in the Company's DD&A rate in 2001. This property was purchased on a rate of return basis and is likely to payout in less than one year, based on current prices and production levels.

     The  Company  also  provides  for  the  estimated   future  costs  of  well
abandonment and site reclamation, net of any anticipated salvage, on a unit-of-production basis. This provision is included in DD&A expense.

                                  Income Taxes


                                                                       Three Months Ended
                                                                            March 31,
-------------------------------------------------------------------------------------------
                                                                        2001          2000
-------------------------------------------------------------------------------------------
Income tax provision (thousands)

    Current income tax expense                                    $      2,000   $       20
    Deferred income tax expense                                         13,251            -
                                                                  ------------   ----------
        Total income tax expense                                  $     15,251   $       20
                                                                  ------------   ----------


Average income tax expense per BOE                                $       6.36   $     0.01


Effective tax rate                                                          37%           2%
-------------------------------------------------------------------------------------------

     As a result of the reversal of the valuation allowance on the Company's net deferred tax asset in the fourth quarter of 2000, the Company recorded income tax expense for the first quarter of 2001 at its estimated full tax rate of 37%. In comparison, for the first quarter of 2000, the Company's net deferred tax asset was fully reserved and was used to offset any taxable income for that period, except for an estimated minor amount of alternative minimum tax that could not be offset by net operating losses. Based on current projections and prices, the Company anticipates that its alternative minimum tax net operating loss carryforwards will be used up before the end of 2001, resulting in a significant increase in current income tax expense in 2001 in order to provide for anticipated alternative minimum taxes.

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              Results of Operations

     Primarily as a result of the increased natural gas prices and higher average daily production levels, net income and cash flow from operations increased on both a gross and per share basis between the first quarter of 2000 and the first quarter of 2001 as set forth below.


                                                                     Three Months Ended
                                                                          March 31,
-------------------------------------------------------------------------------------------
AMOUNTS IN THOUSAND EXCEPT PER SHARE AMOUNTS                          2001          2000
-------------------------------------------------------------------------------------------
Net income                                                        $     25,969   $   11,515
Net income per common share:

   Basic                                                          $       0.56   $     0.25
   Diluted                                                                0.55         0.25

Cash flow from operations (1)                                     $     54,982   $   19,562
-------------------------------------------------------------------------------------------

(1) Represents cash flow provided by operations, exclusive of the net change in non-cash working capital balances.

     The following table summarizes the cash flow, DD&A and results of operations on a BOE basis for the comparative periods. Each of the significant individual components are discussed above.


                                                              Three Months Ended
                                                                   March 31,
--------------------------------------------------------------------------------------
Per BOE Data                                                    2001             2000
--------------------------------------------------------------------------------------
  Revenue                                             $         32.67   $        20.23
  Lease operating costs                                         (5.20)           (5.19)
  Production taxes                                              (1.09)           (0.95)
--------------------------------------------------------------------------------------
         Production netback                                     26.38            14.09
  Operating cash flow from CO2 operations                        0.33             -
  General and administrative expenses                           (1.11)           (1.21)
  Net cash interest expense                                     (1.83)           (1.62)
  Current income taxes and other                                (0.83)           (0.01)
--------------------------------------------------------------------------------------
         Cash flow from operations(1)                           22.94            11.25
  DD&A                                                          (5.15)           (4.50)
  Deferred income taxes                                         (5.53)            -
  Fair value loss on hedging contracts                          (1.31)            -
  Other non-cash items                                          (0.12)           (0.13)
--------------------------------------------------------------------------------------
         Net income                                   $         10.83   $         6.62
--------------------------------------------------------------------------------------

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

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     The Company also enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future oil and natural gas production. For the years 2001 and 2002, the Company acquired puts or floors in 2000 to hedge a portion of its anticipated oil and natural gas production. The floors provide the Company protection if oil and natural gas prices decrease below the floor contract prices, but do not limit the up-side if oil and natural gas prices remain above the floor prices or increase. For 2001, the Company acquired a $22.00 floor on 12,800 Bbls/d and a $2.80 floor on 37.5 MMBtu/d for an aggregate cost of $2.6 million, which together cover approximately 75% of the Company's anticipated production, excluding the acquisitions made in the fourth quarter of 2000. For the properties acquired in the fourth quarter of 2000, the Company purchased puts or floors at the time of acquisition for the anticipated proven natural gas production from these properties for 2001 and 2002. These floors were purchased at a total cost of $2.5 million and have varying volume and price floors each quarter for 2001 and 2002. The following table lists all of the individual floors in place as of March 31, 2001.


                      Volume       Floor                                           Volume     Floor
           Period     Per Day      Price                              Period      Per Day     Price
        -----------------------------------                       -------------- ---------------------

 Oil Options or "puts" (Bbls/d):                             Gas Options or "puts" (MMBtu/d):
           2001          12,800      $22.00                        Q1 - 2002            5.3      $3.65
                                                                   Q1 - 2002            6.7      $3.07
 Gas Options or "puts" (MMBtu/d):                                  Q2 - 2002            3.8      $3.40
           2001            37.5       $2.80                        Q2 - 2002            4.4      $3.04
                                                                   Q3 - 2002            2.9      $3.38
         Q2 - 2001         10.5       $3.95                        Q3 - 2002            3.5      $2.99
         Q2 - 2001         13.9       $3.23                        Q4 - 2002            2.1      $3.38
         Q3 - 2001         10.0       $3.70                        Q4 - 2002            2.5      $2.93
         Q3 - 2001         13.0       $3.07
         Q4 - 2001          7.9       $3.56
         Q4 - 2001         10.4       $2.94


     On January 1, 2001, the Company adopted Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. The change in the fair value of the derivative contracts is to be recognized either currently in earnings or accumulated other comprehensive income (equity) depending on whether specific hedge criteria are met. Upon adoption, the Company recorded a $1.6 million increase in assets for the fair value of the Company's floors in place, with a corresponding increase to comprehensive income of approximately $1.0 million, after tax, for the transition adjustment as of January 1, 2001.

     At March 31, 2001, the fair value of the Company's derivative contracts had decreased from $6.7 million at January 1, 2001 to $2.6 million, of which approximately $2.4 million is recorded in current assets and $233,000 is recorded in other noncurrent assets. This decrease in fair value was due primarily to the increase in the price of oil futures since December 31, 2000 and the expiration of certain contracts in the first quarter of 2001 with a cost of $1.1 million. The Company recorded the $4.1 million loss in fair value during the first quarter as a $3.1 million loss in the income statement, with the remaining loss of $1.0 million ($622,000 net of income taxes) recorded as a reclassification out of accumulated other comprehensive income. The Company expects that the remaining balance of accumulated other comprehensive income of approximately $390,000 (net of income taxes) as of March 31, 2001 will be reclassified into the income statement as a gain over the remainder of 2001. As a result of the adoption of FAS 133, in the first quarter of 2001 the Company did not adjust its oil and natural gas revenues to reflect fair value hedging adjustments.

                             DENBURY RESOURCES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     During the first quarter of 2000 the Company had zero-cost collars in place that hedged 3,000 Bbls/d with a price floor of $14.00 per Bbl and a price ceiling of $18.05 per Bbl and a natural gas contract that hedged 24 million cubic feet of natural gas per day with a price floor of $1.90 per MMBtu and a price ceiling of $2.58 per MMBtu. In the first quarter of 2000 the Company paid approximately $2.9 million on its oil hedge contract, which reduced the net average price realized by the Company for its oil sold in the first quarter by $2.23 per Bbl, while the Company paid approximately $2,000 on its natural gas hedge contract.

     Based on futures market prices at March 31, 2001, the Company would not expect to pay or receive any cash on its floor contracts through their expiration dates at the end of 2002. If the futures market prices were to decline or increase 10% from those in effect at March 31, 2001, there would be no cash flow impact to the Company under the existing floor contracts.

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

                           Part II. Other Information
                           --------------------------

Item 6.  Exhibits and Reports on Form 8-K during the First Quarter of 2001
--------------------------------------------------------------------------

         Exhibits:
         ---------

         15* Letter from Independent Accountants as to unaudited interim financial information.

*Filed herewith.

          Reports on Form 8-K:
          --------------------

          On January 26, 2001, the Company filed a Current Report on Form 8-K that reported under Item 2, "Acquisition or Disposition of Assets," that on January 18, 2001, the Company had signed a purchase and sale agreement to acquire carbon dioxide reserves, production and associated assets from a unit of Airgas Inc. for $42 million.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DENBURY RESOURCES INC.
                                               (Registrant)

                                           By: /s/ Phil Rykhoek
                                           -------------------------------------
                                           Chief Financial Officer



                                       By: /s/ Mark C. Allen
                                           -------------------------------------
                                           Chief Accounting Officer & Controller


Date: May 14, 2001