Form 10-Q
period 2001-06-30
DENBURY RESOURCES INC
filed 2001-08-14
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
                        --------------------------------

(Mark One)
   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at July 31, 2001
                  -----                         ----------------------------
         Common Stock, $.001 par value                  52,807,534

                             DENBURY RESOURCES INC.

                                      INDEX


Part I.  Financial Information                                                                   Page
------------------------------

     Item 1. Financial Statements

         Independent Accountants' Report                                                          3

         Condensed Consolidated Balance Sheets at June 30, 2001 (Unaudited)
               and December 31, 2000                                                              4

         Condensed Consolidated Statements of Operations for the Three and
               Six Months ended June 30, 2001 and 2000 (Unaudited)                                5

         Condensed Consolidated Statements of Cash Flows for the Six Months
               ended June 30, 2001 and 2000 (Unaudited)                                           6

         Notes to Condensed Consolidated Financial Statements                                     7-11

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                          12-23

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          23


 Part II.  Other Information
 ---------------------------

     Item 4.  Submission of Matters to a Vote of Security Holders                                 24

     Item 6.  Exhibits and Reports on Form 8-K                                                    24

     Signatures                                                                                   25

                          Part I. Financial Information



Item 1.  Financial Statements
-----------------------------

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of Denbury Resources Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Denbury Resources Inc. and subsidiaries (the "Company") as of June 30, 2001, and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2001 and 2000 and cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Denbury Resources Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Dallas, Texas
August 2, 2001

                             DENBURY RESOURCES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands of U.S. dollars except share amounts)


                                                                                   June 30,          December 31,
                                                                                     2001                2000
                                                                                 -------------      ---------------
                                                                                  (Unaudited)

                                               Assets
Current assets
   Cash and cash equivalents                                                      $     23,336        $    22,293
   Accrued production receivables                                                       28,224             37,527
   Trade and other receivables                                                          20,770              5,739
   Derivative assets                                                                    18,657              4,305
   Deferred tax asset                                                                   28,547             28,126
                                                                                  ------------        -----------
        Total current assets                                                           119,534             97,990
                                                                                  ------------        -----------

Property and equipment (using full cost accounting)
   Oil and natural gas properties                                                      818,888            746,062
   CO2 properties and equipment                                                         42,001                  -
   Unevaluated oil and natural gas properties                                           13,208             13,810
   Less accumulated depletion and depreciation                                        (476,356)          (452,358)
                                                                                  ------------        -----------
        Net property and equipment                                                     397,741            307,514
                                                                                  ------------        -----------

Other assets                                                                            27,250             12,149

Noncurrent deferred tax asset                                                            8,905             39,726
                                                                                  ------------        -----------

           Total assets                                                           $    553,430        $   457,379
                                                                                  ============        ===========

                                 Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued liabilities                                       $     45,265        $    26,628
   Oil and gas production payable                                                       14,015             12,158
                                                                                  ------------        -----------
        Total current liabilities                                                       59,280             38,786
                                                                                  ------------        -----------

Long-term liabilities
   Long-term debt                                                                      216,870            199,000
   Provision for site reclamation costs                                                  2,976              2,770
   Other                                                                                   666                658
                                                                                  ------------        -----------
        Total long-term liabilities                                                    220,512            202,428
                                                                                  ------------        -----------

Stockholders' equity
   Preferred stock, $.001 par value, 25,000,000 shares authorized; none
       issued and outstanding                                                                -                  -
   Common stock, $.001 par value, 100,000,000 shares authorized;
      46,232,256 and 45,979,981 shares issued and outstanding at June 30,
      2001 and December 31, 2000, respectively                                              46                 46
   Paid-in capital in excess of par                                                    330,963            329,339
   Accumulated deficit                                                                 (67,140)          (113,220)
   Accumulated other comprehensive income                                                9,769                  -
                                                                                  ------------        -----------
        Total stockholders' equity                                                     273,638            216,165
                                                                                  ------------        -----------

        Total liabilities and stockholders' equity                                $    553,430        $   457,379
                                                                                  ============        ===========

     (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                           (Unaudited - U.S. dollars)


                                                         Three Months Ended                Six Months Ended
                                                               June 30,                        June 30,
                                                     ---------------------------      ---------------------------
                                                         2001          2000               2001           2000
                                                     ------------  -------------      ------------   ------------
Revenues
   Oil, gas and related product sales                $     65,123  $      37,185      $    143,438   $     72,387
   CO2 sales                                                1,424              -             2,283              -
   Interest and other income                                  242            365               248            930
                                                     ------------  -------------      ------------   ------------
           Total revenues                                  66,789         37,550           145,969         73,317
                                                     ------------  -------------      ------------   ------------

Expenses
   Lease operating costs                                   12,583          9,104            25,053         18,136
   Production taxes                                         2,366          1,654             4,974          3,311
   CO2 operating costs                                        277              -               335              -
   General and administrative                               2,004          1,903             4,405          3,875
   Interest                                                 4,582          3,610             9,245          7,218
   Depletion and depreciation                              12,648          7,505            24,993         15,330
   Derivative contracts fair value loss                       106              -             3,246              -
   Franchise taxes                                            300            151               575            289
                                                     ------------  -------------      ------------   ------------
            Total expenses                                 34,866         23,927            72,826         48,159
                                                     ------------  -------------      ------------   ------------

Income before income taxes                                 31,923         13,623            73,143         25,158
Income tax provision
   Current income taxes                                       400             20             2,400             40
   Deferred income taxes                                   11,412              -            24,663              -
                                                     ------------  -------------      ------------   ------------

Net income                                           $     20,111  $      13,603      $     46,080   $     25,118
                                                     ============  =============      ============   ============

Net income per common share

   Basic                                             $       0.44  $        0.30      $       1.00   $       0.55
   Diluted                                                   0.42           0.30              0.97           0.55



Weighted average common shares outstanding
   Basic                                                   46,132         45,799            46,072         45,759
   Diluted                                                 47,322         46,099            47,262         45,885





     (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                             ----------------------------------
                                                                                 2001                  2000
                                                                             -------------         ------------
Cash flow from operating activities:
   Net income                                                                $      46,080         $     25,118
   Adjustments needed to reconcile to net cash flow provided by operations:
       Depreciation, depletion and amortization                                     24,993               15,330
       Fair value loss on hedging contracts                                          3,865                    -
       Deferred income taxes                                                        24,663                    -
       Other                                                                           575                  454
                                                                             -------------         ------------
                                                                                   100,176               40,902
   Changes in operating assets and liabilities:
       Accrued production receivable                                                 9,303               (8,760)
       Trade and other receivables                                                 (15,031)              (1,470)
       Derivative assets                                                           (17,967)                   -
       Accounts payable and accrued liabilities                                     18,637                7,378
       Oil and gas production payable                                                1,857                4,793
                                                                             -------------         ------------

Net cash flow provided by operations                                                96,975               42,843
                                                                             -------------         ------------

Cash flow used for investing activities:
    Oil and natural gas expenditures                                               (70,469)             (36,320)
    Acquisitions of oil and gas properties, net                                     (1,755)              (1,784)
    Acquisitions of CO2 assets and capital expenditures                            (42,001)                   -
    Proceeds from dispositions of oil and natural gas properties                         -                  901
    (Increases) decreases in restricted cash                                          (187)                 280
    Net purchases of other assets                                                     (870)                (627)
                                                                             -------------         ------------

Net cash used for investing activities                                            (115,282)             (37,550)
                                                                             -------------         ------------

Cash flow from financing activities:
    Bank repayments                                                                (13,130)              (4,000)
    Bank borrowings                                                                 31,000                    -
    Issuance of common stock                                                         1,605                  627
    Other                                                                             (125)                (125)
                                                                             -------------         ------------

Net cash provided by (used for) financing activities                                19,350               (3,498)
                                                                             -------------         ------------

Net increase in cash and cash equivalents                                            1,043                1,795

Cash and cash equivalents at beginning of period                                    22,293               11,768
                                                                             -------------         ------------

Cash and cash equivalents at end of period                                   $      23,336         $     13,563
                                                                             =============         ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $       8,011         $      6,762
                                                                             =============         ============

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

     The financial data for the three and six month periods ended June 30, 2001 and 2000, included herein, have been subjected to a limited review by Deloitte & Touche LLP, Denbury's independent accountants. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of June 30, 2001 and the consolidated results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000.

Net Income per Common Share

     Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options and any other convertible securities outstanding. For the three and six month periods ended June 30, 2001 and 2000, there were no adjustments to net income for purposes of calculating diluted net income per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three and six month periods ended June 30, 2001 and 2000 (shares in thousands).


                                                   Three Months Ended              Six Months Ended
                                                        June 30,                       June 30,
                                               --------------------------     --------------------------
                                                   2001          2000            2001           2000
                                               ------------  ------------     -----------    -----------
Weighted average common shares - basic               46,132        45,799          46,072         45,759

Potentially dilutive securities:
     Stock options                                    1,190           300           1,190            126
                                               ------------  ------------     -----------    -----------

Weighted average common shares - diluted             47,322        46,099          47,262         45,885
                                               ============  ============     ===========    ===========

     For the three and six months ended June 30, 2001, approximately 1.3 million of the 4.1 million stock options outstanding were excluded from the diluted net income per common share calculation as the exercise prices exceeded the average market price of the Company's common stock for these periods. For the three and six months ended June 30, 2000, approximately 1.7 million of the 3.8 million stock options outstanding were excluded from the diluted net income per common share calculation as the exercise prices exceeded the average market price of the Company's common stock for these periods.

                            DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 2.  COMPREHENSIVE INCOME

     The following tables present comprehensive income for the three and six months ended June 30, 2001.

                                                                                           Three Months Ended
(Amounts in thousands)                                                                        June 30, 2001
                                                                                  -------------------------------------
Accumulated other comprehensive income - March 31, 2001                                                  $          390
Net income                                                                        $        20,111
Other comprehensive income - net of tax
         Reclassification adjustments related to derivative contracts                        (234)
         Change in fair value of outstanding hedging positions                              9,613
                                                                                  ---------------
Total other comprehensive income                                                            9,379                 9,379
                                                                                  ---------------        --------------
Comprehensive income                                                              $        29,490
                                                                                  ===============
Accumulated other comprehensive income - June 30, 2001                                                   $        9,769
                                                                                                         ==============



                                                                                            Six Months Ended
(Amounts in thousands)                                                                        June 30, 2001
                                                                                  -------------------------------------
Accumulated other comprehensive income - December 31, 2000                                               $             -

Net income                                                                        $        46,080
Other comprehensive income - net of tax
        Cumulative effect of change in accounting principle - January 1, 2001               1,012
        Reclassification adjustments related to derivative contracts                         (856)
        Change in fair value of outstanding hedging positions                               9,613
                                                                                  ---------------        --------------
Total other comprehensive income                                                            9,769                 9,769
                                                                                  ---------------        --------------
Comprehensive income                                                              $        55,849
                                                                                  ===============
Accumulated other comprehensive income - June 30, 2001                                                   $        9,769
                                                                                                         ==============

     The Company did not have any items that met the criteria of other comprehensive income, other than net income, for the three and six month periods ended June 30, 2000.

 3.  NOTES PAYABLE AND LONG-TERM INDEBTEDNESS


                                                                                   June 30,          December 31,
                                                                                     2001                2000
                                                                                 -------------      ---------------

                                                                                       (Amounts in thousands)

                                                                                  (Unaudited)
9% Senior Subordinated Notes Due 2008                                            $     125,000      $       125,000
Senior bank loan                                                                        91,870               74,000
                                                                                 -------------      ---------------
          Total long-term debt                                                   $     216,870      $       199,000
                                                                                 =============      ===============

                            DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The Company's bank credit facility provides for a semi-annual redetermination of the borrowing base on April 1st and October 1st. At the April 1, 2001 redetermination, the Company's borrowing base was increased from $150 million to $200 million leaving the Company with a borrowing capacity of approximately $108.1 million as of June 30, 2001. In July 2001, the Company borrowed an additional $95 million to partially fund the acquisition of Matrix Oil & Gas, Inc. (see Note 6).

 4.  PRODUCT PRICE HEDGING CONTRACTS

     The Company enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future oil and natural gas production. These hedge contracts are purchased to either protect the Company's budget or to protect a rate of return on acquisitions. All of the hedge contracts acquired for 2001 and beyond have been in the form of price floors which provide the Company protection if oil and natural gas prices decrease below the floor contract prices, but do not limit the upside if oil and natural gas prices remain or increase above the floor prices.

Budget-related price floors

     For 2001, the Company acquired a $22.00 floor on 12,800 Bbls/d and a $2.80 floor on 37.5 MMBtu/d for an aggregate cost of $2.6 million, which together cover approximately 75% of the Company's anticipated production, excluding the anticipated production from the acquisitions made in the fourth quarter of 2000 and the Matrix acquisition. During July 2001, the Company acquired a $21.00 floor on 10,000 Bbls/d for 2002 at an aggregate cost of approximately $4.7 million. This price floor covers approximately 50% of the anticipated oil production for 2002.


Acquisition-related price floors

     For the properties acquired in the fourth quarter of 2000, the Company purchased puts or floors at the time of acquisition for nearly all of the anticipated proven natural gas production from these properties for 2001 and 2002. These floors were purchased at a total cost of $2.5 million and have varying volume and price floors each quarter for 2001 and 2002. For the Matrix properties acquired in July 2001 (see also Note 6), the Company has protected its investment with the purchase of price floors covering nearly all of the forecasted proven natural gas production through December 2003, with a minimum price of $4.25 for July 2001 through December 2002 and $3.75 for all of 2003. The Company paid a total of $18.0 million for these price floors.

     The following table lists all of the individual floors in place as of July 31, 2001.


                      Volume       Floor                                           Volume     Floor
           Period     Per Day      Price                              Period      Per Day     Price
        -----------------------------------                       -------------- ---------------------

 Oil Price Floors (Bbls/d):                                  Gas Price Floors (MMBtu/d):
           2001          12,800      $22.00                        Q1 - 2002            5.3      $3.65
           2002          10,000      $21.00                        Q1 - 2002            6.7      $3.07
                                                                   Q2 - 2002            3.8      $3.40
 Gas Price Floors (MMBtu/d):                                       Q2 - 2002            4.4      $3.04
           2001            37.5       $2.80                        Q3 - 2002            2.9      $3.38
           2001            44.0       $4.25                        Q3 - 2002            3.5      $2.99
                                                                   Q4 - 2002            2.5      $2.93
         Q3 - 2001         10.0       $3.70                        Q4 - 2002            2.1      $3.38
         Q3 - 2001         13.0       $3.07
         Q4 - 2001          7.9       $3.56                             2002           41.0      $4.25
         Q4 - 2001         10.4       $2.94                             2003           33.0      $3.75

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     On January 1, 2001, the Company adopted Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. The change in the fair value of the derivative contracts is to be recognized either currently in earnings or as accumulated other comprehensive income (equity) depending on whether specific hedge criteria are met. Upon adoption, the Company recorded a $1.6 million increase in assets for the fair value of the Company's floors in place, with a corresponding increase to accumulated other comprehensive income of approximately $1.0 million, after tax, for the transition adjustment as of January 1, 2001.

     At June 30, 2001, the fair value of the Company's derivative contracts was approximately $34.7 million, an increase of approximately $15.3 million over their fair value at March 31, 2001, or acquired value for those acquired during the second quarter of 2001. This increase in fair value was due primarily to the decrease in natural gas price futures during the second quarter of 2001. The increase in fair value resulted in an increase to other comprehensive income of approximately $9.6 million in accordance with the requirements of FAS 133. During the second quarter and first six months of 2001 the Company reclassified approximately $234,000 and $856,000, respectively, out of other comprehensive income and into derivative contracts fair value loss in the condensed consolidated statements of operations. Approximately $6.4 million of the $9.8 million recorded in other comprehensive income relates to contracts that will expire within the next twelve months and will be reclassified out of other comprehensive income. As a result of the adoption of FAS 133, the Company has recorded the results of all of its hedging activities to derivative contracts fair value loss in the condensed consolidated statements of operations for the second quarter and first six months of 2001.

     During the first six months of 2000 the Company had zero-cost collars in place that hedged 3,000 Bbls/d with a price floor of $14.00 per Bbl and a price ceiling of $18.05 per Bbl and a natural gas contract that hedged 24 million cubic feet of natural gas per day with a price floor of $1.90 per MMBtu and a price ceiling of $2.58 per MMBtu. In the second quarter of 2000 the Company paid approximately $2.9 million on its oil hedge contract, and $1.8 million on the natural gas hedge contract. Through the first six months of 2000, the Company paid approximately $5.8 million on the oil hedge contract and $1.8 million on the natural gas hedge contract.

5.   PURCHASE OF CARBON DIOXIDE (CO2) ASSETS

     On January 18, 2001, the Company entered into a purchase and sale agreement to acquire certain CO2 reserves, production and associated assets from a division of Airgas, Inc. for $42 million. The cost of the acquisition was funded by available cash and $21 million borrowed under the Company's bank credit facility. The acquisition included ten producing CO2 wells and production facilities located near Jackson, Mississippi, and a 183-mile, 20-inch pipeline that is currently transporting CO2 to Denbury's tertiary recovery operation at Little Creek Field, as well as to other commercial customers. The Company completed the purchase of these assets on February 2, 2001.

6.   ACQUISITION OF MATRIX OIL AND GAS, INC. (SUBSEQUENT EVENT)

     On July 10, 2001, the Company completed the acquisition of Matrix Oil & Gas, Inc.("Matrix"), an independent oil and gas company based in Covington, Louisiana. Under the merger agreement, Denbury paid a total of $158.0 million, comprised of $98.8 million (63%) in cash and $59.2 million (37%) in the form of

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.6 million shares of Denbury's common stock. The cash portion of the purchase was funded with available cash and borrowings of $95.0 million from Denbury's bank credit facility. The Company plans to record $30.0 million of the purchase price as unevaluated property to reflect the significant probable and possible reserves that it has identified. The Company has protected its investment with the purchase of price floors covering nearly all of the forecasted proven natural gas production through December 2003, with a minimum price of $4.25 for July 2001 through December 2002 and $3.75 for all of 2003. The Company paid a total of $18.0 million for these price floors, which had a market value as of June 30, 2001 of $31.1 million. The acquired operations of Matrix will be reflected in the Company's financial statements beginning July 1, 2001.

     The following pro forma information shows the consolidated results of operations for the six months ending June 30, 2001, based upon adjustments to the historical financial statements of the Company and the historical financial statements of Matrix to give effect to the acquisition by the Company as if such acquisition had occurred on January 1, 2001 (in thousands, except per share data):

       Operating revenues       $186,018
       Net Income                 52,344

       Income per common share:

           Basic                   $0.99
           Diluted                  0.97

                             DENBURY RESOURCES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ----------------------------------------------------------------------

     The following should be read in conjunction with the Company's financial statements contained herein and in its Form 10-K for the year ended December 31, 2001, along with Management's Discussion and Analysis of Financial Condition and Results of Operation contained in such Form 10-K. Any capitalized terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

     Denbury is a growing  independent  energy company  engaged in  acquisition, development and exploration activities in the U.S. Gulf Coast region. The Company has significant reserves and production in Mississippi, where it is the largest oil and natural gas producer, in onshore Louisiana and in the offshore Gulf of Mexico. The Company increases the value of acquired properties in its core areas through a combination of exploitation, drilling and proven engineering extraction processes.

2001 ACQUISITIONS

                               Matrix Acquisition

     On July 10, 2001, the Company acquired Matrix Oil and Gas, Inc. ("Matrix"), an independent oil and gas company based in Covington, Louisiana (the "Matrix Acquisition"). Matrix primarily focuses on the offshore Gulf of Mexico, with an interest in 19 offshore blocks and two onshore fields. The top five Matrix fields make up 93% of its proved reserves and 88% of its current production. At June 30, 2001, based on a report prepared by DeGolyer and MacNaughton, Matrix had estimated proved reserves of 11.9 MMBOE (71.6 Bcfe), 92% of which was natural gas and 78% of which was proved developed.

     Under the merger agreement with Matrix, the Company paid approximately $158 million, comprised of $98.8 million (63%) in cash and $59.2 million (37%) in the form of 6.6 million shares of Denbury's common stock. The cash portion of the purchase was funded with available cash and $95.0 million of debt from the Company's bank credit facility. The Company plans to record $30.0 million of the purchase price as unevaluated property costs to reflect the significant probable and possible reserves identified, resulting in an adjusted purchase price of approximately $1.79 per Mcfe. The Company has protected its investment with the purchase of price floors, or puts, covering nearly all of Matrix's forecasted proven natural gas production through December 2003, with a minimum price of $4.25 per MMBtu from July 2001 through December 2002 and $3.75 per MMBtu for all of 2003. These floors assure the Company of $143.0 million of minimum revenue from these properties from July 2001 through December 2003, assuming production at forecasted levels. The Company paid a total of $18.0 million for these price floors, which had a market value as of June 30, 2001 of $31.1 million. The operations of Matrix will be included in the Company's financial statements beginning in July 2001.

                           Carbon Dioxide Acquisition

     In February 2001, the Company acquired carbon dioxide ("CO2") reserves, production and associated assets from a unit of Airgas, Inc. for $42.0 million (the "CO2 Acquisition"). This acquisition included ten producing CO2 wells and production facilities located near Jackson, Mississippi, and a 183-mile, 20-inch pipeline that is currently transporting CO2 to the Company's tertiary recovery operation at Little Creek Field, as well as to other commercial users. The Company acquired nearly 100% of the working interest in the producing CO2 wells and operates the properties. As of June 30, 2001, based on a report prepared by DeGolyer and MacNaughton, the Company estimates that these wells had approximately 652 billion cubic feet of usable CO2 reserves. Production during the month of June 2001 averaged approximately 89 million cubic feet of CO2 per day, of which about 49 million cubic feet per day was used for injection at the Company's Little Creek Field and the remainder of about 40 million cubic feet per day was sold under long-term contracts to commercial CO2 users.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company estimates that the CO2 production capacity of the acquired wells is approximately 110 million cubic feet of CO2 per day and estimates that it could be increased to about 250 million cubic feet of CO2 per day by adding compression facilities. An associated pipeline purchased in the acquisition is capable of transporting over 400 million cubic feet of CO2 per day. This acquisition assures that CO2 will be available when needed at a reasonable and predictable cost and affords the Company the ability to expand its operations at Little Creek Field and elsewhere in Mississippi. Ownership of these CO2 reserves also provides a major strategic advantage in the acquisition of other properties in Mississippi that could be further exploited through tertiary recovery.


CAPITAL RESOURCES AND LIQUIDITY

     As more fully described under "Results of Operations" below, the Company's results of operations, cash flows and financial position improved significantly during the second quarter and first six months of 2001, as compared to the comparable periods of 2000, as a result of increased production and commodity prices, particularly natural gas prices. Approximately 57% of the quarter-over-quarter increase in revenues is attributable to the increased production levels and the balance of 43% is attributable to higher product prices. Conversely, for the six month comparison, approximately 59% of the revenue increase is attributable to the higher product prices and approximately 41% attributable to increased production.

     During the first six months of 2001 the Company borrowed $31.0 million on its bank credit facility to partially fund the CO2 Acquisition ($21.0 million) and purchase floors associated with the Matrix Acquisition ($10.0 million). The Company repaid $13.1 million of its bank borrowings in the first quarter of 2001 with excess cash flow generated from operations, leaving approximately $108.1 million available under the Company's $200.0 million credit facility as of June 30, 2001. In July 2001, the Company borrowed an additional $95.0 million to partially fund the Matrix Acquisition, leaving the Company with approximately $13.1 million available under its credit facility as of August 14, 2001.

     The Company's bank credit facility provides for a semi-annual redetermination of the borrowing base on April 1st and October 1st. At the April 1, 2001 redetermination, the Company's borrowing base was increased from $150 million to $200 million, primarily as a result of the increase in the Company's oil and gas reserve quantities and values as of December 31, 2000. The next scheduled redetermination for the bank credit facility is October 1, 2001. The Company expects that its borrowing base will increase as a result of the new reserves and value added in the Matrix Acquisition; however, such redetermination will depend on the banks' current and expected oil and natural gas pricing at that time, the Company's development and acquisition results during the first six months of 2001, the then current level of the Company's debt and several other factors, some of which are beyond the Company's control.

     On August 9, 2001, the Company announced that it had priced a $75 million private Rule 144A sale of Series B Senior Subordinated Notes due 2008 expected to close on August 15, 2001. The notes will be issued under a separate indenture but on terms substantially identical to the Company's existing 9% Senior Subordinated Notes due 2008. The notes are being sold at 91.371% of their face amount. The estimated net proceeds of $65.9 million will be used to reduce the Company's existing bank debt. The adjusted pro forma amount outstanding under the bank credit facility will be $121.0 million with a total principal outstanding amount of $200 million in senior subordinated notes. The Company's availability under its bank credit facility will increase by $28.3 million as a result of this offering, resulting in a total availability of $41.5 million, before any adjustment for the acquired Matrix properties.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Even if the Company's borrowing base is not increased, the Company anticipates that it will not require any additional capital for the foreseeable future in order to continue its planned development program. Since 1999, the Company's policy has been to budget its development and exploration expenditures so that they are less than or equal to its cash flow from operations. The Company plans to continue this policy. The Company's primary use of debt, including bank debt, has been for acquisitions. Although the Company has a significant inventory of development and exploration projects in-house, on a long-term basis the Company will need to make acquisitions in order to continue its growth and to replace its production. If the Company's borrowing base is not increased as anticipated, the capital available to the Company may be limited. The lack of available capital or the inability of the Company to complete suitable acquisitions over an extended period of time could limit or even eliminate the Company's future growth.

     The Company's capital budget program for the full year 2001, excluding acquisitions, is budgeted at approximately $180.0 million, which includes approximately $30.0 million in the second half of 2001 for the properties acquired in the Matrix Acquisition. The Company has purchased price floors that cover approximately 80% to 85% of its expected 2001 production (see "Market Risk Managment"), which helps assure that a majority of the Company's capital program can be implemented and that it can achieve a minimum rate of return on its recent acquisitions, provided that its other assumptions related to the acquisitions are correct. Although the level of the Company's projected cash flow is highly variable and difficult to predict due to the volatility in product prices, the success of its drilling and development projects and other factors, the Company expects that its cash flow from operations for 2001 will exceed its capital development expenditures, with any excess cash flow used to reduce bank debt during the year, or to partially fund acquisitions.


SOURCES AND USES OF FUNDS

     During the first six months of 2001, the Company spent approximately $70.5 million on oil and gas development expenditures and approximately $1.8 million on oil and gas acquisitions, net of purchase price adjustments. The oil and gas exploration and development expenditures included $44.8 million spent on drilling, $7.7 million on geological, geophysical and acreage expenditures and $18.0 million on workover costs. Also during the first six months of 2001, the Company spent approximately $91,000 on CO2 development expenditures and $41.9 million on the CO2 Acquisition. These expenditures were funded by cash flow from operations and bank debt.

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

RESULTS OF OPERATIONS

     The Company's operating results for the second quarter and six months ended June 30, 2001 improved significantly over the comparable prior year periods due to the improved oil and natural gas prices, increased production and lower costs on a BOE basis as further set forth below.

                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
--------------------------------------------------------------- ------------------------  -------------------------
                                                                    2001        2000         2001          2000
--------------------------------------------------------------- ------------ -----------  -----------   -----------
AVERAGE DAILY PRODUCTION VOLUME:
     Bbls                                                             16,454      14,809       16,362        14,595
     Mcf                                                              68,685      28,630       65,458        28,535
     BOE(1)                                                           27,902      19,580       27,272        19,351

OPERATING REVENUES AND EXPENSES (THOUSANDS)
     Oil sales                                                  $     34,355 $    29,801  $    69,756   $    58,190
     Natural gas sales                                                30,768       7,384       73,682        14,197
                                                                ------------ -----------  -----------   -----------
         Total oil and natural gas revenues                     $     65,123 $    37,185  $   143,438   $    72,387
                                                                ------------ -----------  -----------   -----------

     CO2 sales                                                  $      1,424 $         -  $     2,283   $         -
                                                                ------------ -----------  -----------   -----------

     Operating costs                                            $     12,583 $     9,104  $    25,053   $    18,136
     Production taxes                                                  2,366       1,654        4,974         3,311
     CO2 operating costs                                                 277           -          335             -
                                                                ------------ -----------  -----------   -----------
         Total production expenses                              $     15,226 $    10,758  $    30,362   $    21,447
                                                                ------------ -----------  -----------   -----------

UNIT PRICES-INCLUDING IMPACT OF HEDGES (2)
     Oil price per barrel ("Bbl")                               $      22.94 $     22.11 $      23.55 $       21.91
     Gas price per thousand cubic feet ("Mcf")                          4.92        2.83         6.22          2.73

UNIT PRICES-EXCLUDING IMPACT OF HEDGES
     Oil price per Bbl                                          $      22.94 $     24.26 $      23.55 $       24.09
     Gas price per Mcf                                                  4.92        3.54         6.22          3.09

OIL AND GAS OPERATING REVENUES AND EXPENSES PER BOE
     Oil and natural gas revenues                               $      25.65 $     20.87 $      29.06 $       20.55
                                                                ------------ ------------ ------------- ------------

     Oil and gas lease operating costs                          $       4.96 $      5.11 $       5.07 $        5.15
     Oil and gas production taxes                                       0.93        0.93         1.01          0.94
                                                                ------------ ------------ ------------- ------------
                 Total oil and gas production expenses           $      5.89 $      6.04 $       6.08 $        6.09
--------------------------------------------------------------- ------------ ------------ ------------- ------------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").
(2) As a result of the adoption of FAS No. 133 as of January 1, 2001, the Company did not record any of the effects of its hedging activities to oil and natural gas revenues during 2001 (see "Market Risk Management" below).

     PRODUCTION. In the second quarter of 2001, production averaged 27,902 BOE/d, a 43% increase from the second quarter of 2000 and a 5% increase from the first quarter of 2001 average of 26,635 BOE/d. Production for the six months ended June 30, 2001 averaged 27,272 BOE/d, a 41% increase over the first six months of 2000. Approximately half of the production increase in the second quarter of 2001 and first six months of 2001, as compared to same periods in 2000, is primarily due to internal development at three of the Company's largest fields, Little Creek, Heidelberg and Lirette, plus its offshore properties. The Company's acquisitions of Thornwell, Port Barre, and Iberia Fields in the fourth quarter of 2000 contributed the balance of the increase.

     The Little Creek Field began to respond to the fourth phase of tertiary recovery operations there during the second quarter of 2001, resulting in an increase of 16% in the field's average daily production over production in the second quarter of 2000, and an increase of 9% over first quarter of 2001 production there. Production at Little Creek averaged 2,293 BOE/d for the second quarter of 2001 and is expected to further increase during the next two years, peaking at estimated rates of 3,500 to 4,500 BOE/d in 2003.

     At Heidelberg Field, the Company's largest field, production averaged 7,960 BOE/d in the second quarter of 2001, a 14% increase over production in the second quarter of 2000 but almost identical to the average production during the first quarter of 2001. For the first six months of 2001 production from the Heidelberg Field averaged 7,972 BOE/d, a 17% increase over production there

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

during the first six months of 2000. This increase is attributable to the Company's active drilling program and ongoing production enhancement activities.

     Production at Lirette Field averaged 2,809 BOE/d in the second quarter of 2001, an increase of 133% over the average BOE/d rate for the second quarter of 2000. For the first six months of 2001, production at Lirette Field averaged 2,957 BOE/d, a 125% increase over production in the first six months of 2000. The production increase at Lirette Field is primarily attributable to the discovery well, Leon Hebert Heirs #1, that commenced production in late September 2000.

     Production from the Company's offshore fields was 1,981 BOE/d in the second quarter of 2001, a 784% increase over production there in the second quarter of 2000 and a 110% increase from production there in the first quarter of 2001. The Company began to focus on offshore properties during the second quarter of 2000 and has added new properties and wells since that time. During the first quarter of 2001, production commenced at three of the Company's offshore fields as a result of wells drilled at Main Pass, High Island 287 and High Island 521. Production commenced from five additional offshore wells late in the second quarter and early in the third quarter of 2001, aggregating an additional 10 MMcf/d.

     OIL AND NATURAL GAS REVENUES. Oil and natural gas revenues for the second quarter of 2001 increased 75% from the comparable quarter of 2000, and increased 98% when comparing the first six months periods. Approximately 57% of the quarter-over-quarter increase is attributable to the increased production levels (discussed above) and the balance of 43% is attributable to higher product prices, mainly natural gas prices. Conversely, for the six month comparison, approximately 59% of the revenue increase is attributable to the higher product prices and approximately 41% attributable to increased production. The Company's realized unhedged natural gas prices for the second quarter averaged $4.92 per Mcf and for the first six months of 2001 averaged $6.22 per Mcf, an increase of 39% and 101% over the respective prior years periods. The Company's realized unhedged oil prices decreased slightly in the second quarter of 2001 and first six months of 2001 from the comparable periods in 2000, by approximately 5% and 2%, respectively. Natural gas represented 41% of the Company's second quarter of 2001 production on a BOE basis, compared to 24% in the second quarter of 2000.

     In the second quarter of 2000 the Company recorded losses on its oil hedges of $2.9 million and losses on its natural gas hedges of $1.8 million, reducing the Company's net average price received during the period by $2.15 per Bbl and $0.71 per Mcf. For the first six months of 2000, the Company recorded losses on its oil hedges of $5.8 million and losses on its natural gas hedges of $1.8 million, reducing the Company's net average price received during the period by $2.18 per Bbl and $0.36 per Mcf. In the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." As a result of this adoption, the Company recognized a $3.1 million charge in the first quarter of 2001 to record the loss in fair value on its floors and in the second quarter of 2001 recognized a loss of $106,000. The loss in the second quarter of 2001 is comprised of $618,000 cash received on the floor contracts offset by amortization of floor contracts and amounts reclassified out of other comprehensive income of approximately $724,000. As a result of the adoption of FAS 133, the Company now records all hedging gains or losses in a separate line on its income statement whereas in 2000 all hedging gains or losses were recorded in oil and natural gas income. The Company's hedging activities are discussed in more detail in "Market Risk Management" herein.

     PRODUCTION EXPENSES. Oil and gas production and operating expenses increased on a gross basis by $4.2 million, or 39%, between the second quarters of 2000 and 2001 and increased by $8.6 million, or 40%, between the first six months of 2000 and 2001. However, on a BOE basis, production expenses decreased

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

by 2% between the respective second quarters and remained flat between the respective first six months. Approximately $1.3 million of the second quarter of 2001 increase and $2.3 million of the first six months of 2001 increase was related to fields that were acquired within the last year, including the Thornwell, Port Barre and Iberia Fields acquired in the fourth quarter of 2000 and the West Mallalieu and Olive Fields acquired in the second quarter of 2001. Production taxes, excluding the recently acquired fields, increased approximately $360,000 and $970,000 between the second quarters of 2000 and 2001 and first six months of 2000 and 2001, respectively, as a result of increased production and higher natural gas prices. The remaining increases of approximately $2.6 million in the second quarter of 2001 and $5.3 million in the first six months of 2001 were primarily due to increased operating costs relating to the increasing costs of goods and services, increased workover expenses and additional wells added as a result of increased drilling activity during the last year.

     Production expenses were lowered by approximately $750,000 for the second quarter of 2001 and $1.1 million for the first six months of 2001 as a result of the CO2 acquisition in February 2001, which lowered the cost of CO2 that the Company uses in its tertiary recovery operations at Little Creek Field. Prior to the acquisition, the Company was paying approximately $0.25 per thousand cubic feet for its CO2. Subsequent to the acquisition, the Company began allocating the operating expenses of its CO2 field and pipeline between the sales to commercial users and the CO2 used for its own account. This translates into an average of approximately $0.06 for each thousand cubic feet of CO2 produced during the first half of 2001. This resulted in a savings of approximately $0.19 per thousand cubic feet of CO2 used by the Company in its tertiary recovery operations. The estimated total cost per thousand cubic feet of CO2 to the
Company is approximately $0.11 after inclusion of the depreciation and amortization expense for the first half of 2001.

     CO2 OPERATIONS. Since its acquisition in February 2001, the Company's CO2 operations had net operating cash flow from sales of CO2 to other companies of $1.1 million for the second quarter of 2001 and $1.9 million for the first six months of 2001. During the first six months of 2001, the Company used approximately 50% of the CO2 produced in its tertiary recovery operations and sold the remainder to other companies for industrial use.

                       General and Administrative Expenses

     General  and   administrative   ("G&A")  expenses   increased  between  the
respective quarters and six month periods ended June 30, 2001 and 2000 as set forth below:



                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
-----------------------------------------------    --------------------------        --------------------------
                                                       2001          2000               2001            2000
-----------------------------------------------    ------------   -----------        -----------     ----------

NET G&A EXPENSES (THOUSANDS)
     Gross expenses                                $      7,462   $     5,977        $    14,944     $   12,011
     State franchise taxes                                  300           151                575            289
     Operator overhead charges                           (4,485)       (3,291)            (8,680)        (6,597)
     Capitalized exploration expenses                      (973)         (783)            (1,859)        (1,539)
                                                   ------------   -----------        -----------     ----------
         Net expense                               $      2,304   $     2,054        $     4,980     $    4,164
                                                   ------------   -----------        -----------     ----------

Average G&A cost per BOE                           $       0.90   $      1.15        $      1.01     $     1.18

Employees as of June 30                                     271           239                271            239
-----------------------------------------------    ------------   -----------        -----------     -----------

     Gross G&A expenses increased $1.5 million, or 25%, between the second quarters of 2001 and 2000 and $2.9 million, or 24%, between the first six months of 2001 and 2000. The largest components of these increases were salaries, bonus accruals, and other related employee costs, which accounted for approximately

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$750,000 of the increase between the respective quarters and $1.8 million of the increase between the respective six month periods. The increased employee cost is due to salary increases and employee related additions resulting from the Company's growth. The increase in gross G&A is offset in part by an increase in operator overhead recovery charges and capitalized exploration costs in 2001. The Company's well operating agreements allow the Company, when it is the operator, to charge a well with a specified overhead rate during the drilling phase and also charge a monthly fixed overhead rate for each producing well. As a result of the additional operated wells acquired in the Company's recent acquisitions and the new wells added as a result of increased drilling activity during the past year, the amount recovered by the Company as operator overhead charges increased by 36% between the second quarters of 2000 and 2001 and by 32% between the first six months of 2000 and 2001. Capitalized exploration costs increased between the comparable periods in 2000 and 2001 along with the increase in gross G&A expenses. The net effect of the increase in gross G&A expenses, operator overhead charges and capitalized exploration costs was a 12% increase in net G&A expense between the second quarters of 2000 and 2001 and a 20% increase in net G&A expense between the first six months of 2000 and 2001. On a BOE basis, G&A costs decreased 22% in the second quarter of 2001 as compared to the second quarter of 2000 and by 14% for the comparable six month periods, due to a higher percentage increase in production than in net G&A expense.

                         Interest and Financing Expenses


                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
----------------------------------------------------    ----------------------------     --------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS                2001            2000             2001          2000
----------------------------------------------------    -------------    -----------     ------------   -----------

Interest expense                                        $       4,582    $     3,610     $      9,245   $     7,218
Non-cash interest expense                                        (283)          (234)            (548)         (456)
                                                        -------------    -----------     ------------   -----------
Cash interest expense                                           4,299          3,376            8,697         6,762
Interest and other income                                        (242)          (365)            (248)         (930)
                                                        -------------    -----------     ------------   -----------
       Net cash interest expense                        $       4,057    $     3,011     $      8,449   $     5,832
                                                        -------------    -----------     ------------   -----------

Average net cash interest expense per BOE               $        1.60    $      1.69     $       1.71   $      1.66

Average debt outstanding                                $     209,727    $   152,456     $    209,564   $   152,478
----------------------------------------------------    -------------    -----------     ------------   -----------

     Interest expense for the quarter and six month periods ended June 30, 2001 increased from the comparable prior year periods primarily due to higher average outstanding debt balances during 2001, offset in part by lower interest rates on the Company's variable rate bank debt. In the first quarter of 2001, the Company borrowed $21.0 million to fund a portion of the $42.0 million CO2 Acquisition and repaid $13.1 million of bank debt with excess cash generated from operations. In June 2001, the Company borrowed $10.0 million to partially fund the natural gas floors purchased in conjunction with the Matrix Acquisition. During the first six months of 2000, the Company's bank debt remained constant at $27.5 million for most of the period until late June when it repaid $4.0 million of bank debt. The Company's $125 million of 9% Senior Subordinated Notes Due 2008 was outstanding during both 2000 and 2001. On a BOE basis, net cash interest expense decreased by 5% between the second quarters of 2000 and 2001 and increased by only 3% between the first six months of 2000 and 2001 due to the significant increase in production.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Depletion, Depreciation and Site Restoration


                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
------------------------------------------------------  ----------------------------      -------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS                2001            2000             2001          2000
------------------------------------------------------  -------------    -----------      -----------   -----------
Depletion and depreciation                              $      12,254    $     7,081      $    23,998   $    14,536
Site restoration provision                                         53            145              335           257
Depreciation of other fixed assets                                341            279              660           537
                                                        -------------    -----------      -----------   -----------
     Total amortization                                 $      12,648    $     7,505      $    24,993   $    15,330
                                                        -------------    -----------      -----------   -----------

Average DD&A cost per BOE                               $        4.98    $      4.21      $      5.06   $      4.35
------------------------------------------------------  -------------    -----------      -----------   -----------

     The Company's depletion, depreciation and amortization ("DD&A") rate on a BOE basis increased from $4.21 per BOE for the second quarter of 2000 and $4.35 for first six months of 2000 (and an annual average for 2000 of $4.62) to $5.15 per BOE for the first quarter of 2001. After preparation of the Company's June 30, 2001 reserve report and the reserve increases included therein, the Company lowered its DD&A rate for the second quarter to $4.98 per BOE, resulting in an average rate for the first six months of 2001 of $5.06 per BOE. The Company's DD&A rate has generally increased due to acquisitions at a higher than average cost per BOE and expected increases in finding costs.

                                  Income Taxes


                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
-------------------------------------------------    -----------------------------        -------------------------
                                                         2001             2000               2001          2000
-------------------------------------------------    ------------     ------------        -----------   -----------
Income tax provision (thousands)

   Current income tax expense                        $        400     $          20       $     2,400   $         40
   Deferred income tax expense                             11,412                 -            24,663              -
                                                     ------------     -------------       -----------   ------------
        Total income tax expense                     $     11,812     $          20       $    27,063   $         40
                                                     ------------     -------------       -----------   ------------

Average income tax expense per BOE                   $       4.65     $        0.01       $      5.48   $       0.01

Effective tax rate                                             37%              0.1%               37%           0.2%
-------------------------------------------------    -------------    -------------       -----------   ------------

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's tax provision for the second quarter and first six months of 2001 was recorded based on an estimated effective tax rate of 37%. For the second quarter and first six months of 2000, the Company recorded only its estimated current alternative minimum tax as the Company's deferred tax asset was fully reserved and any deferred tax provision resulted in a corresponding offset to the valuation allowance. In the fourth quarter of 2000 the Company completely reversed the valuation allowance on its deferred tax assets based on its projections regarding taxable income and projected utilization of its deferred tax assets. As a result, for 2001 the Company is recording a full tax provision.

                            Results of Operations

     Primarily as a result of the increased production and product prices in the second quarter and first six months of 2001, net income and cash flow from operations increased on both a gross and per share basis over the comparable periods.

                                                                Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
--------------------------------------------------------    --------------------------   --------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                   2001          2000          2001           2000
--------------------------------------------------------    ------------  ------------   -----------   ------------
Net income                                                  $     20,111  $     13,603   $    46,080   $     25,118
Net income per common share:

   Basic                                                    $       0.44  $       0.30   $      1.00   $       0.55
   Diluted                                                          0.42  $       0.30   $      0.97   $       0.55

Cash flow from operations (1)                               $     45,194  $     21,340   $   100,176   $     40,902
--------------------------------------------------------    ------------  ------------   -----------   ------------

(1) Represents cash flow provided by operations, exclusive of the net change in operating assets and liabilities.

     The following table summarizes the cash flow, DD&A and results of operations on a BOE basis for the comparative periods. Each of the individual components are discussed above.


                                                                Three Months Ended        Six Months Ended
                                                                     June 30,                 June 30,
                                                            ------------------------  ------------------------
Per BOE Data                                                     2001         2000       2001          2000
--------------------------------------------------------    -----------    ---------  ---------      ---------
  Revenues                                                  $     25.65    $   20.87  $   29.06      $  20.55
  Lease operating costs                                           (4.96)       (5.11)     (5.07)        (5.15)
  Production taxes                                                (0.93        (0.93)     (1.01)        (0.94)
--------------------------------------------------------    -----------    ---------  ---------      --------
         Production netback                                       19.76        14.83      22.98         14.46
  Operating cash flow from CO2 operations                          0.45           -        0.39          -
  General and administrative expenses                             (0.90)       (1.15)     (1.01)        (1.18)
  Net cash interest expense                                       (1.60)       (1.69)     (1.71)        (1.66)
  Cash hedging gain                                                0.24           -        0.12          -
  Current income taxes and other                                  (0.15)       (0.01)     (0.48)        (0.01)
--------------------------------------------------------    -----------    ---------  ---------      --------
         Cash flow from operations(1)                             17.80        11.98      20.29         11.61
  DD&A                                                            (4.98)       (4.21)     (5.06)        (4.35)
  Deferred income taxes                                           (4.49)          -       (5.00)         -
  Non-cash hedging losses                                         (0.29)          -       (0.78)         -
  Other non-cash items                                            (0.12)       (0.14)     (0.11)        (0.13)
--------------------------------------------------------    -----------    ---------  ---------      --------
         Net income                                         $      7.92    $    7.63  $    9.34      $   7.13
--------------------------------------------------------    ------------   ---------  ---------      --------

(1) Represents cash flow provided by operations, exclusive of the net change in operating assets and liabilities.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             Market Risk Management

     The Company uses fixed and variable rate debt to partially finance budgeted expenditures. These debt instruments expose the Company to market risk related to changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. The carrying and fair value of these debt instruments have not changed materially since year-end.

     The Company enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future oil and natural gas production. These hedge contracts are purchased to either protect the Company's budget or to protect a rate of return on acquisitions. All of the hedge contracts acquired for 2001 and beyond have been in the form of price floors which provide the Company protection if oil and natural gas prices decrease below the floor contract prices, but do not limit the upside if oil and natural gas prices remain or increase above the floor prices.

Budget-related price floors

     For 2001, the Company acquired a $22.00 floor on 12,800 Bbls/d and a $2.80 floor on 37.5 MMBtu/d for an aggregate cost of $2.6 million, which together cover approximately 75% of the Company's anticipated production, excluding the anticipated production from the acquisitions made in the fourth quarter of 2000 or the Matrix acquisition. During July 2001, the Company acquired a $21.00 floor on 10,000 Bbls/d for 2002 at an aggregate cost of approximately $4.7 million. This price floor covers approximately 50% of the anticipated oil production for 2002.

Acquisition-related price floors

     For the properties acquired in the fourth quarter of 2000, the Company purchased puts or floors at the time of acquisition for nearly all of the anticipated proven natural gas production from these properties for 2001 and 2002. These floors were purchased at a total cost of $2.5 million and have varying volume and price floors each quarter for 2001 and 2002. For the Matrix properties acquired in July 2001 (see also Note 6), the Company has protected its investment with the purchase of price floors covering nearly all of the forecasted proven natural gas production through December 2003, with a minimum price of $4.25 for July 2001 through December 2002 and $3.75 for all of 2003. The Company paid a total of $18.0 million for these price floors.

      The following table lists all of the individual floors in place as of July 31, 2001.

                       Volume       Floor                                           Volume      Floor
            Period     Per Day      Price                            Period         Per Day     Price
        -----------------------------------                       -------------- ---------------------

 Oil Price Floors (Bbls/d):                                  Gas Price Floors (MMBtu/d):
           2001          12,800      $22.00                        Q1 - 2002            5.3      $3.65
           2002          10,000      $21.00                        Q1 - 2002            6.7      $3.07
                                                                   Q2 - 2002            3.8      $3.40
 Gas Price Floors (MMBtu/d):                                       Q2 - 2002            4.4      $3.04
           2001            37.5       $2.80                        Q3 - 2002            2.9      $3.38
           2001            44.0       $4.25                        Q3 - 2002            3.5      $2.99
                                                                   Q4 - 2002            2.5      $2.93
         Q3 - 2001         10.0       $3.70                        Q4 - 2002            2.1      $3.38
         Q3 - 2001         13.0       $3.07
         Q4 - 2001          7.9       $3.56                            2002            41.0      $4.25
         Q4 - 2001         10.4       $2.94                            2003            33.0      $3.75

     Matrix's assets acquired in the July 2001 Matrix Acquisition included delivery contracts with the various natural gas purchasers containing fixed prices and no-cost collars. The Company acquired one fixed price delivery contract which covers a total of 2.0 MMcf/d through August 31, 2001 at a price of $2.42 per MMBtu. The Company also acquired delivery contracts with no-cost collars which cover a total of 10.0 MMcf/d until August 31, 2001, and a total of
6.0 MMcf/d through December 31, 2001. These collars have a weighted average ceiling price of approximately $6.10 per MMBtu and a weighted average floor price of approximately $4.38 per MMBtu.

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. The change in the fair value of the derivative contracts is to be recognized either currently in earnings or comprehensive income (equity) depending on whether specific hedge criteria are met. Upon adoption, the Company recorded a $1.6 million increase in assets for the fair value of the Company's floors in place, with a corresponding increase to comprehensive income of approximately $1.0 million, after tax, for the transition adjustment as of January 1, 2001.

     At June 30, 2001, the fair value of the Company's derivative contracts was approximately $34.7 million, an increase of approximately $15.3 million over their fair value at March 31, 2001, or acquired value for those acquired during the second quarter of 2001. This increase in fair value was due primarily to the decrease in natural gas price futures during the second quarter of 2001. The increase in fair value resulted in an increase to other comprehensive income of approximately $9.6 million in accordance with the requirements of FAS 133. During the second quarter and first six months of 2001 the Company reclassified approximately $234,000 and $856,000, respectively, out of other comprehensive income and into derivative contracts fair value loss in the condensed consolidated statements of operations. Approximately $6.4 million of the $9.8 million recorded in other comprehensive income relates to contracts that will expire within the next twelve months and will be reclassified out of other comprehensive income. As a result of the adoption of FAS 133, the Company has recorded the results of all of its hedging activities to derivative contracts fair value loss in the condensed consolidated statements of operations for the second quarter and first six months of 2001.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the first six months of 2000 the Company had zero-cost collars in place that hedged 3,000 Bbls/d with a price floor of $14.00 per Bbl and a price ceiling of $18.05 per Bbl and a natural gas contract that hedged 24 million cubic feet of natural gas per day with a price floor of $1.90 per MMBtu and a price ceiling of $2.58 per MMBtu. In the second quarter of 2000 the Company paid approximately $2.9 million on its oil hedge contract, and 1.8 million on the natural gas hedge contract. Through the first six months of 2000, the Company paid approximately $5.8 million on the oil hedge contract and $1.8 million on the natural gas hedge contract.

     Based on futures market prices at June 30, 2001, the Company would expect to receive approximately $18.0 million on its natural gas floor contracts through their expiration dates at the end of 2003 and nothing on its oil floor contracts. If the natural gas futures market prices were to decline by 10%, the amount expected to be received under the Company's natural gas floor contracts would increase to approximately $27.5 million and if natural gas futures market prices were to increase by 10% the amount expected to be received under the Company natural gas contracts would decrease to approximately $9.3 million. If the crude oil futures market prices were to increase or decrease by 10%, the Company would still expect to receive nothing under its oil floor contracts.

                           Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "budgeted," "expect," "predict," "anticipate," "projected," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are:fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The information required by Item 3 is set forth under "Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     Denbury's Annual Meeting of Shareholders was held on May 23, 2001 for the purpose of 1) the election of eight nominees to serve as Directors of Denbury for one-year terms to expire at the 2002 Annual Meeting of Shareholders and 2) a 600,000 share increase in the number of shares issuable under the Company's employee stock option plan. At the record date, April 2, 2001, 46,091,000 shares of common stock were outstanding and entitled to one vote per share upon all matters submitted at the meeting.

     With respect to the election of directors, the votes were cast as follows:


NOMINEES FOR DIRECTORS                     FOR               WITHHELD
---------------------------------   -----------------    ----------------
Ronald G. Greene                       38,683,384           3,073,661
David Bonderman                        36,853,357           4,903,688
David I. Heather                       38,848,145           2,908,900
William S. Price, III                  37,539,366           4,217,679
Gareth Roberts                         37,369,143           4,387,902
Jeffrey Smith                          38,684,709           3,072,336
Wieland F. Wettstein                   38,848,045           2,909,000
Carrie A. Wheeler                      38,846,176           2,910,869

     With respect to the increase in the shares issuable under the Company's employee stock option plan, the votes were cast as follows:


       FOR                AGAINST              ABSTENTIONS
-----------------     ----------------     -------------------
   38,565,678            1,000,202              2,191,165

Item 6.  Exhibits and Reports on Form 8-K during the Second Quarter of 2000
---------------------------------------------------------------------------

    Exhibits:

     10(a) Amendment to Denbury Resources Inc. Stock Option Plan to increase the number of shares issuable under the Plan from 5,145,587 to 5,745,587 shares of common stock (incorporated by reference to Exhibit 4 of the Registrant's Registration Statement on Form S-8, No. 333-63198, dated June 15, 2001).

     10(b) Agreement and Plan of Merger and Reorganization, by and among Denbury Resources Inc., Denbury Offshore, Inc., and Matrix Oil & Gas, Inc., and its shareholders, dated as of June 4, 2001 (incorporated by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K, dated June 15, 2001).

     15* Letter from Independent Accountants as to unaudited interim financial information.

     *   Filed herewith


     Reports on Form 8-K:

     On June 15, 2001, the Company filed a Current Report on Form 8-K that reported under Item 2, "Acquisition or Disposition of Assets," that on June 4, 2001, the Company entered into a definitive agreement to acquire by merger privately-held Matrix Oil and Gas, Inc. ("Matrix") for cash and stock.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DENBURY RESOURCES INC.
                                      (Registrant)


                                      By: /s/ Phil Rykhoek
                                          --------------------------------------
                                          Phil Rykhoek
                                          Chief Financial Officer


                                      By: /s/ Mark C. Allen
                                          --------------------------------------
                                          Mark C. Allen
                                          Chief Accounting Officer & Controller






Date: August 14, 2001