Form 10-Q
period 2001-09-30
DENBURY RESOURCES INC
filed 2001-11-14
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                        --------------------------------

(Mark One)
   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001


   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 1-12935
                    ----------------------------------------


                             DENBURY RESOURCES INC.
             (Exact name of Registrant as specified in its charter)



        Delaware                                                 75-2815171
(State or other jurisdictions of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


5100 Tennyson Parkway
      Suite 3000
      Plano, TX                                                     75024
(Address of principal executive offices)                         (Zip code)



Registrant's telephone number, including area code:               (972) 673-2000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at October 31, 2001

Common Stock, $.001 par value                                52,833,227

                             DENBURY RESOURCES INC.

                                      INDEX


Part I.  Financial Information                                                                   Page

     Item 1. Financial Statements

         Independent Accountants' Report                                                          3

         Condensed Consolidated Balance Sheets at September 30, 2001 (Unaudited)
               and December 31, 2000                                                              4

         Condensed Consolidated Statements of Operations for the Three and
               Nine Months ended September 30, 2001 and 2000 (Unaudited)                          5

         Condensed Consolidated Statements of Cash Flows for the Nine Months
               ended September 30, 2001 and 2000 (Unaudited)                                      6

         Notes to Condensed Consolidated Financial Statements                                     7-15

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                          16-28

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          28


 Part II.  Other Information

     Item 2.  Changes in Securities and Use of Proceeds                                           29

     Item 4.  Submission of Matters to a Vote of Security Holders                                 29

     Item 6.  Exhibits and Reports on Form 8-K                                                    29

     Signatures                                                                                   30

                          Part I. Financial Information



Item 1.  Financial Statements


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of Denbury Resources Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Denbury Resources Inc. and subsidiaries (the "Company") as of September 30, 2001, and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2001 and 2000 and cash flows for the nine- month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Dallas, Texas
November 14, 2001

                                               DENBURY RESOURCES INC.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands of U.S. dollars except share amounts)


                                                                              September 30,      December 31,
                                                                                   2001              2000
                                                                             ----------------   ---------------
                                                                              (Unaudited)

                                                Assets
Current assets
   Cash and cash equivalents                                                 $    23,737        $    22,293
   Accrued production receivables                                                 27,800             37,527
   Trade and other receivables                                                    31,255              5,255
   Derivative assets                                                              32,844              4,305
   Deferred income tax asset                                                      11,156             28,126
   Other assets                                                                    2,952                484
                                                                             -----------        -----------
        Total current assets                                                     129,744             97,990
                                                                             -----------        -----------

Property and equipment (using full cost accounting)
   Oil and natural gas properties                                              1,035,688            746,062
   CO2 properties and equipment                                                   44,991               --
   Unevaluated oil and natural gas properties                                     47,655             13,810
   Less accumulated depletion and depreciation                                  (497,865)          (452,358)
                                                                             -----------        -----------
        Net property and equipment                                               630,469            307,514
                                                                             -----------        -----------

Noncurrent derivative assets                                                      17,671                805
Noncurrent deferred income tax asset                                                --               39,726
Other noncurrent assets                                                           17,881             11,344
                                                                             -----------        -----------

           Total assets                                                      $   795,765        $   457,379
                                                                             ===========        ===========

                                 Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued liabilities                                  $    66,362        $    26,628
   Oil and gas production payable                                                 11,955             12,158
                                                                             -----------        -----------
        Total current liabilities                                                 78,317             38,786
                                                                             -----------        -----------

Long-term liabilities
   Long-term debt                                                                314,522            199,000
   Provision for site reclamation costs                                            3,672              2,770
   Deferred income tax liability                                                  40,443               --
   Other                                                                           3,370                658
                                                                             -----------        -----------
        Total long-term liabilities                                              362,007            202,428
                                                                             -----------        -----------

Stockholders' equity
   Preferred stock, $.001 par value, 25,000,000 shares authorized; none
       issued and outstanding                                                       --                 --
   Common stock, $.001 par value, 100,000,000 shares authorized;
      52,820,969 and 45,979,981 shares issued and outstanding at September
      30, 2001 and December 31, 2000, respectively                                    53                 46
   Paid-in capital in excess of par                                              390,608            329,339
   Accumulated deficit                                                           (53,192)          (113,220)
   Accumulated other comprehensive income                                         17,972               --
                                                                             -----------        -----------
        Total stockholders' equity                                               355,441            216,165
                                                                             -----------        -----------

        Total liabilities and stockholders' equity                           $   795,765        $   457,379
                                                                             ===========        ===========

     (See accompanying notes to Condensed Consolidated Financial Statements)

                                              DENBURY RESOURCES INC.

                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Amounts in thousands except per share amounts)
                                                 (Unaudited - U.S. dollars)


                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                     ---------------------------      ---------------------------
                                                         2001          2000               2001           2000
                                                     ------------  -------------      ------------   ------------
Revenues
   Oil, gas and related product sales                $     65,554  $      51,591      $    208,992   $    131,619
   CO2 sales                                                1,455              -             3,738              -
   Gain (loss) on settlements of derivative contracts       7,217         (7,538)            7,835        (15,179)
   Interest and other income                                   92            696               340          1,626
                                                     ------------  -------------      ------------   ------------
           Total revenues                                  74,318         44,749           220,905        118,066
                                                     ------------  -------------      ------------   ------------

Expenses
   Lease operating costs                                   15,191          9,737            40,244         27,873
   Production taxes                                         2,772          2,059             7,746          5,370
   CO2 operating costs                                        373              -               708              -
   General and administrative                               2,519          1,960             6,924          5,835
   Interest                                                 6,330          3,545            15,575         10,763
   Depletion and depreciation                              22,694          8,228            47,687         23,558
   Amortization of derivative contracts and other
       non-cash hedging adjustments                         1,969              -             5,833              -
   Franchise taxes                                            330            100               905            389
                                                     ------------  -------------      ------------   ------------
            Total expenses                                 52,178         25,629           125,622         73,788
                                                     ------------  -------------      ------------   ------------

Income before income taxes                                 22,140         19,120            95,283         44,278
Income tax provision (benefit)
   Current income taxes                                    (1,500)            81               900            121
   Deferred income taxes                                    9,692              -            34,355              -
                                                     ------------  -------------      ------------   ------------

Net income                                           $     13,948  $      19,039      $     60,028   $     44,157
                                                     ============  =============      ============   ============

Net income per common share

   Basic                                             $       0.27  $        0.42      $       1.25   $       0.96
   Diluted                                                   0.26           0.41              1.22           0.96



Weighted average common shares outstanding
   Basic                                                   52,169         45,856            48,127         45,792
   Diluted                                                 53,154         46,505            49,244         46,127

     (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                             ----------------------------------
                                                                                 2001                  2000
                                                                             -------------         ------------
Cash flow from operating activities:
   Net income                                                                $      60,028         $     44,157
   Adjustments needed to reconcile to net cash flow provided by operations:
       Depreciation, depletion and amortization                                     47,687               23,558
       Amortization of derivative contracts and other non-cash                       5,833                    -
         heding adjustments
       Deferred income taxes                                                        34,355                    -
       Other                                                                           943                  689
                                                                             -------------         ------------
                                                                                   148,846               68,404
   Changes in assets and liabilities, net of effect of acquisition:
       Accrued production receivable                                                15,613              (10,827)
       Trade and other receivables                                                 (17,187)              (2,709)
       Derivative assets                                                           (22,712)                   -
       Other assets                                                                 (1,509)              (1,392)
       Accounts payable and accrued liabilities                                     20,276               12,643
       Oil and gas production payable                                               (3,705)               3,561
       Other liabilities                                                             2,450                    -
                                                                             -------------         ------------

Net cash provided by operations                                                    142,072               69,680
                                                                             -------------         ------------

Cash flow used for investing activities:
    Oil and natural gas expenditures                                              (113,613)             (59,132)
    Acquisitions of oil and gas properties and Matrix, net of cash acquired        (93,124)              (3,300)
    Acquisitions of CO2 assets and capital expenditures                            (44,991)                   -
    Proceeds from dispositions of oil and natural gas properties                         -                1,390
    (Increases) decreases in restricted cash                                        (2,217)                 264
    Net purchases of other assets                                                   (1,330)                (841)
                                                                             -------------         ------------

Net cash used for investing activities                                            (255,275)             (61,619)
                                                                             -------------         ------------

Cash flow from financing activities:
    Bank repayments                                                                (79,130)              (6,500)
    Bank borrowings                                                                126,000                    -
    Issuance of subordinated debt                                                   68,652                    -
    Issuance of common stock                                                         2,041                  996
    Costs of debt financing                                                         (2,916)                   -
    Other                                                                                -                 (125)
                                                                             -------------         ------------

Net cash provided by (used for) financing activities                               114,647               (5,629)
                                                                             -------------         ------------

Net increase in cash and cash equivalents                                            1,444                2,432

Cash and cash equivalents at beginning of period                                    22,293               11,768
                                                                             -------------         ------------

Cash and cash equivalents at end of period                                   $      23,737         $     14,200
                                                                             =============         ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $      15,778         $     12,908
    Cash paid during the period for income taxes                                     1,776                  280
    Common stock issued in Matrix acquisition (non-cash)                            59,195                    -

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

     The financial data for the three and nine month periods ended September 30, 2001 and 2000, included herein, have been subjected to a limited review by Deloitte & Touche LLP, Denbury's independent accountants. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of September 30, 2001 and the consolidated results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000. Certain prior period items have been reclassified to make the classification consistent with this quarter.

Net Income per Common Share

     Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options and any other convertible securities outstanding. For the three and nine month periods ended September 30, 2001 and 2000, there were no adjustments to net income for purposes of calculating diluted net income per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three and nine month periods ended September 30, 2001 and 2000 (shares in thousands).

                                                   Three Months Ended             Nine Months Ended
                                                     September 30,                  September 30,
                                               --------------------------     --------------------------
                                                   2001          2000            2001           2000
                                               ------------  ------------     -----------    -----------
Weighted average common shares - basic             52,169        45,856          48,127         45,792

Potentially dilutive securities:
     Stock options                                    985           649           1,117            335
                                               ------------  ------------     -----------    -----------

Weighted average common shares - diluted           53,154        46,505          49,244         46,127
                                               ============  ============     ===========    ===========

     For the three and nine months ended September 30, 2001, outstanding options to purchase 1.9 million and 1.3 million shares of common stock, respectively, were excluded from the diluted net income per common share calculations as the exercise prices of these options exceeded the average market price of the Company's common stock for these periods. For the three and nine months ended September 30, 2000, outstanding options to purchase 1.5 million and 1.6 million shares of common stock, respectively, were excluded from the diluted net income per common share calculations as the exercise prices of these options exceeded the average market price of the Company's common stock for these periods.

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specified criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. The adoption of SFAS No. 141 as of July 1, 2001 did not have any impact on the Company's financial statements.

     The Financial Accounting Standards Board has recently issued two new pronouncemnts, Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations" and Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets."

     SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incured and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The standard is effective for the Company beginning in 2003, but earlier adoption is encouraged. Adoption of the standard will result in recording a cumulative effect of a change in accounting principle in the period of adoption. The Company has not yet determined the impact of this new standard or when the Company will adopt this new standard.

     SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains its fundamental provisions for the (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes other pronouncements which currently do not affect the Company. SFAS No. 144 is effective for the Company beginning in 2002. The Company is currently evaluating the impact of this new standard.


2.   COMPREHENSIVE INCOME

     The following tables present comprehensive income for the three and nine months ended September 30, 2001.

                                                                                         Three Months Ended
(Amounts in thousands)                                                                   September 30, 2001
                                                                                 -----------------------------------
Accumulated other comprehensive income - June 30, 2001                                                $        9,769
Net income                                                                       $        13,948
Other comprehensive income - net of tax
         Reclassification adjustments related to derivative contracts                        (78)
         Change in fair value of outstanding hedging positions                             8,281
                                                                                 ---------------
Total other comprehensive income                                                           8,203               8,203
                                                                                 ---------------      --------------
Comprehensive income                                                             $        22,151
                                                                                 ===============
Accumulated other comprehensive income - September 30, 2001                                           $       17,972
                                                                                                      ==============

                                        8

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          Nine Months Ended
(Amounts in thousands)                                                                   September 30, 2001
                                                                                 -----------------------------------
Accumulated other comprehensive income - December 31, 2000                                            $            -
Net income                                                                       $        60,028
Other comprehensive income - net of tax
        Cumulative effect of change in accounting principle - January 1, 2001              1,012
        Reclassification adjustments related to derivative contracts                        (934)
        Change in fair value of outstanding hedging positions                             17,894
                                                                                 ---------------
Total other comprehensive income                                                          17,972              17,972
                                                                                 ---------------      --------------
Comprehensive income                                                             $        78,000
                                                                                 ===============
Accumulated other comprehensive income - September 30, 2001                                           $       17,972
                                                                                                      ==============

     The Company did not have any items that met the criteria of other comprehensive income, other than net income, for the three and nine month periods ended September 30, 2000.

 3.  NOTES PAYABLE AND LONG-TERM INDEBTEDNESS

                                                                                  September 30,      December 31,
                                                                                      2001               2000
                                                                                 ---------------    ---------------
                                                                                       (Amounts in thousands)
                                                                                   (Unaudited)
9% Senior Subordinated Notes Due 2008                                            $       125,000    $       125,000
9% Series B Senior Subordinated Notes Due 2008                                            75,000                  -
Discount on 9% Series B Senior Subordinated Notes Due 2008                                (6,348)                 -
Senior bank loan                                                                         120,870             74,000
                                                                                 ---------------    ---------------
          Total long-term debt                                                   $       314,522    $       199,000
                                                                                 ===============    ===============

     On August 15, 2001 in a private Rule 144A sale, the Company issued $75 million of Series B Senior Subordinated Notes due 2008 at 91.371% of their face amount. The notes were issued under a separate indenture but on terms substantially identical to the Company's existing 9% Senior Subordinated Notes due 2008. The net proceeds of $65.9 million were used to reduce the Company's existing bank debt.

     The Company's bank credit facility provides for a semi-annual redetermination of the borrowing base on April 1st and October 1st. At the October 1, 2001 redetermination, the Company's borrowing base was increased from $200 million to $220 million leaving the Company with a borrowing capacity of approximately $99 million as of September 30, 2001.

 4.  PRODUCT PRICE HEDGING CONTRACTS

     The Company enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future oil and natural gas

                            DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Budget-related price floors

     In 2000, the Company acquired floors on 2001 production consisting of a $22.00 floor on 12,800 Bbls/d and a $2.80 floor on 37,500 MMBtu/d for an aggregate cost of $2.6 million, which together cover approximately 75% of the Company's anticipated production, excluding the anticipated production from the acquisitions made in the fourth quarter of 2000 and the Matrix acquisition. During July 2001, the Company acquired a $21.00 floor on 10,000 Bbls/d for 2002 production at an aggregate cost of approximately $4.7 million. This price floor covers approximately 50% of the anticipated oil production for 2002.

Acquisition-related price floors

     For the properties acquired in the fourth quarter of 2000, the Company purchased puts or floors at the time of acquisition for nearly all of the anticipated proven natural gas production from these properties for 2001 and 2002. These floors were purchased at a total cost of $2.5 million and have varying volume and price floors each quarter for 2001 and 2002. For the Matrix properties acquired in July 2001 (see also Note 6), the Company has protected its investment with the purchase of price floors covering nearly all of the forecasted proven natural gas production through December 2003, with a minimum price of $4.25 per MMBtu for July 2001 through December 2002 and $3.75 per MMBtu for all of 2003. The Company paid a total of $18.0 million for these price floors.

     The following table lists all of the individual floors in place as of September 30, 2001.


                      Volume       Floor                                           Volume     Floor
           Period     Per Day      Price                              Period      Per Day     Price
        -----------------------------------                       ------------------------------------

 Oil Price Floors (Bbls/d):                                  Gas Price Floors (MMBtu/d):
           2001          12,800      $22.00                        Q1 - 2002          5,269      $3.65
           2002          10,000      $21.00                        Q1 - 2002          6,700      $3.07
                                                                   Q2 - 2002          3,775      $3.40
 Gas Price Floors (MMBtu/d):                                       Q2 - 2002          4,400      $3.04
           2001          37,500       $2.80                        Q3 - 2002          2,873      $3.38
           2001          44,000       $4.25                        Q3 - 2002          3,500      $2.99
                                                                   Q4 - 2002          2,500      $2.93
         Q4 - 2001        7,875       $3.56                        Q4 - 2002          2,135      $3.38
         Q4 - 2001       10,400       $2.94
                                                                       2002          41,000      $4.25
                                                                       2003          33,000      $3.75

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. The change in the fair value of the derivative contracts is to be recognized either currently in earnings or as accumulated other comprehensive income (equity) depending on whether specific hedge criteria are met. Upon adoption, the Company recorded a $1.6 million increase in assets for the fair value of the Company's floors in place, with a corresponding increase to accumulated other comprehensive income of approximately $1.0 million, after tax, for the transition adjustment as of January 1, 2001.

                            DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     At September 30, 2001, the fair value of the Company's derivative contracts was approximately $50.5 million, an increase of approximately $13.1 million over their fair value at June 30, 2001, due primarily to the reduced price of natural gas futures during the quarter and additional floors purchased for approximately $4.7 million during the third quarter. This increase in fair value, net of related income taxes, resulted in an increase to other comprehensive income of approximately $8.3 million in accordance with the requirements of SFAS No. 133. Approximately $12.9 million of the $18.0 million in accumulated other comprehensive income as of September 30, 2001 relates to contracts that will expire within the next twelve months and will be reclassified out of other comprehensive income. During the third quarter and first nine months of 2001 the Company also reclassified approximately $78,000 and $934,000, respectively, out of other comprehensive income and into amortization of derivative contracts and other non-cash hedging adjustments in the condensed consolidated statements of operations relating to the adjustment made at January 1, 2001 as part of the adoption of SFAS No. 133. In addition, the Company expensed approximately $2.1 million and $3.2 million during the three and nine months ended September 30, 2001 relating to the amortization of the cost of the price floors.

     During the third quarter of 2001, the Company began reporting its cash receipts from its hedges as a separate line item on the income statement, gain
(loss) on settlements of derivative contracts, and included such gain as an adjustment to its reported oil and natural gas unit prices, a methodology that is more consistent with the manner that hedging gains and losses were reported in prior years. During the three months ended September 30, 2001, the Company received a total of $7.2 million in cash payments from its natural gas price floors, resulting in an increase of $0.72 per Mcf. During the nine months ended September 30, 2001, the Company received a total of $7.8 million in cash payments from its natural gas price floors, resulting in an increase of $0.36 per Mcf.

     During the first nine months of 2000 the Company had zero-cost collars in place that hedged 3,000 Bbls/d with a price floor of $14.00 per Bbl and a price ceiling of $18.05 per Bbl and a natural gas contract that hedged 24 million cubic feet of natural gas per day with a price floor of $1.90 per MMBtu and a price ceiling of $2.58 per MMBtu. In the third quarter of 2000 the Company paid approximately $3.7 million on its oil hedge contract, and $3.8 million on the natural gas hedge contract. Through the first nine months of 2000, the Company paid approximately $9.5 million on the oil hedge contract and $5.7 million on the natural gas hedge contract.

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

6.   ACQUISITION OF MATRIX OIL AND GAS, INC.

     On July 10, 2001, the Company completed the acquisition of Matrix Oil & Gas, Inc.("Matrix"), an independent oil and gas company based in Covington, Louisiana. Under the merger agreement, Denbury paid a total of approximately $159.0 million, comprised of $99.8 million (63%) in cash and $59.2 million (37%) in the form of 6.6 million shares of Denbury's common stock. The cash portion of the purchase was funded with available cash and borrowings of $95.0 million from Denbury's bank credit facility. The purchase price was allocated to the net

                            DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


assets acquired based on their estimated fair market values at the date of acquisition, including $30.0 million of the purchase price recorded as unevaluated property to reflect the significant probable and possible reserves identified. Such allocations are based on preliminary information and are subject to change when final valuations are obtained. The Company has protected its investment with the purchase of price floors covering nearly all of the forecasted proven natural gas production through December 2003, with a minimum price of $4.25 per MMBtu for July 2001 through December 2002 and $3.75 per MMBtu for all of 2003. The acquired operations of Matrix were reflected in the Company's financial statements beginning July 1, 2001.

     The following pro forma information shows the consolidated results of operations for the nine months ending September 30, 2001, based upon adjustments to the historical financial statements of the Company and the historical financial statements of Matrix to give effect to the acquisition by the Company as if such acquisition had occurred on January 1, 2001 (in thousands, except per share data):

       Operating revenues               $ 260,195
       Net income                          64,019

       Income per common share:
          Basic                         $    1.21
          Diluted                            1.19

7.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     As of August 2001, all of the Company's subordinated debt securities are fully and unconditionally guaranteed by Denbury Resources Inc.'s significant subsidiaries. Condensed consolidating financial information for Denbury Resources Inc.'s significant subsidiaries as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000 is as follows:

                     Condensed Consolidating Balance Sheets

                                                                September 30, 2001 (Unaudited)
                                                ---------------------------------------------------------------
                                                   Denbury                                          Denbury
                                                  Resources                                        Resources
                                                 Inc. (Parent      Guarantor                          Inc.
Amounts in thousands                             and Issuer)     Subsidiaries    Eliminations     Consolidated
                                                --------------   -------------   -------------   --------------
ASSETS
Current assets..................................$      113,946   $      15,798   $               $      129,744
Property and equipment (using full cost accounting)    423,578         206,891               -          630,469
Investment in subsidiaries (equity method)......       167,134               -        (167,134)               -
Other assets....................................        32,755           2,797               -           35,552
                                                --------------   -------------   -------------   --------------
     Total assets...............................$      737,413   $     225,486   $    (167,134)  $      795,765
                                                ==============   =============   =============   ==============

LIABILITIES AND STOCKHOLDERS'
     EQUITY
Current liabilities.............................$       73,882   $       4,435   $               $       78,317
Long-term liabilities...........................       308,090          53,917               -          362,007
Stockholders' equity............................       355,441         167,134        (167,134)         355,441
                                                --------------   -------------   -------------   --------------
     Total liabilities and stockholders' equity.$      737,413   $     225,486   $    (167,134)  $      795,765
                                                ==============   =============   =============   ==============

                            DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                       December 31, 2000
                                                ---------------------------------------------------------------
                                                   Denbury                                          Denbury
                                                  Resources                                        Resources
                                                 Inc. (Parent      Guarantor                          Inc.
Amounts in thousands                             and Issuer)     Subsidiaries     Eliminations    Consolidated
                                                --------------   -------------   --------------  --------------
ASSETS
Current assets..................................$       89,235   $       8,755   $            -  $       97,990
Property and equipment (using full cost accounting)    307,514               -                -         307,514
Investment in subsidiaries (equity method)......         5,671               -           (5,671)              -
Other assets....................................        51,080             795                -          51,875
                                                --------------   -------------   --------------  --------------
     Total assets...............................$      453,500   $       9,550   $       (5,671) $      457,379
                                                ==============   =============   ==============  ==============

LIABILITIES AND STOCKHOLDERS'
     EQUITY
Current liabilities.............................$       34,907   $       3,879   $            -  $       38,786
Long-term liabilities...........................       202,428               -                -         202,428
Stockholders' equity............................       216,165           5,671           (5,671)        216,165
                                                --------------   -------------   --------------  --------------
     Total liabilities and stockholders' equity $      453,500   $       9,550   $       (5,671) $      457,379
                                                ==============   =============   ==============  ==============

                Condensed Consolidating Statements of Operations

                                                     Three Months Ended September 30, 2001 (Unaudited)
                                             ------------------------------------------------------------------
                                                 Denbury                                            Denbury
                                                Resources                                          Resources
                                              Inc. (Parent       Guarantor                            Inc.
Amounts in thousands                           and Issuer)      Subsidiaries      Eliminations    Consolidated
                                             ---------------   --------------    --------------  --------------
Revenues.....................................$        61,191   $       13,127    $            -  $       74,318
Expenses.....................................         42,931            9,247                 -          52,178
                                             ---------------   --------------    --------------  --------------
Income before the following:                          18,260            3,880                 -          22,140
     Equity in net earnings of subsidiaries..          2,804                -            (2,804)              -
                                             ---------------   --------------    --------------  --------------
Income (loss) before income taxes............         21,064            3,880            (2,804)         22,140
Income tax provision.........................          7,116            1,076                 -           8,192
                                             ---------------   --------------    --------------  --------------
Net income (loss)............................$        13,948   $        2,804    $       (2,804) $       13,948
                                             ===============   ==============    ==============  ==============

                                                     Three Months Ended September 30, 2000 (Unaudited)
                                             ------------------------------------------------------------------
                                                 Denbury                                            Denbury
                                                Resources                                          Resources
                                              Inc. (Parent       Guarantor                            Inc.
Amounts in thousands                           and Issuer)      Subsidiaries     Eliminations     Consolidated
                                             ---------------   --------------   ---------------  --------------
Revenues.....................................$        44,345   $          404   $             -  $       44,749
Expenses.....................................         25,671              (42)                -          25,629
                                             ---------------   --------------   ---------------  --------------
Income before the following:                          18,674              446                 -          19,120
     Equity in net earnings of subsidiaries..            446                -              (446)              -
                                             ---------------   --------------   ---------------  --------------
Income before income taxes...................         19,120              446              (446)         19,120
Provision for income taxes...................             81                -                 -              81
                                             ---------------   --------------   ---------------  --------------
Net Income (loss)............................$        19,039   $          446   $          (446) $       19,039
                                             ===============   ==============   ===============  ==============

                            DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                      Nine Months Ended September 30, 2001 (Unaudited)
                                             ------------------------------------------------------------------
                                                 Denbury                                            Denbury
                                              Resources Inc.                                       Resources
                                               (Parent and        Guarantor                           Inc.
Amounts in thousands                             Issuer)         Subsidiaries     Eliminations    Consolidated
                                             ----------------   --------------   --------------  --------------
Revenues.....................................$        208,142   $       12,763   $            -  $      220,905
Expenses.....................................         116,426            9,196                -         125,622
                                             ----------------   --------------   --------------  --------------
Income before the following:                           91,716            3,567                -          95,283
     Equity in net earnings of subsidiaries..           2,491                -           (2,491)              -
                                             ----------------   --------------   --------------  --------------
Income (loss) before income taxes............          94,207            3,567           (2,491)         95,283
Income tax provision.........................          34,179            1,076                -          35,255
                                             ----------------   --------------   --------------  --------------
Net income (loss)............................$         60,028   $        2,491   $       (2,491) $       60,028
                                             ================   ==============   ==============  ==============

                                                      Nine Months Ended September 30, 2000 (Unaudited)
                                             ------------------------------------------------------------------
                                                  Denbury                                           Denbury
                                              Resources Inc.                                       Resources
                                                (Parent and       Guarantor                           Inc.
Amounts in thousands                              Issuer)        Subsidiaries     Eliminations    Consolidated
                                             -----------------  --------------   --------------  --------------
Revenues.....................................$        117,274   $          792   $            -  $      118,066
Expenses.....................................          73,842              (54)               -          73,788
                                             -----------------  --------------   --------------  --------------
Income before the following:                           43,432              846                -          44,278
     Equity in net earnings of subsidiaries..             846                -             (846)              -
                                             -----------------  --------------   --------------  --------------
Income (loss) before income taxes............          44,278              846             (846)         44,278
Income tax provision.........................             121                -                -             121
                                             -----------------  --------------   --------------  --------------
Net income (loss)............................$         44,157   $          846   $         (846) $       44,157
                                             =================  ==============   ==============  ==============

                Condensed Consolidating Statements of Cash Flows

                                                      Nine Months Ended September 30, 2001 (Unaudited)
                                             ------------------------------------------------------------------

                                                  Denbury                                           Denbury
                                              Resources Inc.                                       Resources
                                                (Parent and       Guarantor                           Inc.
Amounts in thousands                              Issuer)        Subsidiaries     Eliminations    Consolidated
                                             -----------------  --------------   --------------  --------------
Cash flow from operations....................$         127,566  $       14,506   $            -  $      142,072
Cash flow from investing activities..........         (249,293)         (5,982)               -        (255,275)
Cash flow from financing activities..........          114,647               -                -         114,647
                                             -----------------  --------------   --------------  --------------
Net increase (decrease) in cash flow.........           (7,080)          8,524                -           1,444
Cash, beginning of period....................           22,286               7                -          22,293
                                             -----------------  --------------   --------------  --------------
Cash, end of period..........................$          15,206  $        8,531   $            -  $       23,737
                                             =================  ==============   ==============  ==============

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                      Nine Months Ended September 30, 2000 (Unaudited)
                                             ------------------------------------------------------------------
                                                  Denbury                                           Denbury
                                              Resources Inc.                                       Resources
                                                (Parent and       Guarantor                           Inc.
Amounts in thousands                              Issuer)        Subsidiaries     Eliminations    Consolidated
                                             -----------------  --------------   --------------  --------------
Cash flow from operations....................$          71,640  $       (1,960)  $            -  $       69,680
Cash flow from investing activities..........          (61,586)            (33)               -         (61,619)
Cash flow from financing activities..........           (5,629)              -                -          (5,629)
                                             -----------------  --------------   --------------  --------------
Net increase (decrease) in cash flow.........            4,425          (1,993)               -           2,432
Cash, beginning of period....................            9,737           2,031                -          11,768
                                             -----------------  --------------   --------------  --------------
Cash, end of period..........................$          14,162  $           38   $            -  $       14,200
                                             =================  ==============   ==============  ==============

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

     Denbury is a growing independent oil and natural gas company engaged in acquisition, development and exploration activities in the U.S. Gulf Coast region. The Company has significant reserves and production in Mississippi, where it is the largest oil and natural gas producer, in onshore Louisiana and in the offshore Gulf of Mexico. The Company increases the value of acquired properties in its core areas through a combination of exploitation, drilling and proven engineering extraction processes.

2001 ACQUISITIONS

                               Matrix Acquisition

     The third quarter of 2001 results include for the first time the operations of Matrix Oil & Gas, Inc. ("Matrix"), an independent oil and gas company based in Covington, Louisiana (the "Matrix Acquisition") acquired by the Company on July 10, 2001. Matrix primarily focuses on the offshore Gulf of Mexico, with an interest in 19 offshore blocks and two onshore fields. The top five Matrix fields make up 93% of its proved reserves and 88% of its current production. At June 30, 2001, based on a report prepared by DeGolyer and MacNaughton, Matrix had estimated proved reserves of 11.9 MMBOE (71.6 Bcfe), 92% of which was natural gas and 78% of which was proved developed.

     Under the merger agreement with Matrix, the Company paid approximately $159 million, comprised of $99.8 million (63%) in cash and $59.2 million (37%) in the form of 6.6 million shares of Denbury's common stock. The cash portion of the purchase was funded with available cash and $95.0 million of debt from the Company's bank credit facility. The Company has recorded $30.0 million of the purchase price as unevaluated property costs to reflect the significant probable and possible reserves identified, resulting in an adjusted purchase price of approximately $1.80 per Mcfe. The Company has protected its investment with the purchase of price floors, or puts, covering nearly all of Matrix's forecasted proven natural gas production through December 2003, with a minimum price of $4.25 per MMBtu from July 2001 through December 2002 and $3.75 per MMBtu for all of 2003. With these floors, the Company should receive at least $143.0 million of revenue from these properties from July 2001 through December 2003, assuming production at forecasted levels. The Company paid a total of $18.0 million for these price floors and has received $6.5 million in cash payments on these contracts through September 2001. The price floors had a market value as of September 30, 2001 of $39.4 million.

                           Carbon Dioxide Acquisition

     In February 2001, the Company acquired carbon dioxide ("CO2") reserves, production and associated assets from a unit of Airgas, Inc. for $42.0 million (the "CO2 Acquisition"). This acquisition included ten producing CO2 wells and production facilities located near Jackson, Mississippi, and a 183-mile, 20-inch pipeline that is currently transporting CO2 to the Company's tertiary recovery operation at Little Creek Field, as well as to other commercial users. The Company acquired nearly 100% of the working interest in the producing CO2 wells and operates the properties. As of June 30, 2001, based on a report prepared by DeGolyer and MacNaughton, the Company estimates that these wells had approximately 652 billion cubic feet of usable CO2 reserves. Production during the third quarter of 2001 averaged approximately 92 million cubic feet of CO2 per day, of which about 49 million cubic feet per day was used for injection at the Company's Little Creek Field and the remainder of about 43 million cubic feet per day was sold under long-term contracts to commercial CO2 users.

                            DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company estimates that the CO2 production capacity of the acquired wells is approximately 110 million cubic feet of CO2 per day and estimates that it could be increased to about 250 million cubic feet of CO2 per day by adding compression facilities. An associated pipeline purchased in the acquisition is capable of transporting over 400 million cubic feet of CO2 per day. This acquisition assures that CO2 will be available when needed at a reasonable and predictable cost and affords the Company the ability to expand its operations at Little Creek Field and elsewhere in Mississippi. Ownership of these CO2 reserves also provides a significant strategic advantage in the acquisition of other properties in Mississippi that could be further exploited through tertiary recovery.

CAPITAL RESOURCES AND LIQUIDITY

     While high oil and natural gas prices early in 2001 have lead to higher overall prices for the first nine months of 2001 compared to that same period a year earlier, the effect of falling prices during 2001 is visible in the comparative third quarters, as third quarter 2001 prices per BOE (excluding the effect of hedges) were 26% lower than in the third quarter of 2000. As more fully described under "Results of Operations" below, the Company's results of operations, cash flows and financial position improved significantly during the first nine months of 2001, as compared to the comparable period of 2000, as a result of increased production and the higher commodity prices, particularly natural gas prices. The Company's pre-tax results of operations and cash flow also improved between the respective third quarters due to higher production, the Matrix acquisition and cash receipts from the Company's price floors, even though the commodity prices decreased between the two quarterly periods.

     Oil and natural gas revenues increased $28.7 million between the respective third quarters. The overall increase in production volumes contributed $36.8 million or 128% of the increase, the incremental cash receipts from derivative contracts contributed $14.8 million or 52% of the increase, and the decline in commodity prices reduced revenues by $22.9 million or a negative 80% of the increase. Between the respective nine month periods, oil and natural gas revenues increased $100.4 million. The overall increase in production volumes contributed $61.4 million or 61% of the increase, the incremental cash receipts from derivative contracts contributed $23.0 million or 23% of the increase, and the overall increase in commodity prices contributed $16.0 million or 16% of the increase.

     During the first nine months of 2001 the Company borrowed $126.0 million on its bank credit facility to partially fund three transactions: the Matrix acquisition ($95.0 million), one-half of the CO2 Acquisition ($21.0 million), and a portion ($10.0 million) of the $18.0 million purchase of price floors associated with the Matrix Acquisition. The Company began the year with an outstanding bank balance of $74.0 million, repaid $13.1 million of its bank borrowings in the first quarter of 2001 with excess cash flow generated from operations, and repaid $66.0 million in August 2001 with the net proceeds from the August 15, 2001 sale of Series B Senior Subordinated Notes due 2008 (see below), leaving a balance outstanding of $120.9 million as of September 30, 2001 ($131 million outstanding as of November 1, 2001). The Company's bank credit facility provides for a semi-annual redetermination of the borrowing base on April 1st and October 1st. At the October 1, 2001 redetermination, the Company's borrowing base was increased from $200 million to $220 million, to reflect the changes during the prior six months relating to the Matrix acquisition and the issuance of an additional $75 million of subordinated debt. As a result, the Company had approximately $99 million of borrowing capacity on its existing credit line as of September 30, 2001 ($89 million as of November 1, 2001). The next scheduled redetermination for the bank credit facility is April 1, 2002.

     On August 15, 2001, the Company closed a $75 million private Rule 144A sale of Series B Senior Subordinated Notes due 2008 sold at 91.371% of their face amount. The notes were issued under a separate indenture but on terms substantially identical to the Company's existing 9% Senior Subordinated Notes due 2008. The net proceeds of $65.9 million were used to reduce the Company's existing bank debt. On November 1, 2001, the Company began an offering to exchange these privately placed notes for a like principal amount of registered notes.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company anticipates that its available credit will be sufficient for the foreseeable future in order to continue its planned development and exploration program. Since 1999, the Company's policy has been to budget its development and exploration expenditures so that they are less than or equal to its cash flow from operations. The Company plans to continue this policy. The Company's primary use of debt, including bank debt, has been for acquisitions, or for temporary borrowings and repayments for working capital purposes. Although the Company has a significant inventory of development and exploration projects in-house, on a long-term basis the Company will need to make acquisitions in order to continue its growth and to replace its production. The Company's borrowing base is set by its banks at their sole discretion based on various factors, some of which are out of the Company's control. If the Company's borrowing base should be reduced in the future, the capital available to the Company may be limited. The lack of available capital or the inability of the Company to complete suitable acquisitions over an extended period of time could limit or even eliminate the Company's future growth.

     The Company's capital budget program for the full year 2001, excluding acquisitions, is budgeted at approximately $175.0 million and at $120.0 million for 2002. The Company's capital budget for 2002 was reduced from 2001 levels to reflect the lower anticipated commodity prices. If prices, and corresponding cash flow, should be higher than anticipated, the Company has several projects in inventory which could be added to the 2002 budget.

     The Company has purchased price floors that cover approximately 80% to 85% of its expected 2001 production and approximately 45% of its expected 2002 production (see "Market Risk Managment"). The Company entered into these price floors in order to protect the Company's cash flow so that a majority of the Company's capital program can be implemented and so that the Company may achieve a minimum rate of return on its recent acquisitions, provided that its other assumptions related to the acquisitions are correct. Although the level of the Company's projected cash flow is highly variable and difficult to predict due to the volatility in product prices, the success of its drilling and development projects and other factors, the Company expects that its cash flow from operations for 2001 and 2002 will exceed its capital development expenditures, with any excess cash flow used to reduce bank debt during the year, or to partially fund acquisitions.

SOURCES AND USES OF FUNDS

     During the first nine months of 2001, the Company spent approximately $113.6 million on oil and gas development and exploration expenditures and approximately $93.1 million on oil and gas property acquisitions, net of purchase price adjustments. In addition, the Company issued 6.6 million shares of Denbury's common stock with a value of $59.2 million as part of the Matrix acquisition. The oil and gas exploration and development expenditures included $78.4 million spent on drilling, $13.1 million on geological, geophysical and acreage expenditures and $22.1 million on workover costs. Also during the first nine months of 2001, the Company spent approximately $555,000 on CO2 development expenditures and $44.4 million on CO2 acquisitions. These expenditures were funded by cash flow from operations and bank debt.

     During the first nine months of 2000, the Company spent approximately $59.1 million on exploration and development expenditures and approximately $3.3 million on acquisitions. The exploration and development expenditures included approximately $30.4 million spent on drilling, $6.5 million on geological, geophysical and acreage expenditures and $22.2 million spent on workover costs. These expenditures were funded primarily by cash flow from operations.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's operating results for the third quarter and nine months ended September 30, 2001 improved significantly over the comparable prior year periods due to increased production and lower costs on a BOE basis as further set forth below. In addition, commodity prices for the comparable nine month periods were higher in 2001 than in 2000; conversely, when comparing the respective third quarters, commodity prices were lower in 2001 than 2000.

                                                                   Three Months Ended         Nine Months Ended
                                                                     September 30,              September 30,
--------------------------------------------------------------- ------------------------  -------------------------
                                                                      2001        2000         2001          2000
--------------------------------------------------------------- ------------ -----------  -----------   -----------
AVERAGE DAILY PRODUCTION VOLUME
     Bbls                                                             16,877      15,405       16,536        14,867
     Mcf                                                             109,406      30,885       80,268        29,324
     BOE(1)                                                           35,112      20,553       29,914        19,754

OPERATING REVENUES AND EXPENSES (THOUSANDS)
     Oil sales                                                  $     34,442 $    38,553  $   104,198   $   102,543
     Natural gas sales                                                31,112      13,038      104,794        29,076
     Gain (loss) on settlement of derivative contracts                 7,217      (7,538)       7,835       (15,179)
                                                                ------------ -----------  -----------   -----------
         Total oil and natural gas revenues                     $     72,771 $    44,053  $   216,827   $   116,440
                                                                ------------ -----------  -----------   -----------

     CO2 sales                                                  $      1,455 $         -  $     3,738   $         -
                                                                ------------ -----------  -----------   -----------

     Lease operating costs                                      $     15,191 $     9,737  $    40,244   $    27,873
     Production taxes                                                  2,772       2,059        7,746         5,370
     CO2 operating costs                                                 373           -          708             -
                                                                ------------ -----------  -----------   -----------
         Total production expenses                              $     18,336 $    11,796  $    48,698   $    33,243
                                                                ------------ -----------  -----------   -----------


UNIT PRICES-INCLUDING IMPACT OF HEDGES
     Oil price per barrel ("Bbl")                               $      22.18  $    24.57  $     23.08   $     22.83
     Gas price per thousand cubic feet ("Mcf")                          3.81        3.25         5.14          2.92

UNIT PRICES-EXCLUDING IMPACT OF HEDGES
     Oil price per Bbl                                          $      22.18  $    27.20  $     23.08   $     25.17
     Gas price per Mcf                                                  3.09        4.59         4.78          3.62

OIL AND GAS OPERATING REVENUES AND EXPENSES PER BOE (1)
     Oil and natural gas revenues                               $      22.53  $    23.30  $     26.55    $    21.51
                                                                ------------ ------------ ------------- ------------

     Oil and gas lease operating costs                          $       4.70  $     5.15  $      4.93    $     5.15
     Oil and gas production taxes                                       0.86        1.09         0.95          0.99
                                                                ------------ ------------ ------------- ------------
         Total oil and gas production expenses                  $       5.56  $     6.24  $      5.88    $     6.14
--------------------------------------------------------------- ------------ ------------ ------------- ------------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").

     PRODUCTION: In the third quarter of 2001, production averaged 35,112 BOE/d, a 71% increase from the third quarter of 2000 and a 26% increase from the second quarter of 2001 average of 27,902 BOE/d. Production for the nine months ended September 30, 2001 averaged 29,914 BOE/d, a 51% increase over the first nine

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

months of 2000. Approximately 6,700 BOE/d of the third quarter period over period increase was attributable to the acquisition of Matrix Oil & Gas, Inc. in July 2001, approximately 4,100 BOE/d attributable to the acquisition of Thornwell Field in the fourth quarter of 2000, and the balance of approximately 3,700 BOE/d a result of successful internal development at Thornwell, Lirette and Little Creek Fields, and the Company's offshore properties, partially offset by natural overall production declines. For the comparable nine month periods, the increases related to the same areas. The Matrix and Thornwell Field acquisitions were both predominately natural gas, contributing to a change in the overall mix of the Company's oil and natural gas production. For the third quarter of 2000, approximately 25% of the Company's production was natural gas as compared to a more balanced 52% in the third quarter of 2001.

     Production at Thornwell Field, acquired in the fourth quarter of 2000, averaged 4,380 BOE/d in the third quarter of 2001, a 14% increase over the second quarter of 2001 and the highest quarterly average to date. The increase was a result of successful development and exploration drilling in that field. Little Creek Field continued to respond to the fourth phase of tertiary recovery operations, resulting in an average rate of 2,317 BOE/d during the third quarter of 2001, an increase of 17% over production in the third quarter of 2000, and a slight increase over the second quarter of 2001 average. Little Creek continued to increase throughout the quarter, exiting the quarter at approximately 3,000 BOE/d. Production at Little Creek is expected to further increase during the next two years, peaking at estimated rates of 3,500 to 4,500 BOE/d in 2003.

     At Heidelberg Field, the Company's largest field, production averaged 7,876 BOE/d in the third quarter of 2001, a 3% increase over production in the third quarter of 2000 but slightly less than the average production during the second quarter of 2001. For the first nine months of 2001, production from the Heidelberg Field averaged 7,940 BOE/d, a 12% increase over production there during the first nine months of 2000. This increase is attributable to the Company's continued drilling program and waterflood response. The Company believes that production at Heidelberg Field has probably reached a plateau and does not expect any significant increases at this field in the near future.

     Production at Lirette Field averaged 2,394 BOE/d in the third quarter of 2001, an increase of 60% over the average BOE/d rate for the third quarter of 2000. For the first nine months of 2001, production at Lirette Field averaged 2,768 BOE/d, a 101% increase over production in the first nine months of 2000. The production increase at Lirette Field is primarily attributable to the discovery well, Leon Hebert Heirs #1, that commenced production in late September 2000.

     Production from the Company's offshore fields was 10,426 BOE/d in the third quarter of 2001, including 7,361 BOE/d from the Matrix properties, as compared to only 285 BOE/d for the third quarter of 2000 and 1,981 BOE/d in the second quarter of 2001. The Company began to focus on offshore properties during the second quarter of 2000 and has added new properties and wells since that time. During the first quarter of 2001, production commenced at three of the Company's offshore fields as a result of wells drilled at Main Pass, High Island 287 and High Island 521. Production commenced from five additional offshore wells late in the second quarter and early in the third quarter of 2001. The Matrix properties were added in July 2001.

     OIL AND NATURAL GAS REVENUES: Oil and natural gas revenues for the third quarter of 2001 increased 65% from the comparable quarter of 2000, and increased 86% when comparing the first nine month periods. Oil and natural gas revenues increased $28.7 million between the respective third quarters. The overall increase in production volumes contributed $36.8 million or 128% of the increase, the incremental cash receipts from derivative contracts contributed $14.8 million or 52% of the increase, and the decline in commodity prices reduced revenues by $22.9 million or a negative 80% of the increase. Between the respective nine month periods, oil and natural gas revenues increased $100.4 million. The overall increase in production volumes contributed $61.4 million or 61% of the increase, the incremental cash receipts from derivative contracts contributed $23.0 million or 23% of the increase, and the overall increase in commodity prices contributed $16.0 million or 16% of the increase.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company's realized unhedged natural gas prices for the third quarter averaged $3.09 per Mcf and for the first nine months of 2001 averaged $4.78 per Mcf, a decrease of 33% and an increase of 32% over the respective prior year periods. The Company's realized unhedged oil prices decreased in the third quarter and first nine months of 2001 from the comparable periods in 2000, by approximately 18% and 8%, respectively. Natural gas represented 52% of the Company's third quarter of 2001 production on a BOE basis, compared to 25% in the second quarter of 2000.

     During the third quarter of 2001, the Company began reporting its cash receipts from its hedges as a separate line item on the income statement, as gain (loss) on settlements of derivative contracts, and included such gain as an adjustment to its reported oil and natural gas unit prices, a methodology that is more consistent with the manner that hedging gains and losses were reported in prior years. During the three months ended September 30, 2001, the Company received a total of $7.2 million in cash payments from its natural gas price floors, resulting in an increase of our natural gas price of $0.72 per Mcf. During the nine months ended September 30, 2001, the Company received a total of $7.8 million in cash payments from its natural gas price floors, resulting in an increase of our natural gas price of $0.36 per Mcf.

     During the first nine months of 2000 the Company had zero-cost collars in place that hedged 3,000 Bbls/d with a price floor of $14.00 per Bbl and a price ceiling of $18.05 per Bbl and a natural gas contract that hedged 24 million cubic feet of natural gas per day with a price floor of $1.90 per MMBtu and a price ceiling of $2.58 per MMBtu. In the third quarter of 2000 the Company paid approximately $3.7 million on its oil hedge contract, and $3.8 million on the natural gas hedge contract, reducing its average oil price by $2.63 per Bbl and its average natural gas price by $1.34 per Mcf. Through the first nine months of 2000, the Company paid approximately $9.5 million on the oil hedge contract and $5.7 million on the natural gas hedge contract, reducing its average oil price by $2.34 per Bbl and its average natural gas price by $0.70 per Mcf.

     PRODUCTION EXPENSES: Oil and gas lease operating expenses decreased 9% on a BOE basis between the respective third quarters, and 4% between the respective first nine months, as a result of the general increases in production, the addition of the Matrix natural gas properties in July 2001 and additional savings resulting from the Company's ownership of CO2 purchased in February 2001. The acquired Matrix properties are predominately natural gas, which typically have a lower per unit operating cost than oil properties. Operating expenses per BOE averaged $3.50 for the Matrix properties in the third quarter of 2001, significantly less than the Company overall average of $4.70. The Company also realized approximately $900,000 of savings from its ownership of the CO2 properties (see below). Although expenses were lower on a per BOE basis between the third quarters of 2000 and 2001, lease operating expenses increased on a gross basis by $5.5 million, or 56%, and between the first nine months of 2000 and 2001 lease operating expenses increased by $12.4 million, or 44%.
Approximately $3.4 million of the third quarter of 2001 increase and $5.0 million of the first nine months of 2001 increase was related to fields that were acquired within the last year, including the Thornwell, Port Barre and Iberia Fields acquired in the fourth quarter of 2000, West Mallalieu and Olive Fields acquired in the second quarter of 2001, and the Matrix properties acquired in early July.

     Production taxes increased approximately $713,000 and $2.4 million between the third quarters of 2000 and 2001 and first nine months of 2000 and 2001, respectively, as a result of increased production and, for the nine month periods, higher oil and natural gas prices. On a per BOE basis, however, production taxes declined 21% between the comparable third quarter periods and 4% between the comparable nine month periods as a result of the addition of the Matrix properties, a portion of which are tax exempt due to their offshore location. In addition, lower commodity prices during the third quarter of 2001, as compared to the third quarter in 2000, further reduced production taxes per BOE during that period.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Production expenses were lowered by approximately $900,000 for the third quarter of 2001 and $2.0 million for the first nine months of 2001 as a result of the CO2 acquisition in February 2001, which lowered the cost of CO2 that the Company uses in its tertiary recovery operations at Little Creek Field. Prior to the acquisition, the Company was paying approximately $0.25 per thousand cubic feet for its CO2. Subsequent to the acquisition, the Company began allocating the operating expenses of its CO2 field and pipeline between the sales to commercial users and the CO2 used for its own account. This translates into an average operating cost of approximately $0.06 for each thousand cubic feet of CO2 produced during the first nine months of 2001. This resulted in a savings of approximately $0.19 per thousand cubic feet of CO2 used by the Company in its tertiary recovery operations. The estimated total cost per thousand cubic feet of CO2 to the Company is approximately $0.11, after inclusion of the depreciation and amortization expense for the first nine months of 2001.

     CO2 OPERATIONS: The Company's CO2 operations had net operating cash flow from sales of CO2 to other third parties of $1.1 million for the third quarter of 2001 and $3.0 million for the first nine months of 2001. During the first nine months of 2001, the Company used approximately 50% of the CO2 produced in its tertiary recovery operations and sold the remainder to other third parties for industrial use.

                       General and Administrative Expenses

     General and administrative ("G&A") expenses decreased on a per BOE basis between the respective quarters and nine month periods ended September 30, 2001 and 2000, but increased on a gross basis, all as set forth below:

                                                       Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
-----------------------------------------------    --------------------------        --------------------------
                                                       2001          2000               2001           2000
-----------------------------------------------    ------------   -----------        -----------    -----------
NET G&A EXPENSES (THOUSANDS)
     Gross G& A expenses                           $      8,875   $     6,152        $    23,818    $    18,164
     State franchise taxes                                  330           100                905            389
     Operator overhead charges                           (5,438)       (3,385)           (14,117)        (9,982)
     Capitalized exploration costs                         (918)         (807)            (2,777)        (2,347)
                                                   ------------   -----------        -----------    -----------
         Net G& A expenses                         $      2,849   $     2,060        $     7,829    $     6,224
                                                   ------------   -----------        -----------    -----------

Average G&A cost per BOE                           $       0.88   $      1.09        $      0.96    $      1.15

Employees as of September 30                                319           240                319            240
-----------------------------------------------    -------------  ------------       ------------   ------------

     Gross G&A expenses increased $2.7 million, or 44%, between the third quarters of 2001 and 2000 and $5.7 million, or 31%, between the first nine months of 2001 and 2000. The largest components of these increases were salaries, bonus accruals, and other related employee costs, which accounted for approximately $2.1 million of the increase between the respective quarters and $3.9 million of the increase between the respective nine month periods. The increase in employee costs is due to salary increases and employee related additions resulting from the Company's growth and the Matrix acquisition in July 2001. The increase in gross G&A is offset in part by an increase in operator

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

overhead recovery charges and capitalized exploration costs in 2001. The Company's well operating agreements allow the Company, when it is the operator, to charge a well with a specified overhead rate during the drilling phase and also charge a monthly fixed overhead rate for each producing well. As a result of the additional operated wells acquired in the Company's recent acquisitions and the new wells added as a result of increased drilling activity during the past year, the amount recovered by the Company as operator overhead charges increased by 61% between the third quarters of 2000 and 2001 and by 41% between the first nine months of 2000 and 2001. Capitalized exploration costs increased between the comparable periods in 2000 and 2001 along with the increase in gross G&A expenses. The net effect of the increase in gross G&A expenses, operator overhead charges and capitalized exploration costs was a 38% increase in net G&A expense between the third quarters of 2000 and 2001 and a 26% increase in net G&A expense between the first nine months of 2000 and 2001.

     On a BOE basis, G&A costs decreased 19% in the third quarter of 2001 as compared to the third quarter of 2000 and by 17% for the comparable nine month periods, due to a higher percentage increase in production than in net G&A expense.

                         Interest and Financing Expenses

                                                             Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
----------------------------------------------------    ----------------------------     --------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS                2001            2000             2001          2000
----------------------------------------------------    -------------    -----------     ------------   -----------
Interest expense                                        $       6,330    $     3,545     $     15,575   $    10,763
Non-cash interest expense                                        (344)          (234)            (892)         (690)
                                                        -------------    -----------     ------------   -----------
Cash interest expense                                           5,986          3,311           14,683        10,073
Interest and other income                                         (92)          (696)            (340)       (1,626)
                                                        -------------    -----------     ------------   -----------
       Net cash interest expense                        $       5,894    $     2,615     $     14,343   $     8,447
                                                        -------------    -----------     ------------   -----------

Average net cash interest expense per BOE               $        1.82    $      1.38     $       1.76   $      1.56

Average debt outstanding                                $     307,479    $   148,418     $    242,561   $   151,115
----------------------------------------------------    -------------    -----------     ------------   -----------

     Interest expense for the quarter and nine month periods ended September 30, 2001 increased from the comparable prior year periods primarily due to (i) higher average outstanding debt balances during 2001 following the CO2 and Matrix acquisitions in February 2001 and July 2001, respectively, and (ii) the August 2001 issuance of $75 million Series B Senior Subordinated Notes due 2008 which carries a higher interest rate than bank debt, offset in part by decreases throughout the year in interest rates on the Company's variable rate bank debt. During the first nine months of 2001 the Company borrowed $126.0 million on its bank credit facility to partially fund the Matrix Acquisition ($95.0 million), the CO2 Acquisition ($21.0 million) and to fund a portion ($10.0 million) of the $18.0 million purchase price of the price floors associated with the Matrix Acquisition. The Company repaid $13.1 million of its bank borrowings in the first quarter of 2001 with excess cash flow generated from operations, and repaid $66.0 million in August 2001 with the net proceeds from the issuance of Series B 9% Senior Subordinated Notes due 2008, which closed on August 15, 2001. These notes were issued at a discount with an estimated yield to maturity of 10-7/8%.

     During the first nine months of 2000, the Company's bank debt remained constant at $27.5 million for most of the period until late June when it repaid $4.0 million of bank debt and then paid down an additional $2.5 million in September 2000. The Company's $125 million of 9% Senior Subordinated Notes Due 2008 were outstanding during both 2000 and 2001. On a BOE basis, net cash interest expense increased by 32% between the third quarters of 2000 and 2001 and increased by 13% between the first nine months of 2000 and 2001, as the increased cost was partially offset by the significantly higher production rates.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Depletion, Depreciation and Site Restoration

                                                             Three Months Ended               Nine Months Ended
                                                               September 30,                    September 30,
------------------------------------------------------  ----------------------------      -------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS                  2001            2000             2001          2000
------------------------------------------------------  -------------    -----------      -----------   -----------
Depletion and depreciation                              $      21,509    $     7,786      $    45,507   $    22,322
Site restoration provision                                        819            160            1,154           417
Depreciation of other fixed assets                                366            282            1,026           819
                                                        -------------    -----------      -----------   -----------
     Total DD&A                                         $      22,694    $     8,228      $    47,687   $    23,558
                                                        -------------    -----------      -----------   -----------

Average DD&A cost per BOE                               $        7.03    $      4.35      $      5.84   $      4.35
------------------------------------------------------  -------------    -----------      -----------   -----------

     The Company's depletion, depreciation and amortization ("DD&A") rate on a BOE basis increased from $4.35 per BOE for the third quarter and first nine months of 2000 (and an annual average for 2000 of $4.62) to $5.15 per BOE for the first quarter of 2001. After preparation of the Company's June 30, 2001 reserve report and the reserve increases included therein, the Company lowered its DD&A rate for the second quarter of 2001 to $4.98 per BOE. In July 2001, the Company acquired Matrix Oil & Gas, Inc. and as a result, the third quarter 2001 DD&A rate increased to $7.03 per BOE ($5.84 per BOE for the first nine months of 2001).

                                  Income Taxes

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
-------------------------------------------------    -----------------------------      ---------------------------
Amounts in Thousands, Except Per BOE
Amounts and Tax Rates                                    2001             2000              2001           2000
-------------------------------------------------    ------------     ------------      ------------    -----------
Income tax provision (thousands)

   Current income tax expense (benefit)              $     (1,500)    $         81      $        900    $       121
   Deferred income tax expense                              9,692                -            34,355              -
                                                     ------------     ------------      ------------    -----------
        Total income tax expense                     $      8,192     $         81      $     35,255    $       121
                                                     ------------     ------------      ------------    -----------

Average income tax expense per BOE                   $       2.54     $       0.04      $       4.32    $      0.02

Effective tax rate                                             37%             0.4%               37%           0.3%
-------------------------------------------------    -------------    ------------      -------------   -----------

     The Company's tax provision for the third quarter and first nine months of 2001 was based on an estimated effective tax rate of 37%. For the third quarter and first nine months of 2000, the Company recorded only its estimated current alternative minimum tax as the Company's deferred tax asset was fully reserved and any deferred tax provision resulted in a corresponding offset to the valuation allowance. In the fourth quarter of 2000, the Company completely reversed the valuation allowance on its deferred tax assets based on its projections regarding taxable income and projected utilization of its deferred tax assets. As a result, for 2001 the Company is recording a full tax provision. The Company recorded a credit to its estimated current tax expense in the third quarter of 2001, as the Company's estimate for 2001 current taxes had decreased from prior estimates due to the decline in commodity prices during the year.

                              Results of Operations

     Primarily as a result of (i) the increased production in the third quarter and first nine months of 2001, (ii) higher prices in 2001 for the comparable nine month periods but lower prices for the comparable third quarters, and (iii) the recording of a full tax provision in 2001 but not in 2000, net income and cash flow from operations were affected as follows on both a gross and per share basis:

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                Three Months Ended           Nine Months Ended
                                                                  September 30,                September 30,
--------------------------------------------------------    --------------------------   --------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                  2001          2000          2001           2000
--------------------------------------------------------    ------------  ------------   -----------   ------------
Net income                                                  $     13,948  $     19,039   $    60,028   $     44,157
Net income per common share:

   Basic                                                    $       0.27  $       0.42   $      1.25   $       0.96
   Diluted                                                          0.26          0.41          1.22           0.96

Cash flow from operations (1)                               $     48,670  $     27,502   $   148,846   $     68,404
--------------------------------------------------------    ------------  ------------   -----------   ------------

(1) Represents cash flow provided by operations, exclusive of the net change in operating assets and liabilities.

     The following table summarizes the cash flow, DD&A and results of operations on a BOE basis for the comparative periods. Each of the individual components are discussed above.

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                 September 30,
                                                            ---------------------------     -----------------------
Per BOE Data                                                    2001           2000           2001         2000
--------------------------------------------------------    ------------    -----------     ---------   -----------
  Revenues                                                  $    20.29      $   27.28      $  25.59     $   24.31
  Gain (loss) on settlement of derivative contracts               2.23          (3.98)         0.96         (2.80)
  Lease operating costs                                          (4.70)         (5.15)        (4.93)        (5.15)
  Production taxes                                               (0.86)         (1.09)        (0.95)        (0.99)
--------------------------------------------------------    ------------    -----------     ---------   -----------
         Production netback                                      16.96          17.06         20.67         15.37
  Operating cash flow from CO2 operations                         0.34           -             0.37          -
  General and administrative expenses                            (0.88)         (1.09)        (0.96)        (1.15)
  Net cash interest expense                                      (1.82)         (1.38)        (1.76)        (1.56)
  Current income taxes and other                                  0.47          (0.04)        (0.10)        (0.02)
--------------------------------------------------------    ------------    -----------     ---------   -----------
         Cash flow from operations(1)                            15.07          14.55         18.22         12.64
  DD&A                                                           (7.03)         (4.35)        (5.84)        (4.35)
  Deferred income taxes                                          (3.00)          -            (4.21)         -
  Amortization of derivative contracts and other non-cash
       hedging adjustments                                       (0.61)          -            (0.71)         -
  Other non-cash items                                           (0.11)         (0.13)        (0.11)        (0.13)
--------------------------------------------------------    ------------    -----------     ---------   -----------
         Net income                                         $     4.32      $   10.07      $   7.35     $    8.16
--------------------------------------------------------    ------------    -----------     ---------   -----------

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

Budget-related price floors

     In 2000, the Company acquired floors on 2001 production consisting of a $22.00 floor on 12,800 Bbls/d and a $2.80 floor on 37,500 MMBtu/d for an aggregate cost of $2.6 million, which together cover approximately 75% of the Company's anticipated production, excluding the anticipated production from the acquisitions made in the fourth quarter of 2000 and the Matrix acquisition. During July 2001, the Company acquired a $21.00 floor on 10,000 Bbls/d for 2002 production at an aggregate cost of approximately $4.7 million. This price floor covers approximately 50% of the anticipated oil production for 2002.

Acquisition-related price floors

     For the properties acquired in the fourth quarter of 2000, the Company purchased puts or floors at the time of acquisition for nearly all of the anticipated proven natural gas production from these properties for 2001 and 2002. These floors were purchased at a total cost of $2.5 million and have varying volume and price floors each quarter for 2001 and 2002. For the Matrix properties acquired in July 2001 (see also "2001 Acquisitions" above), the Company has protected its investment with the purchase of price floors covering nearly all of the forecasted proven natural gas production through December
2003, with a minimum price of $4.25 per MMBtu for July 2001 through December 2002 and $3.75 per MMBtu for all of 2003. The Company paid a total of $18.0 million for these price floors.

     The following table lists all of the individual floors in place as of September 30, 2001.

                      Volume       Floor                                           Volume     Floor
           Period     Per Day      Price                              Period      Per Day     Price
        -----------------------------------                       -------------- ---------------------

 Oil Price Floors (Bbls/d):                                  Gas Price Floors    (MMBtu/d):
           2001          12,800      $22.00                        Q1 - 2002          5,269      $3.65
           2002          10,000      $21.00                        Q1 - 2002          6,700      $3.07
                                                                   Q2 - 2002          3,775      $3.40
 Gas Price Floors (MMBtu/d):                                       Q2 - 2002          4,400      $3.04
           2001          37,500       $2.80                        Q3 - 2002          2,873      $3.38
           2001          44,000       $4.25                        Q3 - 2002          3,500      $2.99
                                                                   Q4 - 2002          2,500      $2.93
         Q4 - 2001        7,875       $3.56                        Q4 - 2002          2,135      $3.38
         Q4 - 2001       10,400       $2.94
                                                                       2002          41,000      $4.25
                                                                       2003          33,000      $3.75

                            DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Matrix's assets acquired in the July 2001 Matrix Acquisition included delivery contracts with the various natural gas purchasers containing fixed prices and no-cost collars. The Company acquired delivery contracts with no-cost collars that are still in place and that cover a total of 6.0 MMcf/d through December 31, 2001. These collars have a weighted average ceiling price of approximately $4.82 per MMBtu and a weighted average floor price of approximately $6.66 per MMBtu.

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. The change in the fair value of the derivative contracts is to be recognized either currently in earnings or comprehensive income (equity) depending on whether specific hedge criteria are met. Upon adoption, the Company recorded a $1.6 million increase in assets for the fair value of the Company's floors in place, with a corresponding increase to comprehensive income of approximately $1.0 million, after tax, for the transition adjustment as of January 1, 2001.

     At September 30, 2001, the fair value of the Company's derivative contracts was approximately $50.5 million, an increase of approximately $13.1 million over their fair value at June 30, 2001, due primarily to reduced prices of natural gas futures during the quarter and additional floors purchased for approximately $4.7 million during the third quarter. This increase in fair value, net of related income taxes, resulted in an increase to other comprehensive income of approximately $8.3 million in accordance with the requirements of SFAS No. 133. Approximately $12.9 million of the $18.0 million in accumulated other comprehensive income as of September 30, 2001 relates to contracts that will expire within the next twelve months and will be reclassified out of other comprehensive income. During the third quarter and first nine months of 2001 the Company also reclassified approximately $78,000 and $934,000, respectively, out of other comprehensive income and into derivative contracts fair value loss in the condensed consolidated statements of operations relating to the adjustment made at January 1, 2001 as part of the adoption of SFAS No. 133. In addition, the Company expensed approximately $2.1 million and $3.2 million during the three and nine months ended September 30, 2001 relating to the amortization of the cost of the price floors.

     During the third quarter of 2001, the Company began reporting its cash receipts from its hedges as a separate line item on the income statement, as gain (loss) on settlements of derivative contracts, and included such gain or loss as an adjustment to its reported oil and natural gas unit prices, a methodology that is more consistent with the manner that hedging gains and losses were reported in prior years. During the three months ended September 30, 2001, the Company received a total of $7.2 million in cash payments from its natural gas price floors, resulting in an increase of our natural gas price of $0.72 per Mcf. During the nine months ended September 30, 2001, the Company received a total of $7.8 million in cash payments from its natural gas price floors, resulting in an increase of our natural gas price of $0.36 per Mcf.

     During the first nine months of 2000, the Company had zero-cost collars in place that hedged 3,000 Bbls/d with a price floor of $14.00 per Bbl and a price ceiling of $18.05 per Bbl and a natural gas contract that hedged 24 million cubic feet of natural gas per day with a price floor of $1.90 per MMBtu and a price ceiling of $2.58 per MMBtu. In the third quarter of 2000 the Company paid approximately $3.7 million on its oil hedge contract, and $3.8 million on the natural gas hedge contract, reducing its average oil price by $2.63 per Bbl and its average net natural gas price by $1.34 per Mcf. Through the first nine months of 2000, the Company paid approximately $9.5 million on the oil hedge contract and $5.7 million on the natural gas hedge contract, reducing its average oil price by $2.34 per Bbl and its average net natural gas price by $0.70 per Mcf.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Based on futures market prices at September 30, 2001, the Company would expect to receive approximately $39.4 million on its natural gas floor contracts through their expiration dates at the end of 2003 and nothing on its oil floor contracts. If the natural gas futures market prices were to decline by 10%, the amount expected to be received under the Company's natural gas floor contracts would increase to approximately $50.5 million, and if natural gas futures market prices were to increase by 10%, the amount expected to be received under the Company's natural gas floor contracts would decrease to approximately $28.7 million. If crude oil prices were to decrease by 10%, the Company would expect to receive approximately $1.3 million on its oil floor contracts through their expiration dates at the end of 2002.

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

                           Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

     On July 10, 2001, the Company closed its acquisition of Matrix Oil & Gas, Inc. ("Matrix"), an independent oil and gas company based in Covington, Louisiana. Under the merger agreement with Matrix, the Company paid approximately $159 million, comprised of $99.8 million (63%) in cash and $59.2 million (37%) in the form of 6,569,930 shares of Denbury's unregistered common stock. The common stock was issued pursuant to an exemption from registration under the Securities Act of 1933 contained in Section 4(2) thereof, as interpreted by Rule 506 and other related rules promulgated by the SEC. The shares were issued to the Matrix shareholders in exchange for their shares of Matrix common stock.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 6.  Exhibits and Reports on Form 8-K during the Third Quarter of 2001

     Exhibits:

         15* Letter from Independent Accountants as to unaudited interim financial information.

     * Filed herewith.

     Reports on Form 8-K:

     On July 24, 2001, the Company filed an amendment to its June 15, 2001 Current Report on Form 8-K that reported that Mr. Miller had joined the Company Board of Directors as a result of the acquisition of Matrix Oil & Gas, Inc., and included (i) the financial statements for Matrix Oil & Gas, Inc. for the year ended December 31, 2000 and three months ended March 31, 2001, (ii) pro forma results of operations for the Company for the year ended December 31, 2000 and three months ended March 31, 2001 as if the acquisition had occurred as of the beginning of each respective period, and (iii) a pro forma balance sheet as of March 31, 2001.

     On July 24, 2001, the Company filed a Current Report on Form 8-K that announced its private offering of $75 million of Senior Subordinated Notes.

     On August 9, 2001, the Company filed a Current Report on Form 8-K that announced the completion of its private offering of $75 million of 9% Senior Subordinated Notes due 2008.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DENBURY RESOURCES INC.
                                      (Registrant)



                                      By:  /s/Phil Rykhoek
                                           -------------------------------------
                                           Phil Rykhoek
                                           Chief Financial Officer

                                      By:  /s/ Mark C. Allen
                                           -------------------------------------
                                           Mark C. Allen
                                           Chief Accounting Officer & Controller
Date: November 14, 2001