Form 10-K
period 2001-12-31
DENBURY RESOURCES INC
filed 2002-03-25
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 2001 FORM 10-K
                                   (Mark One)
            |X| Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

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

                   Title of Each Class                             Name of Each Exchange on Which Registered
---------------------------------------------------------- ---------------------------------------------------------
Common Stock $.001 Par Value                                                New York Stock Exchange
========================================================== =========================================================

Securities registered pursuant to Section 12(g) of the Act:    None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X]    Yes            [ ]     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 2002, the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $185,463,000.

     The number of shares outstanding of the registrant's Common Stock as of March 15, 2002, was 53,008,246.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                                    Incorporated as to
1. Notice and Proxy Statement for the Annual Meeting of                     1.  Part III, Items 10, 11, 12, and 13
   Shareholders to be held May 22, 2002.
2. Annual Report to Shareholders for the year ended                        2.  Part 1, Item 1 and Part II, Items 5, 6, 7, 8
   December 31, 2001.

                             Denbury Resources Inc.
                         2001 Annual Report on Form 10-K
                                Table of Contents



Item                                                                                               Page
                                     PART I

1.               Business...........................................................................  3
2.               Properties......................................................................... 10
3.               Legal Proceedings.................................................................. 10
4.               Submission of Matters to a Vote of Security Holders................................ 11

                                     PART II

5.               Market for the Common Stock and Related Matters.................................... 11
6.               Selected Financial Data............................................................ 11
7.               Management's Discussion and Analysis of Financial Condition and
                       Results of Operations........................................................ 11
7A.              Quantitative and Qualitative Disclosures About Market Risk......................... 11
8.               Financial Statements and Supplementary Data........................................ 11
9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................................... 12

                                    PART III

10.              Directors and Executive Officers of the Company.................................... 12
11.              Executive Compensation ............................................................ 12
12.              Security Ownership of Certain Beneficial Owners and Management..................... 12
13.              Certain Relationships and Related Transactions..................................... 12

                                     PART IV

14.              Exhibits, Financial Statement Schedules and Reports on Form 8-K.................... 13

                                     PART I

Item 1. Business

The Company

     Denbury Resources Inc. ("Denbury" or the "Company") is a Delaware corporation, organized under Delaware General Corporation Law, engaged in the acquisition, development, operation and exploration of oil and gas properties in the Gulf Coast region of the United States, primarily in Louisiana and Mississippi. Denbury's corporate headquarters is located at 5100 Tennyson Parkway, Suite 3000, Plano, Texas 75024, and its phone number is 972-673-2000. At December 31, 2001, the Company had 320 employees, 211 of which were employed in field operations or at the field offices.

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

     The Company has three active wholly owned subsidiaries, Denbury Marine, L.L.C., Denbury Energy Services, Inc. and Denbury Offshore, Inc.

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

Acquisitions

     Information as to recent acquisitions by the Company is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - 2001 Acquisitions," appearing on pages 29 through 30 of the Annual Report and under Note 2, "Acquisitions," of the Consolidated Financial Statements. Such information is incorporated herein by reference.

Oil and Gas Operations

     Information regarding selected operating data and a discussion of the Company's significant operating areas and the primary properties within those three areas are set forth under "Selected Operating Data," appearing on pages 8 through 11 of the Annual Report, and the Operations Sections appearing on pages 14 through 25 of the Annual Report. Such information is incorporated herein by reference.

Oil and Gas Acreage, Productive Wells, Drilling Activity

     Information regarding oil and gas acreage, productive wells and drilling activity are set forth under "Selected Operating Data," appearing on page 11 of the Annual Report.

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

Production

     Information regarding average production rates, unit sale prices and unit costs per BOE are set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 36 through 39 of the Annual Report.

Geographic Segments

     All of the Company's operations are in the United States.

Significant Oil and Gas Purchasers and Product Marketing

     Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. The loss of any purchaser would not be expected to have a material adverse effect upon the Company. For the year ended December 31, 2001, the Company sold 10% or more of its net production of oil and gas to the following purchasers: Conoco 14%, Hunt Refining 13%, EOTT Energy 12% and Dynegy 12%.

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

Oil Marketing

     Denbury markets its oil to a variety of purchasers, many of which are large, established companies. The oil is generally sold under a short-term contract with the sales price based on an applicable posted price, plus a negotiated premium or the NYMEX price less a discount. This price is determined on a well-by-well basis and the purchaser generally takes delivery at the wellhead. Mississippi oil, which accounted for approximately 86% of the Company's oil production in 2001, is primarily light to medium sour crude and sells at a significant discount to the NYMEX price. This discount ranged by field from approximately $0.22 to $9.62 per Bbl in 2001 and the average discount for the Company's Mississippi oil production was approximately $4.78 per Bbl in 2001. The balance of the oil production, Louisiana oil, is primarily light sweet crude, which typically sells at a small discount to NYMEX.

Natural Gas Marketing

     Virtually all of Denbury's natural gas production is close to existing pipelines and consequently, the Company generally has a variety of options to market its natural gas. The Company sells the majority of its natural gas on one year contracts with prices fluctuating month-to-month based on published pipeline indices with slight premiums or discounts to the index.

Product Price Derivative Hedging Contracts

     The Company enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future oil and natural gas production. Information as to these activities is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management," appearing on pages 44 through 48 of the Annual Report and under Note 7, "Derivative Hedging Contracts," of the Consolidated Financial Statements. Such information is incorporated herein by reference.

Operating Environment

Oil and Natural Gas Price Volatility

     The Company's future financial condition, results of operations and the carrying value of our oil and natural gas properties depends primarily upon the prices the Company receives for its oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future. This price volatility also affects the amount of cash flow available to the Company for capital expenditures and the Company's ability to borrow money or raise additional capital. The amount the Company can borrow or have outstanding under its bank credit facility is subject to semi-annual redeterminations based on current prices at the time of redetermination. In the short-term, the Company's production is balanced between oil and natural gas, but longer-term, oil prices are likely to have a greater impact on the Company because 70% of the Company's reserves are oil.

     Over the last three years oil prices have gone from near historic low prices to higher prices not experienced for at least ten years. At the end of 1998, NYMEX oil prices were at historic lows of approximately $12.00 per Bbl, but during 1999 and 2000 NYMEX oil prices increased to an average of approximately $19.30 and $30.25 per Bbl, respectively. During 2001, NYMEX oil prices declined to an average of approximately $26.00 per Bbl and were at $19.84 per Bbl at the end of 2001. Natural gas prices have experienced even more volatility over the same three year period. During 1999 natural gas prices averaged approximately $2.35 per Mcf and increased to an average of approximately $3.90 per Mcf during 2000, primarily due to low storage levels. At December 31, 2000, NYMEX natural gas prices were almost $10.00 per Mcf but declined steadily during 2001 as supplies of natural gas increased. As of year-end 2001, natural gas prices had declined to $2.57 per Mcf.

     The prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

     o relatively minor changes in the supply of and demand for oil and natural gas;

     o    weather conditions;

     o    market uncertainty;

     o    domestic and foreign governmental regulations and taxes;

     o    the availability and cost of alternative fuel sources;

     o    the domestic and foreign supply of oil and natural gas;

     o    the price of foreign oil and natural gas;

     o the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

     o political conditions in oil and natural gas producing regions, including the Middle East; and

     o    overall economic conditions.

     These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves. Further, oil and natural gas prices do not necessarily move in tandem.

Oil and Natural Gas Drilling and Producing Operations

     Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of our investment in such wells. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting drilling, operating and other costs. The seismic data and other technologies used by the Company do not provide conclusive knowledge, prior to drilling a well, that oil or natural gas is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Further, the Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

     o    unexpected drilling conditions;

     o    title problems;

     o    pressure or irregularities in formations;

     o    equipment failures or accidents;

     o    adverse weather conditions;

     o    compliance with environmental and other governmental requirements; and

     o cost of, or shortages or delays in the availability of, drilling rigs, equipment and services.

     The Company's operations are subject to all the risks normally incident to the operation and development of oil and natural gas properties and the drilling of oil and natural gas wells, including encountering well blowouts, cratering and explosions, pipe failure, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, release of contaminants into the environment and other environmental hazards and risks.

     In accordance with industry practice, the Company maintains insurance against some, but not all, of the risks described above in an amount the Company believes to be adequate. However, the nature of these risks is such that some liabilities could exceed the Company's policy limits, or, as in the case of environmental fines and penalties, cannot be insured. The Company could incur significant costs that could have a material adverse effect upon its financial condition due to these risks.

Future Performance and Acquisitions

     Unless the Company can successfully replace the reserves that we produce, the Company's reserves will decline, resulting eventually in a decrease in oil and natural gas production and lower revenues and cash flows from operations. The Company has historically replaced reserves through both drilling and acquisitions. In the future the Company may not be able to continue to replace reserves at acceptable costs. The business of exploring for, developing or acquiring reserves is capital intensive. The Company may not be able to make the necessary capital investment to maintain or expand its oil and natural gas reserves if cash flows from operations are reduced, due to lower oil or natural gas prices or otherwise, or if external sources of capital become limited or unavailable. If the Company does not continue to make significant capital expenditures, or if outside capital resources become limited, the Company may not be able to maintain its growth rate. In addition, the Company's drilling activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reserves will be encountered. Exploratory drilling involves more risk than development drilling because exploratory drilling is designed to test formations for which proved reserves have not been discovered.

     The Company is continually identifying and evaluating acquisition opportunities, such as our recently completed Matrix acquisition, which substantially increased our offshore operations. However, the magnitude of an acquisition such as Matrix, together with the inherent difficulty in evaluating the acquired properties and forecasting reserves, may result in the Company's inability to achieve or maintain targeted production levels. In that case, the Company's ability to realize the total economic benefit from the acquisition may be reduced or eliminated. There can be no assurance that the Company will successfully consummate any future acquisitions or that such acquisitions of oil and natural gas properties will contain economically recoverable reserves or that any future acquisition will be profitably integrated into the Company's operations.

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

Environmental Regulations

     Public interest in the protection of the environment has increased dramatically in recent years. In addition, over the last two years the Company has acquired significant assets offshore in the Gulf of Mexico which are regulated by the Minerals Management Service of the U.S. Department of the Interior. The Company's oil and natural gas production and saltwater disposal operations and our processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials are subject to stringent regulation. The Company could incur significant costs, including cleanup costs resulting from a release of hazardous material, third-party claims for property damage and personal injuries fines and sanctions, as a result of any violations or liabilities under environmental or other laws. Changes in or more stringent enforcement of environmental laws could also result in additional operating costs and capital expenditures.

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

Estimated Net Quantities of Proved Oil and Gas Reserves and Present Value of Estimated Future Net Revenues

     Estimates of net proved oil and gas reserves as of December 31, 2001 and 2000 have been prepared by DeGolyer and MacNaughton, and the estimates as of December 31, 1999 were prepared by Netherland, Sewell and Associates, Inc., both independent petroleum engineers located in Dallas, Texas. See Note 11,
"Supplemental Oil and Natural Gas Disclosures," of the Consolidated Financial Statements and pages 9 and 10 of the Annual Report for disclosure of reserve data. Such information is incorporated herein by reference.

     There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond our control. The reserve data included herein represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and judgment. As a result, estimates of different engineers often vary. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, and are inherently imprecise. Actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from the Company's estimates. Such variations may be significant and could materially affect estimated quantities and the present value of the Company's proved reserves. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which the Company or the oil and natural gas industry in general are subject.

     You should not assume that the present values referred to herein represent the current market value of our estimated oil and natural gas reserves. In accordance with requirements of the SEC, the estimates of present values are based on prices and costs as of the date of the estimates. Actual future prices and costs may be materially higher or lower than the prices and cost as of the date of the estimate.

     Quantities of proved reserves are estimated based on economic conditions, including oil and natural gas prices in existence at the date of assessment. The Company's reserves and future cash flows may be subject to revisions based upon changes in economic conditions, including oil and natural gas prices, as well as due to production results, results of future development, operating and development costs and other factors. Downward revisions of the Company's reserves could have an adverse affect on its financial condition and operating results.

Item 2.  Properties

     See Item 1. Business - "Oil and Gas Operations." The Company also has various operating leases for rental of office space, office equipment, and vehicles. See Note 9, "Commitments and Contingencies," of the Consolidated Financial Statements for the future minimum rental payments. Such information is incorporated herein by reference.

Item 3.  Legal Proceedings

     In the opinion of management, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. However, due to the nature of its business, certain legal or administrative proceedings arise from time to time in the ordinary course of its business. See Note 9, "Commitments and Contingencies," of the Consolidated Financial Statements for further disclosure regarding legal proceedings and contingencies. Such information is included herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted for a vote of security holders during the fourth quarter of 2001.

                                     PART II

Item 5.  Market for the Common Stock and Related Matters

     Information as to the markets in which the Company's common stock is traded, the quarterly high and low prices for such stock during the last two years, the restriction on the payment of dividends with respect to the common stock, and the approximate number of stockholders of record at February 1, 2002, is set forth under "Common Stock Trading Summary" appearing on page 81 of the Annual Report. Such information is incorporated herein by reference.

     Affiliates of the Texas Pacific Group beneficially own approximately 52% of the Company's outstanding common stock and their representatives hold four of nine seats on the Company's board of directors. As a result of its ownership, the Texas Pacific Group has the effective ability to elect all directors of the Company and to control its business and affairs, including decisions with respect to the acquisition or disposition of assets, the future issuance of our common stock or other securities, dividend policy and decisions with respect to the Company's drilling, operating and acquisition expenditure plans. Although the Company's articles of incorporation require a two-thirds majority vote by the board of directors on most significant transactions, such as significant asset purchases and sales, issuances of equity and debt, changes in the board of directors and other matters, there is no agreement that would prevent the Texas Pacific Group from replacing all directors of the Company by calling a meeting of the Company's shareholders.

Item 6.  Selected Financial Data

     Selected Financial Data for the Company for each of the last five years are set forth under "Financial Highlights" appearing on page 2 of the Annual Report. All such information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information as to the Company's financial condition, changes in financial condition and results of operations and other matters is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 29 through 50 of the Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required by Item 7A is set forth under "Market Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 44 through 48 of the Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Company's consolidated financial statements, accounting policy disclosures, notes to financial statements, business segment information, unaudited quarterly information and independent auditors' report are presented on pages 51 through 81 of the Annual Report. All such information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Company

Directors of the Company

     Information as to the names, ages, positions and offices with Denbury, terms of office, periods of service, business experience during the past five years and certain other directorships held by each director or person nominated to become a director of Denbury will be set forth in the "Election of Directors" segment of the Proxy Statement ("Proxy Statement") for the Annual Meeting of Shareholders to be held May 22, 2002, ("Annual Meeting") and is incorporated herein by reference.

Executive Officers of the Company

     Information concerning the executive officers of Denbury will be set forth in the "Management" section of the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and exchanges and to furnish the Company with copies. Based solely on its review of the copies of such forms received by it, or written representations from such persons, the Company is not aware of any person who failed to file any reports required by
Section 16(a) to be filed for fiscal 2001. The Company is aware of delinquent filings on behalf of three officers and directors that will be disclosed in the Company's Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

     Information concerning remuneration received by Denbury's executive officers and directors will be presented under the caption "Statement of Executive Compensation" in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information as to the number of shares of Denbury's equity securities beneficially owned as of March 15, 2002, by each of its directors and nominees for director, its five most highly compensated executive officers and its directors and executive officers as a group will be presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules. Financial statements and schedules filed as a part of this report are presented on pages 51 through 81 of the Annual Report and are incorporated herein by reference.

Exhibits.  The following exhibits are filed as a part of this report.


Exhibit No.         Exhibit

     3(a)           Certificate of Incorporation of Denbury Resources Inc. filed with the Delaware Secretary of State on April 20, 1999 (incorporated by reference as Exhibit 3(a) of the Registrant's
                    Form 10-Q for the quarter ended March 31, 1999).
     3(b)           Bylaws of Denbury Resources Inc., a Delaware corporation, adopted April 20, 1999
                    (incorporated by reference as Exhibit 3(b) of the Registrant's Form 10-Q for the quarter ended March 31, 1999).
     4(a)           Form of Indenture between Denbury Management Inc. and Chase Bank of Texas, National
                    Association, as trustee (incorporated by reference as Exhibit 4(b) of Registrant's
                    Registration Statement on Form S-3 dated February 19, 1998).
     4(b)           First Supplemental Indenture dated as of April 21, 1999,
                    between Denbury Resources Inc., a Delaware corporation, and
                    Chase Bank of Texas, National Association, as Trustee,
                    relating to Denbury Management, Inc.'s 9% Senior
                    Subordinated Notes due 2008 (incorporated by reference to
                    Exhibit 4(a) of the Registrant's Form 10-Q for the quarter ended March 31, 1999).
     4(c)           Indenture dated as of August 15, 2001, among Denbury
                    Resources Inc., certain of its subsidiaries, and the Chase
                    Manhattan Bank (incorporated by reference as Exhibit 4(c) of the Registrant's Registration Statement on Form S-4 dated
                    October 23, 2001).
     4(d)           Registration Rights Agreement dated August 8, 2001
                    (incorporated by reference as Exhibit 4(d) of the
                    Registrant's Registration Statement on Form S-4 dated
                    October 23, 2001).
     10(a)          Second Amended and Restated Credit Agreement, dated October 13, 2000, between the
                    Company and Bank of America, N.A., as Administrative Agent, and the financial institutions listed on schedule 2.1 therein (incorporated by reference to Exhibit 10 of the
                    Registrant's Form 10-Q for the quarter ended September 30, 2000).
    10(b)**         Denbury Resources Inc. Stock Option Plan (incorporated by
                    reference as Exhibit 4(f) of the Registrant's Registration
                    Statement on Form S-8, No. 333-1006, dated February 2, 1996, and as amended by the Registrant's Registration Statements on Forms S-8, Nos. 333-27995, 333-55999, 333-70485, and
                    333-63198 dated May 29, 1997, June 4, 1998, July 12, 1999
                    and June 15, 2001, respectively).

Exhibit No.         Exhibit
    10(c)**         Denbury Resources Inc. Stock Purchase Plan (incorporated by reference as Exhibit 4(g) of the Registrant's Registration Statement on Form S-8, No. 333-1006, dated February 2, 1996, and as amended by the Registrant's Registration Statements on Forms S-8, No. 333-70485,
                    dated January 12, 1999 and No. 333-39172, dated June 13, 2000).
    10(d)           Form of indemnification agreement between Denbury Resources Inc. and its officers and directors (incorporated by reference as Exhibit 10 of the Registrant's Form 10-Q for the
                    quarter ended June 30, 1999).
    10(e)**         Denbury Resources Inc. Directors Compensation Plan (incorporated by reference as Exhibit
                    4 of the Registrant's Registration Statement on Form S-8, No. 333-39172, dated June 13,
                    2000 and amended March  2, 2001).
    10(f)**         Denbury Resources Severance Protection Plan, dated December 6, 2000 (incorporated by reference as Exhibit 10(f) of the Registrant's Form 10-K for the year ended December 31, 2001).
     10(g)          Stock Purchase Agreement between TPG Partners II, L.L.C. and the Company dated as of
                    December 16, 1998 (incorporated by reference as Exhibit 99.1 of the Registrant's Form 8-K dated December 17, 1998).
     10(h)          Agreement and Plan of Merger and Reorganization, by and among Denbury Resources
                    Inc., Denbury Offshore, Inc., and Matrix Oil & Gas, Inc., and its shareholders, as of June
                    4, 2001 (incorporated by reference as Exhibit 2 of the Registrant's Current Report on
                    Form 8-K, dated June 15, 2001).
      13*           Annual Report to Shareholders.
      21*           List of Subsidiaries of Denbury Resources Inc.
      23*           Consent of Deloitte & Touche LLP.


*   Filed herewith.
** Compensation arrangements.

(b) Reports on Form 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Denbury Resources Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DENBURY RESOURCES INC.

      March 20, 2002                     /s/ Phil Rykhoek
                                         -------------------------------------
                                         Phil Rykhoek
                                         Chief Financial Officer and Secretary

     March 20, 2002                      /s/ Mark C. Allen
                                         -------------------------------------
                                         Mark C. Allen
                                         Chief Accounting Officer and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Denbury Resources Inc. and in the capacities and on the dates indicated.

      March 20, 2002                     /s/ Ronald G. Greene
                                         ---------------------------------------
                                         Ronald G. Greene
                                         Chairman of the Board and Director

      March 20, 2002                     /s/ Gareth Roberts
                                         ---------------------------------------
                                         Gareth Roberts
                                         Director, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

      March 20, 2002                     /s/ Phil Rykhoek
                                         ---------------------------------------
                                         Phil Rykhoek
                                         Chief Financial Officer and Secretary
                                         (Principal Financial Officer)

     March 20, 2002                      /s/ Mark C. Allen
                                         ---------------------------------------
                                         Mark C. Allen
                                         Chief Accounting Officer and Controller
                                         (Principal Accounting Officer)

      March 20, 2002                     /s/ David I. Heather
                                         ---------------------------------------
                                         David I. Heather
                                         Director

      March 20, 2002                     /s/ Wieland F. Wettstein
                                         ---------------------------------------
                                         Wieland F. Wettstein
                                         Director

      March 20, 2002                     /s/ David B. Miller
                                         ---------------------------------------
                                         David B. Miller
                                         Director