Form 10-Q
period 2002-03-31
DENBURY RESOURCES INC
filed 2002-05-13
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                        --------------------------------

(Mark One)
    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002




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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at April 30, 2002
                  -----                         -----------------------------

         Common Stock, $.001 par value                    53,114,142

                             DENBURY RESOURCES INC.

                                      INDEX


Part I.  Financial Information                                                                   Page

     Item 1. Financial Statements

         Independent Accountants' Report                                                          3

         Condensed Consolidated Balance Sheets at March 31, 2002 (Unaudited)
               and December 31, 2001                                                              4

         Condensed Consolidated Statements of Operations for the Three Months
               Ended March 31, 2002 and 2001 (Unaudited)                                          5

         Condensed Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 2002 and 2001 (Unaudited)                                          6

         Notes to Condensed Consolidated Financial Statements                                     7-15

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                          16-27

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          28


 Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders                                 28

     Item 6.  Exhibits and Reports on Form 8-K                                                    28

     Signatures                                                                                   29

                          Part I. Financial Information



Item 1.  Financial Statements
-----------------------------

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of Denbury Resources Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Denbury Resources Inc. and subsidiaries (the "Company") as of March 31, 2002, and the related condensed consolidated statements of operations for the three month periods ended March 31, 2002 and 2001 and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Denbury Resources Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

Dallas, Texas
May 10, 2002

                                                       DENBURY RESOURCES INC.

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Amounts in thousands except share amounts)


                                                                                    March 31,        December 31,
                                                                                       2002              2001
                                                                                 ----------------   ---------------
                                                                                   (Unaudited)

                                                Assets
Current assets
   Cash and cash equivalents                                                      $     14,369        $    23,496
   Accrued production receivables                                                       24,214             22,823
   Trade and other receivables                                                          17,356             32,512
   Derivative assets                                                                     1,878             23,458
   Deferred tax asset                                                                   13,986                989
                                                                                  ------------        -----------
        Total current assets                                                            71,803            103,278
                                                                                  ------------        -----------

Property and equipment
   Oil and natural gas properties (using full cost accounting)
        Proved                                                                       1,120,710          1,098,263
        Unevaluated                                                                     49,840             44,521
   CO2 properties and equipment                                                         45,890             45,555
   Less accumulated depletion and depreciation                                        (542,073)          (520,332)
                                                                                  ------------        -----------
        Net property and equipment                                                     674,367            668,007
                                                                                  ------------        -----------

Other assets                                                                            18,411             18,703
                                                                                  ------------        -----------

           Total assets                                                           $    764,581        $   789,988
                                                                                  ============        ===========

                                 Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued liabilities                                       $     28,803        $    66,491
   Oil and gas production payable                                                       12,090             13,447
   Derivative liabilities                                                                5,965                  -
                                                                                  ------------        -----------
        Total current liabilities                                                       46,858             79,938
                                                                                  ------------        -----------

Long-term liabilities
   Long-term debt                                                                      340,147            334,769
   Provision for site reclamation costs                                                  4,930              4,318
   Derivative liabilities                                                                6,031                  -
   Deferred tax liability                                                               24,808             18,422
   Other                                                                                 3,377              3,373
                                                                                  ------------        -----------
        Total long-term liabilities                                                    379,293            360,882
                                                                                  ------------        -----------

Stockholders' equity
   Preferred stock, $.001 par value, 25,000,000 shares authorized; none
       issued and outstanding                                                                -                  -
   Common stock, $.001 par value, 100,000,000 shares authorized;
      53,090,693 and 52,956,825 shares issued and outstanding at March 31,
      2002 and December 31, 2001, respectively                                              53                 53
   Paid-in capital in excess of par                                                    392,420            391,557
   Accumulated deficit                                                                 (52,124)           (56,670)
   Accumulated other comprehensive income (loss)                                        (1,919)            14,228
                                                                                  ------------        -----------
        Total stockholders' equity                                                     338,430            349,168
                                                                                  ------------        -----------

        Total liabilities and stockholders' equity                                $    764,581        $   789,988
                                                                                  ============        ===========

                      (See accompanying notes to Condensed Consolidated Financial Statements)

                                        4

                                                       DENBURY RESOURCES INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Amounts in thousands except per share amounts)
                                                             (Unaudited)


                                                                           Three Months Ended
                                                                                March 31,
                                                              ---------------------------------------------
                                                                     2002                      2001
                                                              -------------------       -------------------
Revenues
   Oil, natural gas and related product sales                 $            50,910       $            78,315
   CO2 sales                                                                1,490                       859
   Gain on settlements of derivative contracts                              2,636                         -
   Interest and other income                                                  411                         6
                                                              -------------------       -------------------
           Total revenues                                                  55,447                    79,180
                                                              -------------------       -------------------

Expenses
   Lease operating costs                                                   15,428                    12,470
   Production taxes and marketing expenses                                  2,614                     2,608
   CO2 operating costs                                                        167                        58
   General and administrative                                               2,849                     2,401
   Interest                                                                 6,654                     4,663
   Depletion and depreciation                                              22,926                    12,345
   Amortization of derivative contracts and other
       non-cash hedging adjustments                                        (1,081)                    3,140
   Franchise taxes                                                            367                       275
                                                              -------------------       -------------------
            Total expenses                                                 49,924                    37,960
                                                              -------------------       -------------------

Income before income taxes                                                  5,523                    41,220
Income tax provision (benefit)
   Current income taxes                                                      (481)                    2,000
   Deferred income taxes                                                    1,458                    13,251
                                                              -------------------       -------------------

Net income                                                    $             4,546       $            25,969
                                                              ===================       ===================

Net income per common share
   Basic                                                      $              0.09       $              0.56
   Diluted                                                                   0.08                      0.55



Weighted average common shares outstanding
   Basic                                                                   52,994                    46,012
   Diluted                                                                 53,724                    47,261

                      (See accompanying notes to Condensed Consolidated Financial Statements)

                                                       DENBURY RESOURCES INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Amounts in thousands)
                                                             (Unaudited)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                    2002                  2001
                                                                                -------------         ------------
Cash flow from operating activities:
   Net income                                                                   $       4,546         $     25,969
   Adjustments needed to reconcile to net cash flow provided by operations:
       Depreciation, depletion and amortization                                        22,926               12,345
       Amortization of derivative contracts and other non-cash hedging adjustments     (1,081)               3,140
       Deferred income taxes                                                            1,458               13,251
       Amortization of debt issue costs and other                                         675                  277
                                                                                -------------         ------------
                                                                                       28,524               54,982
   Changes in assets and liabilities:
       Accrued production receivable                                                   (1,391)               5,485
       Trade and other receivables                                                     14,424               (7,811)
       Derivative assets                                                                9,028                    -
       Other assets                                                                       732                    -
       Accounts payable and accrued liabilities                                       (37,688)              13,131
       Oil and gas production payable                                                  (1,357)                 302
       Other liabilities                                                                 (240)                   -
                                                                                -------------         ------------

Net cash provided by operations                                                        12,032               66,089
                                                                                -------------         ------------

Cash flow used for investing activities:
    Oil and natural gas expenditures                                                  (24,192)             (31,113)
    Acquisitions of oil and gas properties                                             (2,084)               2,940
    Acquisitions of CO2 assets and capital expenditures                                  (335)             (41,835)
    Increase in restricted cash                                                          (149)                (145)
       Net purchases of other assets                                                     (369)                (238)
                                                                                -------------         ------------

Net cash used for investing activities                                                (27,129)             (70,391)
                                                                                -------------         ------------

Cash flow from financing activities:
    Bank repayments                                                                         -              (13,130)
    Bank borrowings                                                                     5,130               21,000
    Issuance of common stock                                                              842                  660
    Costs of debt financing                                                                (2)                   -
                                                                                -------------         ------------

Net cash provided by financing activities                                               5,970                8,530
                                                                                -------------         ------------

Net increase (decrease) in cash and cash equivalents                                   (9,127)               4,228

Cash and cash equivalents at beginning of period                                       23,496               22,293
                                                                                -------------         ------------

Cash and cash equivalents at end of period                                      $      14,369         $     26,521
                                                                                =============         ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $      10,654         $      6,480
    Cash paid (refunded) during the period for income taxes                              (849)                 305




                      (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

Interim Financial Statements

     The accompanying condensed consolidated financial statements of Denbury Resources Inc. (the "Company" or "Denbury") have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001. Any capitalized terms used but not defined in these Notes to Condensed Consolidated Financial Statements have the same meaning given to them in the Form 10-K.

     The financial data for the three month periods ended March 31, 2002 and 2001, included herein, have been subjected to a limited review by Deloitte & Touche LLP, Denbury's independent accountants. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of March 31, 2002 and the consolidated results of its operations for the three months ended March 31, 2002 and 2001 and its cash flows for the three months ended March 31, 2002 and 2001. Certain prior period items have been reclassified to make the classification consistent with this quarter.

Net Income per Common Share

     Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options and any other convertible securities outstanding. For the three month periods ended March 31, 2002 and 2001, there were no adjustments to net income for purposes of calculating diluted net income per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three month periods ended March 31, 2002 and 2001.


                                                   Three Months Ended
                                                       March 31,
                                               --------------------------
                                                   2002          2001
                                               ------------  ------------
                                                 (shares in thousands)

Weighted average common shares - basic               52,994        46,012

Potentially dilutive securities:
     Stock options                                      730         1,249
                                               ------------- ------------

Weighted average common shares - diluted             53,724        47,261
                                               ============  ============

     For the three months ended March 31, 2002 and 2001, additional options outstanding to purchase 2.4 million and 1.3 million shares of common stock, respectively, were excluded from the diluted net income per common share calculations as the exercise prices of these options exceeded the average market price of the Company's common stock during these periods.

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The standard is effective for the Company beginning in 2003, but earlier adoption is encouraged. Adoption of the standard will result in recording a cumulative effect of a change in accounting principle in the period of adoption. The Company has not yet determined the impact of this new standard.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 but retains its fundamental provisions for the (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes other pronouncements which currently do not affect the Company. SFAS No. 144 was effective for the Company beginning in 2002 and did not have any impact on the Company's financial statements.


 2.  NOTES PAYABLE AND LONG-TERM INDEBTEDNESS


                                                                                    March 31,        December 31,
                                                                                      2002               2001
                                                                                 ---------------    ---------------
                                                                                       (Amounts in thousands)
                                                                                   (Unaudited)
Senior bank loan                                                                 $       146,000    $       140,870
9% Senior Subordinated Notes Due 2008                                                    125,000            125,000
9% Series B Senior Subordinated Notes Due 2008                                            75,000             75,000
Discount on 9% Series B Senior Subordinated Notes Due 2008                                (5,853)            (6,101)
                                                                                 ---------------    ---------------
          Total long-term debt                                                   $       340,147    $       334,769
                                                                                 ===============    ===============

     The Company's bank credit facility provides for a semi-annual redetermination of the borrowing base on April 1st and October 1st. At the April 1, 2002 redetermination, the Company's borrowing base was reaffirmed at $220 million leaving the Company with a borrowing capacity on its bank credit line of approximately $74 million as of March 31, 2002.

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   COMPREHENSIVE INCOME

     The following tables present comprehensive income for the three months ended March 31, 2002 and 2001.

                                                                                         Three Months Ended
(Amounts in thousands)                                                                     March 31, 2002
                                                                                 -----------------------------------
Accumulated other comprehensive income - December 31, 2001                                            $       14,228
Net income                                                                       $         4,546
Other comprehensive income - net of tax
       Reclassification adjustments related to derivative contracts                       (2,301)
       Amortization of derivative contracts                                               (1,620)
       Change in fair value of outstanding hedging positions                             (12,226)
                                                                                 ---------------
Total other comprehensive income                                                         (16,147)            (16,147)
                                                                                 ---------------      --------------
Comprehensive income                                                             $       (11,601)
                                                                                 ===============
Accumulated other comprehensive income - March 31, 2002                                               $       (1,919)
                                                                                                      ==============

                                                                                         Three Months Ended
(Amounts in thousands)                                                                     March 31, 2001
                                                                                 -----------------------------------
Accumulated other comprehensive income - December 31, 2000                                            $            -

Net income - First quarter 2001                                                  $        25,969

Other comprehensive income - net of tax
       Cumulative effect of change in accounting principle - January 1, 2001               1,012
       Reclassification adjustments related to derivative contracts                         (622)
                                                                                 ---------------
Total other comprehensive income                                                             390                 390
                                                                                 ---------------      --------------
Comprehensive income                                                             $        26,359
                                                                                 ===============
Accumulated other comprehensive income - March 31, 2001                                               $          390
                                                                                                      ==============

 4.  PRODUCT PRICE HEDGING CONTRACTS

     The Company enters into various financial contracts to hedge its exposure to commodity price risk associated with anticipated future oil and natural gas production. These hedge contracts are purchased to either protect the Company's capital development budget or to protect a rate of return on acquisitions. These contracts have historically consisted of price ceilings and floors, collars and fixed price swaps. All of the mark-to-market valuations used for the Company's financial derivatives are provided by external sources and are based on prices that are actively quoted. The Company attempts to manage and control market and counterparty credit risk through established internal control procedures which are reviewed on an ongoing basis. The Company also minimizes its credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification.

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the change in fair value is recognized in earnings. If the derivative

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

qualifies for hedge accounting, the change in fair value of the derivative is recognized in other comprehensive income (equity) assuming that the hedge is effective. In order for a hedge to be effective and qualify for hedge accounting, the changes in fair value or cash flows of the hedging instruments and the hedged items must have a high degree of correlation.

     Upon adoption on January 1, 2001, the Company recorded a $1.6 million increase in assets for the fair value of the Company's floors in place, with a corresponding increase to accumulated other comprehensive income of approximately $1.0 million, after tax, for the transition adjustment as of January 1, 2001. In the first quarter of 2001, the Company's fair value of its derivative contracts decreased by $4.1 million. The Company recognized this loss as a $3.1 million loss in "Amortization of derivative contracts and other non-cash hedging adjustments" in the Company's Condensed Consolidated Statements of Operations, with the remaining $1.0 million ($622,000 net of income taxes) recorded as a reclassification out of accumulated other comprehensive income.

     In the second quarter of 2001, the FASB amended its original guidance to allow companies to amortize the cost of net purchased options over the period of the applicable contract. As a result, for the remainder of 2001 and the first quarter of 2002, the Company began amortizing its derivative contract premiums over the periods during which the contracts expired. During the first quarter of 2002, this resulted in the amortization of $2.6 million of derivative contract premiums on contracts that expired during the quarter. This amortization was offset by $3.7 million of pre-tax income representing the reversal of accumulated other comprehensive income relating to the hedges purchased from Enron in 2001, in conjunction with the Matrix acquisition, which remained at the time that hedge accounting was abandoned. This accumulated other comprehensive income is being amortized over the original expected life of the former hedges with Enron.

Oil Hedges Historical Data

     During 2000, the Company purchased a $22.00 price floor on our 2001 production covering 12,800 Bbls/d at an aggregate cost of $1.8 million. This contract covered approximately 75% of anticipated 2001 oil production, excluding any anticipated production from acquisitions. During the first quarter of 2001, nothing was collected on this price floor.

     During July 2001, the Company purchased a $21.00 price floor on 10,000 Bbls/d for 2002 production at an aggregate cost of approximately $4.7 million. This price floor covers approximately 60% of the Company's anticipated oil production for 2002. During the first quarter of 2002, $0.4 million was collected on this price floor recorded as part of the "Gain on settlements of derivative contracts" in the Company's Condensed Consolidated Statement of Operations.

Natural Gas Hedges Historical Data

     During 2000, the Company purchased a $2.80 price floor on our 2001 production covering 37,500 MMBtu/d at an aggregate cost of $0.8 million. This contract covered approximately 75% of the Company's anticipated 2001 natural gas production, excluding any anticipated production from acquisitions. During the first quarter of 2001, nothing was collected on this price floor.

     Concurrent with the acquisition of Thornwell Field, the Company purchased price floors for these predominately natural gas properties in the fourth quarter of 2000. The price floors covered nearly all of the anticipated proven natural gas production from these properties for 2001 and 2002. These floors cost $2.5 million with varying volumes and price floors each quarter for 2001 and 2002. During the first quarter of 2001, nothing was collected on these price floors, but during the first quarter of 2002, approximately $600,000 was collected from these price floors, recorded as part of the "Gain on settlements of derivative contracts" in the Company's Condensed Consolidated Statement of Operations.

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     For the  Matrix  properties  acquired  in July 2001 (see also "Note 5") the
Company purchased price floors covering nearly all of the forecasted proven natural gas production through December 2003. When Enron filed for bankruptcy during the fourth quarter of 2001 our hedges with Enron ceased to qualify for hedge accounting treatment as required by Financial Accounting Standards No. 133, and the accounting treatment changed at that point in time. This change meant that any change in the current market value of these assets must be reflected in the Company's income statement and any remaining accumulated other comprehensive income (part of equity) left at the time of the accounting change must be recognized over the original periods the hedging contracts were to expire. To adjust the Enron hedges down to the current market value, which was determined to be the amount the claims were sold for in February 2002, the Company recorded a pre-tax write down of $24.4 million in the fourth quarter of 2001. The accumulated other comprehensive income previously recorded as part of the mark-to-market value adjustment each quarter remained to be recognized over 2002 and 2003, the periods during which these hedges would have expired. The result is that the Company will recognize pre-tax income attributable to these Enron hedges during 2002 of approximately $13.4 million and recognize pre-tax income during 2003 of approximately $5.1 million as the balance in accumulated other comprehensive income relating to these hedges is reclassified. The three year total pre-tax net loss will be approximately $5.9 million, which approximates the difference between the amount collected and paid for the Enron portion of the Matrix price floors. During the first quarter of 2002, the Company recognized pre-tax income of $3.7 million related to the Enron hedges in "Amortization of derivative contracts and other non-cash hedging adjustments" in the Company's Condensed Consolidated Statement of Operations.

     Subsequent to the Enron bankruptcy, the Company purchased additional hedges to protect against any further deterioration in natural gas prices. These have a floor price of $2.50 per MMBtu and an average ceiling price of around $4.15 per MMBtu and cover not only the anticipated gas production from the Matrix properties, but a substantial portion of the Company's other natural gas production as well. Overall, these hedges, which were purchased from four different financial institutions, cover approximately 85% of the Company's then forecasted total 2002 natural gas production. In the first quarter of 2002, the Company collected $1.6 million from these natural gas hedges which is recorded in "Gain on settlements of derivative contracts" in the Company's Condensed Consolidated Statement of Operations.

     In February 2002 the Company acquired no-cost collars covering 70 MMcf/d during calendar 2003 with a floor price of $2.75 per MMBtu and a weighted average ceiling price of $4.025 per MMBtu. Although we have not completed our forecast for 2003, we expect that these hedges will cover between 50% and 75% of our anticipated 2003 natural gas production.

Hedges as of March 31, 2002

     The following table lists all of our individual hedges in place as of March 31, 2002.


                      Volume       Floor                                           Volume     Floor     Ceiling
             Period   Per Day      Price                              Period      Per Day     Price      Price
        -----------------------------------                       -------------- --------------------------------

 Oil Price Floors (Bbls/d):                                  Gas Price Collars (MMBtu/d):
                                                                       2002          40,000      $2.50      $4.10
           2002       10,000         $21.00                            2002          25,000      $2.50      $4.20
                                                                       2002          25,000      $2.50      $4.17
 Gas Price Floors (MMBtu/d):
           Q2 -2002       3,775       $3.40                            2003          45,000      $2.75      $4.00
           Q3 -2002       2,873       $3.38                            2003          25,000      $2.75      $4.07
           Q4 -2002       2,135       $3.38

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     At March 31, 2002, the Company's derivative contracts were recorded at their fair value, which was a net liability of approximately $10.1 million, a decrease of approximately $33.6 million from the $23.5 million fair value asset recorded as of December 31, 2001. This change is the result of a decrease in the fair market value of the Company's hedges due to an increase in oil and natural gas commodity prices between December 31, 2001 and March 31, 2002, to the liquidation of our Enron hedge positions in February 2002, and the expiration of certain derivative contracts in the first quarter of 2002 for which the Company recorded amortization expense of $2.6 million.

     The balance in accumulated other comprehensive loss of $1.9 million at March 31, 2002, represents the deficit in the fair market value of the Company's derivative contracts as compared to the cost of the hedges, net of related income taxes, and also includes the remaining accumulated other comprehensive income relating to the Enron hedges, as these assets are no longer accounted for with hedge accounting treatment due to the Enron bankruptcy. The remaining accumulated other comprehensive income relating to these Enron hedges will be reversed in 2002 and 2003, during the periods that the hedges would have otherwise expired. Of the $1.9 million in accumulated other comprehensive loss as of March 31, 2002, $7.4 million of the deficit relates to current hedging contracts that will expire within the next 12 months and $7.0 million relates to future income associated with former Enron hedging contracts that will be reclassified out of accumulated other comprehensive loss during the next twelve months, with the balance of $1.5 million relating to contracts which expire subsequent to March 31, 2003.

5.   ACQUISITION OF MATRIX OIL AND GAS, INC.

     On July 10, 2001, the Company completed the acquisition of Matrix Oil & Gas, Inc.("Matrix"), an independent oil and gas company based in Covington, Louisiana. Under the merger agreement, Denbury paid a total of approximately $158.5 million, comprised of $99.3 million (63%) in cash and $59.2 million (37%) in the form of 6.6 million shares of Denbury's common stock. The acquired operations of Matrix were reflected in the Company's financial statements beginning July 1, 2001.

     The following pro forma information shows the consolidated results of operations for the three months ended March 31, 2001, based upon adjustments to the historical financial statements of the Company and the historical financial statements of Matrix to give effect to the acquisition by the Company as if such acquisition had occurred on January 1, 2001 (in thousands, except per share data):

     Operating revenues                 $ 101,628
     Net income                            31,123

     Income per common share:
          Basic                         $    0.59
          Diluted                            0.58

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     As of August 2001, all of the Company's subordinated debt securities were fully and unconditionally guaranteed by Denbury Resources Inc.'s significant subsidiaries. Condensed consolidating financial information for Denbury Resources Inc. and its significant subsidiaries as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 is as follows:

                                               Condensed Consolidating Balance Sheets


                                                                  March 31, 2002 (Unaudited)
                                                ---------------------------------------------------------------
                                                   Denbury                                          Denbury
                                                  Resources                                        Resources
                                                 Inc. (Parent      Guarantor                          Inc.
Amounts in thousands                             and Issuer)     Subsidiaries    Eliminations     Consolidated
                                                --------------   -------------   -------------   --------------
ASSETS
Current assets..................................$       65,810   $       5,993   $           -   $       71,803
Property and equipment..........................       454,344         220,023               -          674,367
Investment in subsidiaries (equity method)......       164,378               -        (164,378)               -
Other assets....................................        15,266           3,145               -           18,411
                                                --------------   -------------   -------------   --------------
     Total assets...............................$      699,798   $     229,161   $    (164,378)  $      764,581
                                                ==============   =============   =============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.............................$       38,160   $       8,698   $           -   $       46,858
Long-term liabilities...........................       323,208          56,085               -          379,293
Stockholders' equity............................       338,430         164,378        (164,378)         338,430
                                                --------------   -------------   -------------   --------------
     Total liabilities and stockholders' equity.$      699,798   $     229,161   $    (164,378)  $      764,581
                                                ==============   =============   =============   ==============



                                                                       December 31, 2001
                                                ---------------------------------------------------------------
                                                   Denbury                                          Denbury
                                                  Resources                                        Resources
                                                 Inc. (Parent      Guarantor                          Inc.
Amounts in thousands                             and Issuer)     Subsidiaries     Eliminations    Consolidated
                                                --------------   -------------   --------------  --------------
ASSETS
Current assets..................................$       98,182   $       5,096   $            -  $      103,278
Property and equipment..........................       445,693         222,314                -         668,007
Investment in subsidiaries (equity method)......       164,830               -         (164,830)              -
Other assets....................................        15,684           3,019                -          18,703
                                                --------------   -------------   --------------  --------------
     Total assets...............................$      724,389   $     230,429   $     (164,830) $      789,988
                                                ==============   =============   ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.............................$       68,937   $      11,001   $            -  $       79,938
Long-term liabilities...........................       306,284          54,598                -         360,882
Stockholders' equity............................       349,168         164,830         (164,830)        349,168
                                                --------------   -------------   --------------  --------------
     Total liabilities and stockholders' equity.$      724,389   $     230,429   $     (164,830) $      789,988
                                                ==============   =============   ==============  ==============

                                                       DENBURY RESOURCES INC.

                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          Condensed Consolidating Statements of Operations


                                                       Three Months Ended March 31, 2002 (Unaudited)
                                             ------------------------------------------------------------------
                                                 Denbury                                            Denbury
                                                Resources                                          Resources
                                              Inc. (Parent       Guarantor                            Inc.
Amounts in thousands                           and Issuer)      Subsidiaries      Eliminations    Consolidated
                                             ---------------   --------------    --------------  --------------
Revenues.....................................$        45,333   $       10,114    $            -  $       55,447
Expenses.....................................         38,417           11,507                 -          49,924
                                             ---------------   --------------    --------------  --------------
Income before the following:                           6,916           (1,393)                -           5,523
     Equity in net earnings of subsidiaries..           (892)               -               892               -
                                             ---------------   --------------    --------------  --------------
Income (loss) before income taxes............          6,024           (1,393)              892           5,523
Income tax provision.........................          1,478             (501)                -             977
                                             ---------------   --------------    --------------  --------------
Net income (loss)............................$         4,546   $         (892)   $          892  $        4,546
                                             ===============   ==============    ==============  ==============



                                                       Three Months Ended March 31, 2001 (Unaudited)
                                             ------------------------------------------------------------------
                                                 Denbury                                            Denbury
                                                Resources                                          Resources
                                              Inc. (Parent       Guarantor                            Inc.
Amounts in thousands                           and Issuer)      Subsidiaries     Eliminations     Consolidated
                                             ---------------   --------------   ---------------  --------------
Revenues.....................................$        79,568   $         (388)  $             -  $       79,180
Expenses.....................................         37,998              (38)                -          37,960
                                             ---------------   --------------   ---------------  --------------
Income before the following:                          41,570             (350)                -          41,220
     Equity in net earnings of subsidiaries..           (350)               -               350               -
                                             ---------------   --------------   ---------------  --------------
Income before income taxes...................         41,220             (350)              350          41,220
Provision for income taxes...................         15,251                -                 -          15,251
                                             ---------------   --------------   ---------------  --------------
Net income (loss)............................$        25,969   $         (350)  $           350  $       25,969
                                             ===============   ==============   ===============  ==============


                                          Condensed Consolidating Statements of Cash Flows


                                                       Three Months Ended March 31, 2002 (Unaudited)
                                             ------------------------------------------------------------------

                                                  Denbury                                           Denbury
                                              Resources Inc.                                       Resources
                                                (Parent and       Guarantor                           Inc.
Amounts in thousands                              Issuer)        Subsidiaries     Eliminations    Consolidated
                                             -----------------  --------------   --------------  --------------
Cash flow from operations....................$           5,071  $        6,961   $            -  $       12,032
Cash flow from investing activities..........          (18,301)         (8,828)               -         (27,129)
Cash flow from financing activities..........            5,970               -                -           5,970
                                             -----------------  --------------   --------------  --------------
Net increase (decrease) in cash flow.........           (7,260)         (1,867)               -          (9,127)
Cash, beginning of period....................           17,052           6,444                -          23,496
                                             -----------------  --------------   --------------  --------------
Cash, end of period..........................$           9,792  $        4,577   $            -  $       14,369
                                             =================  ==============   ==============  ==============

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                       Three Months Ended March 31, 2001 (Unaudited)
                                             ------------------------------------------------------------------
                                                  Denbury                                           Denbury
                                              Resources Inc.                                       Resources
                                                (Parent and       Guarantor                           Inc.
Amounts in thousands                              Issuer)        Subsidiaries     Eliminations    Consolidated
                                             -----------------  --------------   --------------  --------------
Cash flow from operations....................$          65,170  $          919   $            -  $       66,089
Cash flow from investing activities..........          (70,391)              -                -         (70,391)
Cash flow from financing activities..........            8,530               -                -           8,530
                                             -----------------  --------------   --------------  --------------
Net increase (decrease) in cash flow.........            3,309             919                -           4,228
Cash, beginning of period....................           22,286               7                -          22,293
                                             -----------------  --------------   --------------  --------------
Cash, end of period..........................$          25,595  $          926   $            -  $       26,521
                                             =================  ==============   ==============  ==============


7.   ACQUISITION OF GENESIS ENERGY, L.L.C. (SUBSEQUENT EVENT)

     On May 6, 2002, the Company signed an agreement to acquire Genesis Energy, L.L.C., the general partner of Genesis Energy, L.P., a publicly traded master limited partnership, for total consideration, including expenses and commissions, of approximately $2.0 million. The general partner interest owns 2% of the limited partnership. Gensis Energy, L.P. is engaged in two primary lines of business: crude oil gathering and marketing and pipeline transportation. The transaction is expected to close on May 14, 2002.

                             DENBURY RESOURCES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     You should read the following in conjunction with our financial statements contained herein and our Form 10-K for the year ended December 31, 2001, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

     Denbury is a growing independent oil and natural gas company engaged in acquisition, development and exploration activities in the U.S. Gulf Coast region. We have significant reserves and production in Mississippi, where we are the largest oil and natural gas producer, in onshore Louisiana and in the offshore Gulf of Mexico. Our strategy is to increase the value of properties we acquire in our core areas through a combination of exploitation, drilling and proven engineering extraction processes.

CAPITAL RESOURCES AND LIQUIDITY

     Oil and natural gas prices were high early in 2001 but declined throughout 2001 to a NYMEX price of around $20.00 per Bbl and $2.50 per Mcf at year-end 2001. During the first quarter of 2002, the NYMEX prices averaged about the same as year-end prices, with average oil prices slightly higher at approximately $21.70 per Bbl and average natural gas prices slightly lower at around $2.35 per Mcf. Subsequent to the first quarter of 2002, both commodity prices increased significantly to around $26.00 per Bbl and $3.75 per Mcf, both as of early May. As more fully described under "Results of Operations" below, our oil and gas revenue and cash flow from operations (before changes in assets and liabilities) were substantially lower in the first quarter of 2002 as compared to the first quarter of 2001, primarily due to the reduced commodity prices (down 51% on a weighted average per BOE price for us), even though production was 33% higher on a BOE basis. During the first quarter of 2002 we had $4.5 million of net income and $28.5 million of cash flow from operations (before the changes in assets and liabilities) as compared to $26.0 million of net income and $55.0 million of cash flow for the first quarter of 2001.

     During the first quarter of 2002, we borrowed $5.1 million, primarily to fund a reduction in our net payables as our development and exploration capital expenditure (or "capex") program was approximately equal to our cash flow from operations (before the changes in assets and liabilities). We anticipate that our capital spending, excluding any possible acquisitions, will be equal to or less than our cash flow generated from operations for the year, as has been our policy since 1999. We currently have budgeted $95 million of new projects for 2002, plus approximately $6 million of carryover projects from 2001. Based on current projections, using futures prices as of the first part of May, this spending level is expected to be as much as $40 million to $50 million below our forecasted cash flow. However, commodity prices are highly variable, as has been demonstrated during the last few years, and our anticipated cash flow is highly dependent on commodity prices. If prices remain at current levels, it is possible that we may increase our capex budget for the second half of the year, perhaps by $10 million to $20 million. Any excess funds generated from operations beyond that will be used to pay down debt or fund, in whole or in part, any future acquisitions. We review our capex budget every quarter and make adjustments as necessary to reflect the successes or failures in our drilling program and to adjust to changes in commodity prices. As a result, we do not anticipate that our debt will increase significantly during the year, other than for any potential acquisitions.

     Although we have a significant inventory of development and exploration projects in-house, on a long-term basis we will need to make acquisitions in order to continue our growth and to replace our production. We are continuing to pursue acquisitions that are near to our CO2 pipeline in Western Mississippi and Northeastern Louisiana. These acquisitions are generally inexpensive, as most of these fields have only minor remaining oil production and thus do not have significant value to the current owners. We plan to purchase several of these fields and will attempt to increase production and reserves by flooding them with CO2, that we own, just as we have at Little Creek and Mallalieu Fields. We also continue to look for other acquisitions in our other core areas, which normally would have a much higher acquisition cost. Any acquisitions that we make will either be funded with our excess cash flow and /or debt.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our borrowing base is set by our banks at their sole discretion based on various factors, some of which are out of our control. Our borrowing base is reviewed semi-annually and was left unchanged at $220 million as of the latest review effective April 1, 2002. We currently have $146 million of bank debt outstanding, leaving us $74 million of current bank line availability. If our borrowing base were to be reduced in the future, the capital available to us may be limited. If significant reductions were to continue for an extended period of time, or if we were unable to find and complete suitable acquisitions over an extended period of time, it could limit or even eliminate our future growth.

     We have purchased price floors and collars that cover 50% to 60% of our currently expected 2002 oil production and 80% to 85% of our currently expected 2002 natural gas production (see also "Market Risk Management"). We enter into these types of hedges in order to protect our cash flow, so that a majority of our capital program can be implemented and so that we can achieve a minimum rate of return on acquisitions, provided that our other assumptions related to the acquisitions are correct. None of these hedges are currently in the money, but they do offer significant protection should commodity prices drop significantly later this year.

SOURCES AND USES OF FUNDS

     During the first quarter of 2002, we spent approximately $24.2 million on oil and gas development and exploration expenditures and $2.1 million on acquisitions. The oil and gas exploration and development expenditures included $16.0 million spent on drilling, $6.8 million spent on geological, geophysical and acreage expenditures and $1.4 million spent on workover costs. In addition to the cash flow generated from operations, during the first quarter of 2002, we sold our bankruptcy claim against Enron Corp. for approximately $9.2 million (see also "Market Risk Management"). These funds, along with the cash flow from operations and $5.1 million of incremental bank debt, funded the first quarter's expenditures and an overall reduction in payables (i.e. an increase in working capital excluding non-cash items such as derivative assets and deferred taxes).

     During the first quarter of 2001, we spent  approximately  $31.1 million on exploration and development expenditures and approximately $38.9 million on acquisitions, net of purchase price adjustments. The exploration and development expenditures included approximately $21.1 million spent for drilling, $4.0 million for geological, geophysical and acreage expenditures and $6.0 million for workover costs. These expenditures were funded by cash flow from operations.

ACQUISITION OF GENESIS ENERGY, L.L.C, (SUBSEQUENT EVENT)

     On May 6, 2002, we signed an agreement to acquire Genesis Energy, L.L.C., the general partner of Genesis Energy, L.P., a publicly traded master limited partnership, for total consideration, including expenses and commissions, of approximately $2.0 million. The general partner interest owns 2% of the limited partnership. Gensis Energy, L.P. is engaged in two primary lines of business: crude oil gathering and marketing and pipeline transportation. The transaction is expected to close on May 14, 2002.

RESULTS OF OPERATIONS

     Our operating results for the first quarter of 2002 were substantially lower than results for the first quarter of the prior year due to the sharp decrease in commodity prices, partially offset by higher overall production levels. The first quarter 2002 results were more in line with the fourth quarter of 2001 results, as commodity prices were relatively similar, if those results are adjusted to exclude the effects of the Enron related hedges in the fourth quarter of 2001. Our net income and cash flow from operations were as follows, on both a gross and per share basis:

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                                Three Months Ended
                                                                    March 31,
--------------------------------------------------------    --------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                  2002          2001
--------------------------------------------------------    ------------  ------------
Net income                                                  $      4,546  $     25,969

Net income per common share:
   Basic                                                    $       0.09  $       0.56
   Diluted                                                          0.08          0.55

Cash flow from operations (1)                               $     28,524  $     54,982
--------------------------------------------------------    ------------  ------------

(1) Represents cash flow provided by operations, before changes in assets and liabilities.


                                                                            Three Months Ended
                                                                                March 31,
---------------------------------------------------------------   --------------------------------------
                                                                        2002                 2001
---------------------------------------------------------------   -----------------    -----------------
AVERAGE DAILY PRODUCTION VOLUME
     Bbls                                                                    17,740               16,269
     Mcf                                                                    105,726               62,195
     BOE(1)                                                                  35,361               26,635

OPERATING REVENUES AND EXPENSES (THOUSANDS)
     Oil sales                                                    $          27,833    $          35,402
     Natural gas sales                                                       23,077               42,913
     Gain on settlements of derivative contracts                              2,636                    -
                                                                  -----------------    -----------------
         Total oil and natural gas revenues                       $          53,546    $          78,315
                                                                  -----------------    -----------------

     Lease operating costs                                        $          15,428    $          12,470
     Production taxes and marketing expenses                                  2,614                2,608
                                                                  -----------------    -----------------
         Total production expenses                                $          18,042    $          15,078
                                                                  -----------------    -----------------

     CO2 sales to industrial customers                            $           1,490    $             859
     CO2 operating costs                                                        167                   58
                                                                  -----------------    -----------------

         Net CO2 revenue                                          $           1,323    $             801
                                                                  -----------------    -----------------

UNIT PRICES-INCLUDING IMPACT OF HEDGES
     Oil price per barrel ("Bbl")                                 $           17.72    $           24.18
     Gas price per thousand cubic feet ("Mcf")                                 2.65                 7.67

UNIT PRICES-EXCLUDING IMPACT OF HEDGES
     Oil price per Bbl                                            $           17.43    $           24.18
     Gas price per Mcf                                                         2.43                 7.67

OIL AND GAS OPERATING REVENUES AND EXPENSES PER BOE (1):
     Oil and natural gas revenues                                 $           15.99    $           32.67
                                                                  -----------------    -----------------

     Oil and gas lease operating costs                            $            4.85    $            5.20
     Oil and gas production taxes and marketing expenses                       0.82                 1.09
                                                                  -----------------    -----------------
         Total oil and gas production expenses                    $            5.67    $            6.29
---------------------------------------------------------------   -----------------    -----------------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     PRODUCTION: Our production for the first quarter of 2002 averaged 35,361 BOE/d, a 33% increase from the first quarter of 2001 average of 26,635 BOE/d and a 1% increase from the fourth quarter of 2001 average of 34,956 BOE/d. Approximately 6,667 BOE/d of the year-over-year increase was attributable to the acquisition of Matrix Oil & Gas, Inc. in July 2001 (the average daily production rate at the time of acquisition), with an additional 859 BOE/d increase in the production from these properties between the date of acquisition and March 31, 2002. Production from the Matrix properties averaged 7,526 BOE/d during the first quarter of 2002, their highest quarterly average production level to date. The balance of the increase came from our CO2 properties, Little Creek and Mallalieu Fields. Production at Little Creek Field, including West Little Creek, increased from 2,096 BOE/d in the first quarter of 2001 to 3,623 BOE/d in the first quarter of 2002 as the tertiary floods continued to respond. Mallalieu Field, another tertiary flood project we purchased in April 2001, began to respond to the injection of CO2 which commenced in the fourth quarter of 2001, increasing from approximately 75 Bbls/d to a quarterly average of 245 Bbls/d. The response at this field is ahead of expectations and has continued to respond subsequent to the quarter end, producing approximately 625 Bbls/d during the month of April 2002. We expect production levels on both of these CO2 properties to continue to increase throughout 2002 and 2003. We also had year-over-year increases on our other offshore properties, including West Cameron 638 and 639 and High Island 520, 521 and 528, which increases aggregated approximately 2,076 BOE/d. These production increases from our CO2 operations and offshore properties were partially offset by general declines in our other two core areas, Eastern Mississippi and Louisiana.

     Our average daily production increased approximately 405 BOE/d over average levels in the immediately preceding fourth quarter of 2001. These increases were primarily from the CO2 and Matrix properties, partially offset by general declines on the properties in Eastern Mississippi and onshore Louisiana.

     Our production for the first quarter of 2002 was almost perfectly balanced, with 50% oil and 50% natural gas, similar to our ratio during the last half of 2001. The Matrix acquisition in July 2001 added predominately natural gas, the primary reason for the change in our overall mix of production. We expect our production to remain close to a 50/50 mix throughout 2002, unless we make an acquisition that is predominately one product.

     Production rates at other significant fields during the first quarter of 2002 included an average of 4,399 BOE/d at Thornwell Field, a 11% increase over production in the first quarter of 2001, but a 10% decrease from production in the fourth quarter of 2001. The majority of the production at Thornwell is short-lived natural gas production and thus volumes can fluctuate significantly from period to period depending on the level of activity, the timing of well completions, etc. Overall, the Thornwell acquisition in October of 2000 has performed well as we have recovered most of our initial cost, yet at year-end 2001 had a remaining reserve value of $34.9 million, based on the SEC pricing of $19.84 per Bbl and $2.57 per MMBtu. Production at our Heidelberg Field averaged 7,702 BOE/d during the first quarter of 2002, a 4% decrease from production levels in the first quarter of 2001 and a 1% decrease from production levels in the fourth quarter of 2001. Overall production from this field is expected to remain relatively flat or slightly decline as the waterfloods appear to have reached a plateau. The natural gas production at Heidelberg is also beginning to decline as a result of our reduced natural gas drilling activity there in late 2001 and 2002. If natural gas prices increase or remain at the current levels, we may consider drilling more natural gas wells at Heidelberg later in 2002 or in 2003.

     OIL AND NATURAL GAS REVENUES: Oil and natural gas revenues for the first quarter of 2002 decreased $24.8 million, or 32%, from the comparable quarter of 2001, and decreased slightly when comparing the first quarter of 2002 with the fourth quarter of 2001. The decrease in oil and natural gas revenues from the first quarter of 2001 is primarily due to the decline in commodity prices which reduced revenues by $53.1 million, or 68%, from levels in the prior year quarter. This decrease was offset in part by an increase in production volumes which increased revenues by $25.7 million, or 33%, and incremental cash receipts from derivative contracts which added revenues of $2.6 million, or 3% of the increase over the first quarter of 2001.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our realized natural gas prices (excluding hedges) for the first quarter of 2002 averaged $2.43 per Mcf, a 68% decrease from the average of $7.67 during the first quarter of 2001, and our realized oil prices (excluding hedges) for the first quarter of 2002 averaged $17.43 per Bbl, a 28% decrease from the $24.18 per Bbl average in the first quarter of 2001. We collected $2.6 million on our commodity hedges in the first quarter of 2002, increasing our average realized natural gas price to $2.65 per Mcf and our average realized oil price to $17.72 per Bbl. We did not have any cash receipts or payments on our commodity hedges in the first quarter of 2001. Natural gas represented 50% of our first quarter of 2002 production on a BOE basis, as compared to only 39% in the first quarter of 2001.

     CO2 OPERATIONS: We received net operating cash flow from our sales of CO2 to other third parties of $1.3 million for the first quarter of 2002 and $801,000 during the two months of ownership in the first quarter of 2001. During the first quarter of 2002 we used approximately 60% of the CO2 produced for our tertiary recovery operations and sold the remainder to other third parties for industrial use.

     PPRODUCTION EXPENSES: Our oil and gas lease operating expenses decreased 7% on a BOE basis between the respective first quarters, and were almost identical between the fourth quarter of 2001 and the first quarter of 2002. The savings were a result of the general increases in production, savings resulting from our ownership of CO2 purchased in February 2001, and the addition of the Matrix natural gas properties in July 2001, as the acquired Matrix properties are predominately natural gas, which typically have a lower per unit operating cost than oil properties. Although expenses were lower on a per BOE basis between the respective first quarters, lease operating expenses increased on a gross basis by $3.0 million, or 24%, primarily as a result of the Matrix acquisition in July 2001.

     Production taxes and marketing expenses were almost identical between the respective first quarters on a gross basis, but decreased 25% on a per BOE basis in 2002, primarily due to the decline in commodity prices, partially offset by an increase in marketing and transportation expenses on the offshore properties acquired from Matrix.

     Production expenses were lowered by approximately $886,000 for the first quarter of 2002 as a result of the CO2 acquisition in February 2001, which lowered our cost for CO2 that we use in our tertiary recovery operations at Little Creek and Mallalieu Fields. Prior to the CO2 acquisition, we were paying approximately $0.25 per thousand cubic feet for CO2. Subsequent to the acquisition, we began allocating the operating expenses of our CO2 field and pipeline between the sales to commercial users and the CO2 used for our own account. This translates into an average operating cost of approximately $0.10 for each thousand cubic feet of CO2 produced during the first quarter of 2002, or a savings of $0.15 per thousand cubic feet of CO2 used by us. The estimated total cost per thousand cubic feet of CO2 for us is approximately $0.15, after inclusion of the depreciation and amortization expense.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       General and Administrative Expenses

     General and administrative ("G&A") expenses decreased 9% on a per BOE basis between the respective first quarters, but increased on a gross basis, all as set forth below:


                                                                 Three Months Ended
                                                                     March 31,
---------------------------------------------------  ------------------------------------------
                                                            2002                   2001
---------------------------------------------------  -------------------    -------------------
NET G&A EXPENSES (THOUSANDS)
     Gross G& A expenses                             $             9,509    $             7,482
     State franchise taxes                                           367                    275
     Operator overhead charges                                    (5,203)                (4,195)
     Capitalized exploration costs                                (1,457)                  (886)
                                                     -------------------    -------------------
         Net G& A expenses                           $             3,216    $             2,676
                                                     -------------------    -------------------

Average G&A cost per BOE                             $              1.01    $              1.11

Employees as of March 31                                             324                    249
---------------------------------------------------  -------------------    -------------------

     Gross G&A expenses increased $2.0 million, or 27%, between the first quarters of 2001 and 2002. The largest components of these increases were salaries, bonus accruals, and other related employee costs, which accounted for approximately $1.8 million of the increase. The increase in employee costs is due to salary increases and employee related additions resulting from our growth and the Matrix acquisition in July 2001. The increase in gross G&A is offset in part by an increase in operator overhead recovery charges and capitalized exploration costs in 2002. Our well operating agreements allow us, when we are the operator, to charge a well with a specified overhead rate during the drilling phase and also charge a monthly fixed overhead rate for each producing well. As a result of the additional operated wells from our recent acquisitions and the new wells added as a result of increased drilling activity during the past year, the amount recovered by us as operator overhead charges increased by 24% between the respective first quarters of 2001 and 2002. Capitalized exploration costs increased between the comparable periods in 2001 and 2002 along with the increase in gross G&A expenses and the additional technical personnel added as part of the Matrix acquisition. The net effect of the increase in gross G&A expenses, operator overhead charges and capitalized exploration costs was a 20% increase in net G&A expense between the first quarters of 2001 and 2002.

     On a BOE basis, G&A costs decreased 9% in the first quarter of 2002 as compared to the first quarter of 2001 due to a higher percentage increase in production than in net G&A expense. As compared to the fourth quarter of 2001, G&A expense per BOE increased by $0.28 (38%), primarily as a result of a $1.0 million reduction in the amount recovered from operator overhead charges as a result of an overall lower level of development and exploration activity.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         Interest and Financing Expenses


                                                              Three Months Ended
                                                                   March 31,
----------------------------------------------------   ---------------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS                2002              2001
----------------------------------------------------   --------------    ---------------
Interest expense                                       $        6,654    $         4,663
Non-cash interest expense                                        (650)              (265)
                                                       --------------    ---------------
Cash interest expense                                           6,004              4,398
Interest and other income                                        (411)                (6)
                                                       --------------    ---------------
       Net cash interest expense                       $        5,593    $         4,392
                                                       --------------    ---------------

Average net cash interest expense per BOE              $         1.76    $          1.83

Average debt outstanding                               $      342,409    $       207,493
----------------------------------------------------   --------------    ---------------

     Interest expense for the first quarter of 2002 increased from levels in the comparable prior year period primarily due to (i) higher average outstanding debt balances during the first quarter of 2002 following the CO2 and Matrix acquisitions in February 2001 and July 2001, respectively, and (ii) the August 2001 issuance of $75 million of Series B 9% Senior Subordinated Notes due 2008 which carries a higher interest rate than 2001 bank debt, offset in part by decreases throughout the year in interest rates on our variable rate bank debt. During 2001 we borrowed $146 million on our bank credit facility to partially fund the Matrix Acquisition ($100 million) and the CO2 Acquisition ($42 million). We repaid $79.1 million of our bank borrowings during 2001 with excess cash flow generated from operations, and repaid $65.9 million in August 2001 with the net proceeds from the issuance of Series B 9% Senior Subordinated Notes due 2008, which closed on August 15, 2001. These notes were issued at a discount, with an estimated yield to maturity of 10 7/8%. During the first quarter of 2002, we borrowed $5.1 million to fund a reduction in our net payables. Interest expense decreased on a per BOE basis between the respective first quarters due to a higher percentage increase in production than in net interest expense.

                  Depletion, Depreciation and Site Restoration


                                                             Three Months Ended
                                                                 March 31,
------------------------------------------------------  ----------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS                2002            2001
------------------------------------------------------  -------------    -----------
Depletion and depreciation                              $      21,216    $    11,744
Depreciation of CO2 assets                                        527              -
Site restoration provision                                        774            282
Depreciation of other fixed assets                                409            319
                                                        -------------    -----------
     Total DD&A                                         $      22,926    $    12,345
                                                        -------------    -----------

Average DD&A cost per BOE                               $        7.20    $      5.15
------------------------------------------------------  -------------    -----------

     Our depletion, depreciation and amortization ("DD&A") rate on a BOE basis increased from $5.15 per BOE for the first quarter of 2001 to $7.20 per BOE for the first quarter of 2002, which was essentially the same as the average DD&A rate per BOE during the second half of 2001. The primary reason for the increase was the acquisition of Matrix Oil & Gas, Inc. in July 2001.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  Income Taxes

                                                                         Three Months Ended
                                                                             March 31,
-----------------------------------------------------------------  ------------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS AND TAX RATES              2002            2001
-----------------------------------------------------------------  --------------  --------------
Income tax provision (thousands)

   Current income tax expense (benefit)                            $         (481) $        2,000
   Deferred income tax expense                                              1,458          13,251
                                                                   --------------  --------------
        Total income tax expense                                   $          977  $       15,251
                                                                   --------------  --------------
Average income tax expense per BOE                                 $         0.31  $         6.36

Effective tax rate                                                          17.7%           37.0%
-----------------------------------------------------------------  --------------  --------------

     Our income tax provision for the respective first quarters was based on an estimated effective tax rate of 37%. For the first quarter of 2002, we also recognized $1.1 million of enhanced oil recovery tax credits that we earned during the quarter from our tertiary recovery projects, which lowered our effective tax rate. Our effective tax rate may vary during the remainder of 2002 as changes in oil and natural gas prices significantly affect our pre-tax operating income and the proportion of pre-tax income to the amount of enhanced oil recovery credits.

     The current income tax credit in the first quarter of 2002 is the result of a recent tax law change that allowed us to offset 100% of our 2001 alternative minimum taxes with our alternative minimum tax net operating loss carryforwards. Prior to the law change, we were able to only offset 90% of our alternative minimum taxes with these carryforwards. This change resulted in a reclassification of tax expense between current and deferred taxes and did not impact our overall effective tax rate.

                                  Per BOE Data

     The following table summarizes the cash flow, DD&A and results of operations on a BOE basis for the comparative periods. Each of the individual components are discussed above.

                                                                 Three Months Ended
                                                                     March 31,
                                                            ----------------------------
Per BOE Data                                                     2002           2001
--------------------------------------------------------    ------------    ------------
  Revenues                                                  $      15.99    $      32.67
  Gain on settlements of derivative contracts                       0.83               -
  Lease operating costs                                            (4.85)          (5.20)
  Production taxes and marketing expenses                          (0.82)          (1.09)
--------------------------------------------------------    ------------    ------------
         Production netback                                        11.15           26.38
  Operating cash flow from CO2 operations                           0.42            0.33
  General and administrative expenses                              (1.01)          (1.11)
  Net cash interest expense                                        (1.76)          (1.83)
  Current income taxes and other                                    0.16           (0.83)
--------------------------------------------------------    ------------    ------------
         Cash flow from operations(1)                               8.96           22.94
  DD&A                                                             (7.20)          (5.15)
  Deferred income taxes                                            (0.46)          (5.53)
  Amortization of derivative contracts and other non-cash
       hedging adjustments                                          0.34           (1.31)
  Other non-cash items                                             (0.21)          (0.12)
--------------------------------------------------------    ------------    ------------
         Net income                                         $       1.43    $      10.83
--------------------------------------------------------    ------------    ------------

(1) Represents cash flow provided by operations, before the changes in assets and liabilities.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Market Risk Management

     We finance some of our acquisitions and other expenditures with fixed and variable rate debt. These debt agreements expose us to market risk related to changes in interest rates. We do not hold or issue derivative financial instruments for trading purposes.

     The following table presents the carrying and fair values of our debt, along with average interest rates. The fair value of our bank debt is considered to be the same as the carrying value because the interest rate is based on floating short-term interest rates. The fair value of the subordinated debt is based on quoted market prices. None of our debt has any triggers or covenants regarding our debt ratings with rating agencies.


                                                           Expected Maturity Dates
---------------------------------------------  ------------------------------------------------   -------------------------
                                                                                                     Total         Fair
Amounts in Thousands                               2002        2003     2004-2007      2008          Value         Value
---------------------------------------------  ------------ ---------- ------------ -----------   -----------   -----------
Variable rate debt:
     Bank debt...............................   $         - $  146,000   $        -  $        -   $   146,000   $   146,000


     The weighted-average interest rate on the bank debt at March 31, 2002 is 3.79%.

Fixed rate debt:
     Subordinated debt.......................   $         - $        -   $        -  $  200,000   $   200,000     $ 194,000

     The interest rate on the subordinated debt is a fixed rate of 9%.

     We enter into various financial contracts to hedge our exposure to commodity price risk associated with anticipated future oil and natural gas production. These contracts have historically consisted of price floors, collars and fixed price swaps. We generally attempt to hedge between 50% and 75% of our anticipated production each year to provide us with a reasonably certain amount of cash flow to cover most of our budget without incurring significant debt. When we make an acquisition, we attempt to hedge 75% to 100% of the forecasted production for the next year or two following the acquisition in order to help provide us with a minimum return on our investment. Most of our recent hedging activity has been the purchase of puts or price floors; however, we will also use instruments like collars if we think that the ceiling prices are high enough that we are not giving up a significant portion of the potential upside. All of the mark-to-market valuations used for our financial derivatives are provided by external sources and are based on prices that are actively quoted. We manage and control market and counterparty credit risk through established internal control procedures which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification.

Oil Hedges Historical Data

     During 2000, we purchased a $22.00 price floor on our 2001 production covering 12,800 Bbls/d at an aggregate cost of $1.8 million. This contract covered approximately 75% of our anticipated 2001 oil production, excluding any anticipated production from acquisitions. During the first quarter of 2001, we did not collect anything on this price floor.

     During July 2001, we acquired a $21.00 price floor on 10,000 Bbls/d for 2002 production at an aggregate cost of approximately $4.7 million. This price floor covers approximately 60% of our anticipated oil production for 2002. During the first quarter of 2002, we collected $0.4 million on this price floor, recorded as part of the "Gain on settlements of derivative contracts" in the Company's Condensed Consolidated Statement of Operations.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Natural Gas Hedges Historical Data

     During 2000, we purchased a $2.80 price floor on our 2001 production covering 37,500 MMBtu/d at an aggregate cost of $0.8 million. This contract covered approximately 75% of our anticipated 2001 natural gas production, excluding any anticipated production from acquisitions. During the first quarter of 2001, we did not collect anything on this price floor.

     At the same time that we acquired Thornwell Field, we purchased price floors for these predominately natural gas properties that we acquired in the fourth quarter of 2000. The price floors covered nearly all of the anticipated proven natural gas production from these properties for 2001 and 2002. These floors cost $2.5 million with varying volumes and price floors each quarter for 2001 and 2002. During the first quarter of 2001, we did not collect anything on this price floor, but during the first quarter of 2002, we collected $600,000 from these price floors, recorded as part of the "Gain on settlements of derivative contracts" in the Company's Condensed Consolidated Statement of Operations.

     For the Matrix properties acquired in July 2001 (see Note 5), we attempted to protect our investment with the purchase of price floors covering nearly all of the forecasted proven natural gas production through December 2003. When Enron filed for bankruptcy during the fourth quarter of 2001 our hedges with Enron ceased to qualify for hedge accounting treatment as required by Financial Accounting Standards No. 133, and the accounting treatment changed at that point in time. This change meant that any changes in the current market value of these assets must be reflected in our income statement and any remaining accumulated other comprehensive income (part of equity) left at the time of the accounting change must be recognized over the original periods the hedging contracts were to expire. To adjust the Enron hedges down to the current market value, which we determined to be the amount that we sold the claims for in February 2002, we took a pre-tax write down of $24.4 million in the fourth quarter of 2001. The accumulated other comprehensive income previously recorded as part of the mark-to-market value adjustment each quarter remained to be recognized over 2002 and 2003, the periods during which these hedges would have expired. The result is that we will have pre-tax income attributable to these Enron hedges during 2002 of approximately $13.4 million and pre-tax income during 2003 of approximately $5.1 million as we reclassify the balance in accumulated other comprehensive income relating to these hedges. The three year total pre-tax net loss will be approximately $5.9 million, which approximates the difference between the amount collected and paid for the Enron portion of the Matrix price floors. During the first quarter of 2002, we recorded pre-tax income of $3.7 million related to the Enron hedges in "Amortization of derivative contracts and other non-cash hedging adjustments" in our Condensed Consolidated Statement of Operations.

     Subsequent to the Enron bankruptcy, we purchased additional hedges to protect against any further deterioration in natural gas prices. These have a floor price of $2.50 per MMBtu and an average ceiling price of around $4.15 per MMBtu and cover not only the anticipated gas production from the Matrix properties, but a substantial portion of our other natural gas production as well. Overall, these hedges, which were purchased from four different financial institutions, cover approximately 85% of our then forecasted total 2002 natural gas production. We collected additional revenue of $1.6 million during the first quarter of 2002 from these natural gas hedges which is recorded in "Gain on settlements of derivative contracts" in our Condensed Consolidated Statement of Operations.

     In February 2002 we acquired no-cost collars covering 70 MMcf/d during calendar 2003 with a floor price of $2.75 per MMBtu and a weighted average ceiling price of $4.025 per MMBtu. Although we have not completed our forecast for 2003, we expect that these hedges will cover between 50% and 75% of our anticipated 2003 natural gas production.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hedges as of March 31, 2002

     The following table lists all of our individual hedges in place as of March 31, 2002.


                       Volume      Floor                                           Volume     Floor     Ceiling
             Period   Per Day      Price                              Period      Per Day     Price      Price
        -----------------------------------                       -------------- --------------------------------

 Oil Price Floors (Bbls/d):                                  Gas Price Collars (MMBtu/d):
                                                                       2002          40,000      $2.50      $4.10
           2002       10,000         $21.00                            2002          25,000      $2.50      $4.20
                                                                       2002          25,000      $2.50      $4.17
 Gas Price Floors (MMBtu/d):
           Q2 -2002    3,775         $ 3.40                            2003          45,000      $2.75      $4.00
           Q3 -2002    2,873         $ 3.38                            2003          25,000      $2.75      $4.07
           Q4 -2002    2,135         $ 3.38

     At March 31, 2002, our derivative contracts were recorded at their fair value, which was a net liability of approximately $10.1 million, a decrease of approximately $33.6 million from the $23.5 million fair value asset recorded as of December 31, 2001. This change is the result of a decrease in the fair market value of our hedges due to an increase in oil and natural gas commodity prices between December 31, 2001 and March 31, 2002, to the settlement received from our former Enron hedge positions in February 2002, and to the expiration of certain derivative contracts in the first quarter of 2002 for which we recorded amortization expense of $2.6 million.

     The balance in accumulated other comprehensive loss of $1.9 million at March 31, 2002, represents the deficit in the fair market value of our contracts as compared to the cost of our hedges, net of related income taxes, and also includes the remaining accumulated other comprehensive income relating to the Enron hedges, as these assets no longer qualify for hedge accounting treatment due to the Enron bankruptcy. The remaining accumulated other comprehensive income relating to these Enron hedges will be reclassified in 2002 and 2003, during the periods that the hedges would have otherwise expired. Of the $1.9 million in accumulated other comprehensive loss as of March 31, 2002, $7.4 million of the deficit relates to current hedging contracts that will expire within the next 12 months and $7.0 million relates to future income associated with former Enron hedging contracts that will be reclassified out of accumulated other comprehensive loss during the next 12 months.

     Based on NYMEX natural gas futures prices at March 31, 2002, we would expect future cash receipts of $27,000 on our natural gas commodity hedges. If natural gas futures prices were to decline by 10%, the amount we would expect to receive under our natural gas commodity hedges would increase to $256,000, and if futures prices were to increase by 10% we would expect to pay $3.1 million. We do not expect to pay or receive any funds on our crude oil commodity hedges based on NYMEX oil futures prices at March 31, 2002. If crude oil futures prices were to increase or decrease by 10% we would still not expect to receive anything under our crude oil commodity price floor hedges.

                             DENBURY RESOURCES INC.


                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          Critical Accounting Policies

     For a discussion of our critical accounting policies, which are related to property, plant and equipment and to hedging activities, and which remain unchanged, see our annual report on Form 10-K for the year ended December 31, 2001.

                           Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward- looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "budgeted," "expect," "predict," "anticipate," "projected," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and our financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for our oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

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

                           Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None.

Item 6.  Exhibits and Reports on Form 8-K during the First Quarter of 2002
--------------------------------------------------------------------------

     Exhibits:
     --------

         15* Letter from Independent Accountants as to unaudited interim financial information.

     * Filed herewith.

     Reports on Form 8-K:
     --------------------

     On March 21, 2002, Denbury announced that it would de-list from the Toronto Stock Exchange, effective April 15, 2002, citing low trading volume and a declining number of Canadian shareholders.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               DENBURY RESOURCES INC.
                                                   (Registrant)



                                       By: /s/ Phil Rykhoek
                                           ------------------------------------
                                           Phil Rykhoek
                                           Chief Financial Officer



                                       By: /s/ Mark C. Allen
                                           ------------------------------------
                                           Mark C. Allen
                                           Chief Accounting Officer & Controller


Date: May 13, 2002