Form 10-Q
period 2002-06-30
DENBURY RESOURCES INC
filed 2002-08-14
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                        --------------------------------

(Mark One)
    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                           Outstanding at July 31, 2002
                  -----                           ----------------------------

         Common Stock, $.001 par value                     53,338,471

                             DENBURY RESOURCES INC.

                                      INDEX

                                                                                                 Page
Part I.  Financial Information
------------------------------

     Item 1. Financial Statements

         Independent Accountants' Report                                                          3

         Condensed Consolidated Balance Sheets at June 30, 2002 (Unaudited)
               and December 31, 2001                                                              4

         Condensed Consolidated Statements of Operations for the Three and Six Months
               Ended June 30, 2002 and 2001 (Unaudited)                                           5

         Condensed Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2002 and 2001 (Unaudited)                                           6

         Notes to Condensed Consolidated Financial Statements                                     7-18

     Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                    19-34

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          34


 Part II.  Other Information
 ---------------------------

     Item 4.  Submission of Matters to a Vote of Security Holders                                 34

     Item 6.  Exhibits and Reports on Form 8-K                                                    35

     Signatures                                                                                   36

                          Part I. Financial Information



Item 1.  Financial Statements
-----------------------------

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of Denbury Resources Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Denbury Resources Inc. and subsidiaries (the "Company") as of June 30, 2002, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2002 and 2001 and cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP

Dallas, Texas
August 7, 2002

                                                       DENBURY RESOURCES INC.

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Amounts in thousands except share amounts)


                                                                                     June 30,        December 31,
                                                                                       2002              2001
                                                                                 ----------------   ---------------
                                                                                   (Unaudited)

                                                Assets
Current assets
   Cash and cash equivalents                                                      $     20,175        $    23,496
   Accrued production receivables                                                       29,006             22,823
   Trade and other receivables                                                          13,779             32,512
   Derivative assets                                                                       628             23,458
   Deferred tax asset                                                                   15,134                989
                                                                                  ------------        -----------
        Total current assets                                                            78,722            103,278
                                                                                  ------------        -----------

Property and equipment
   Oil and natural gas properties (using full cost accounting)
        Proved                                                                       1,142,504          1,098,263
        Unevaluated                                                                     48,767             44,521
   CO2 properties and equipment                                                         51,858             45,555
   Less accumulated depletion and depreciation                                        (565,071)          (520,332)
                                                                                  ------------        -----------
        Net property and equipment                                                     678,058            668,007
                                                                                  ------------        -----------

Investment in Genesis Energy, Inc.                                                       2,060                  -
Other assets                                                                            21,512             18,703
                                                                                  ------------        -----------

           Total assets                                                           $    780,352        $   789,988
                                                                                  ============        ===========

                                 Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued liabilities                                       $     33,224        $    66,491
   Oil and gas production payable                                                       13,409             13,447
   Derivative liabilities                                                                7,543                  -
                                                                                  ------------        -----------
        Total current liabilities                                                       54,176             79,938
                                                                                  ------------        -----------

Long-term liabilities
   Long-term debt                                                                      330,394            334,769
   Provision for site reclamation costs                                                  5,666              4,318
   Derivative liabilities                                                                5,452                  -
   Deferred tax liability                                                               30,265             18,422
   Other                                                                                 3,381              3,373
                                                                                  ------------        -----------
        Total long-term liabilities                                                    375,158            360,882
                                                                                  ------------        -----------

Stockholders' equity
   Preferred stock, $.001 par value, 25,000,000 shares authorized; none
       issued and outstanding                                                                -                  -
   Common stock, $.001 par value, 100,000,000 shares authorized;
      53,337,376 and 52,956,825 shares issued and outstanding at June 30,
      2002 and December 31, 2001, respectively                                              53                 53
   Paid-in capital in excess of par                                                    394,079            391,557
   Accumulated deficit                                                                 (38,626)           (56,670)
   Accumulated other comprehensive income (loss)                                        (4,488)            14,228
                                                                                  ------------        -----------
        Total stockholders' equity                                                     351,018            349,168
                                                                                  ------------        -----------

        Total liabilities and stockholders' equity                                $    780,352        $   789,988
                                                                                  ============        ===========

                      (See accompanying notes to Condensed Consolidated Financial Statements)

                                                       DENBURY RESOURCES INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Amounts in thousands except per share amounts)
                                                             (Unaudited)


                                                            Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                        ---------------------------    -------------------------
                                                            2002          2001             2002         2001
                                                        ------------- -------------    ------------ ------------
Revenues
   Oil, natural gas and related product sales           $      71,114 $      65,123    $    122,024 $    143,438
   CO2 sales                                                    1,896         1,424           3,386        2,283
   Gain on settlements of derivative contracts                     12           618           2,648          618
   Interest and other income                                      411           242             822          248
                                                        ------------- -------------    ------------ ------------
           Total revenues                                      73,433        67,407         128,880      146,587
                                                        ------------- -------------    ------------ ------------

Expenses
   Lease operating costs                                       17,124        12,417          32,552       24,887
   Production taxes and marketing expenses                      3,297         2,532           5,911        5,140
   CO2 operating costs                                            362           277             529          335
   General and administrative                                   2,933         2,004           5,782        4,405
   Interest                                                     6,572         4,582          13,226        9,245
   Depletion and depreciation                                  24,205        12,648          47,131       24,993
   Amortization of derivative contracts and other
       non-cash hedging adjustments                            (1,012)          724          (2,093)       3,864
   Franchise taxes                                                361           300             728          575
                                                        ------------- -------------    ------------ ------------
            Total expenses                                     53,842        35,484         103,766       73,444
                                                        ------------- -------------    ------------ ------------

Equity in net income of Genesis Energy, Inc.                       20             -              20            -
                                                        ------------- -------------    ------------ ------------

Income before income taxes                                     19,611        31,923          25,134       73,143

Income tax provision (benefit)
   Current income taxes                                            33           400            (448)       2,400
   Deferred income taxes                                        6,080        11,412           7,538       24,663
                                                        ------------- -------------    ------------ ------------

Net income                                              $      13,498 $      20,111    $     18,044 $     46,080
                                                        ============= =============    ============ ============

Net income per common share

   Basic                                                $        0.25 $        0.44    $       0.34 $       1.00
   Diluted                                                       0.25          0.42            0.33         0.97



Weighted average common shares outstanding
   Basic                                                       53,158        46,132          53,077       46,072
   Diluted                                                     54,301        47,322          54,024       47,262

                      (See accompanying notes to Condensed Consolidated Financial Statements)

                                                       DENBURY RESOURCES INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Amounts in thousands)
                                                             (Unaudited)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                             ----------------------------------
                                                                                 2002                  2001
                                                                             -------------         ------------
Cash flow from operating activities:
   Net income                                                                $      18,044         $     46,080
   Adjustments needed to reconcile to net cash flow provided by operations:
       Depreciation, depletion and amortization                                     47,131               24,993
       Amortization of derivative contracts and other non-cash hedging
         adjustments                                                                (2,093)               3,865
       Deferred income taxes                                                         7,538               24,663
       Amortization of debt issue costs and other                                    1,327                  575
                                                                             -------------         ------------
                                                                                    71,947              100,176
   Changes in assets and liabilities:
       Accrued production receivable                                                (6,183)               9,303
       Trade and other receivables                                                  20,105              (15,031)
       Derivative assets and liabilities                                             7,836              (17,967)
       Other assets                                                                 (1,582)                   -
       Accounts payable and accrued liabilities                                    (33,267)              18,637
       Oil and gas production payable                                                  (38)               1,857
       Other liabilities                                                              (214)                   -
                                                                             -------------         ------------

Net cash provided by operations                                                     58,604               96,975
                                                                             -------------         ------------

Cash flow used for investing activities:
       Oil and natural gas expenditures                                            (49,650)             (70,469)
       Acquisitions of oil and gas properties                                       (2,268)              (1,755)
       Investment in Genesis Energy, Inc.                                           (2,040)                   -
       Acquisitions of CO2 assets and capital expenditures                          (5,934)             (42,001)
       Increase in restricted cash                                                  (3,543)                (187)
       Proceeds from disposition of oil and natural gas properties                   4,552                    -
       Net purchases of other assets                                                  (315)                (870)
                                                                             -------------         ------------

Net cash used for investing activities                                             (59,198)            (115,282)
                                                                             -------------         ------------

Cash flow from financing activities:
       Bank repayments                                                             (10,000)             (13,130)
       Bank borrowings                                                               5,130               31,000
       Issuance of common stock                                                      2,143                1,605
       Costs of debt financing                                                           -                 (125)
                                                                             -------------         ------------

Net cash provided by (used for) financing activities                                (2,727)              19,350
                                                                             -------------         ------------

Net increase (decrease) in cash and cash equivalents                                (3,321)               1,043

Cash and cash equivalents at beginning of period                                    23,496               22,293
                                                                             -------------         ------------

Cash and cash equivalents at end of period                                   $      20,175         $     23,336
                                                                             =============         ============

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                               $      12,120         $      8,011
      Cash paid (refunded) during the period for income taxes                       (1,305)               1,704

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

     The financial data for the three and six month periods ended June 30, 2002 and 2001, included herein, have been subjected to a limited review by Deloitte & Touche LLP, Denbury's independent accountants. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management of Denbury, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of June 30, 2002 and the consolidated results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001. Certain prior period items have been reclassified to make the classification consistent with this quarter.

     On May 14, 2002, a subsidiary of the Company acquired Genesis Energy, Inc., the general partner of Genesis Energy, L.P., a publicly traded master limited partnership engaged in crude oil gathering, marketing and transportation. The Company is accounting for its ownership and interest in Genesis Energy, L.P. under the equity method of accounting. See Note 6, "Acquisition of Genesis
Energy, L.L.C.," for further data regarding this acquisition and summary financial information for Genesis.

Net Income per Common Share

     Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options and any other convertible securities outstanding. For the three and six month periods ended June 30, 2002 and 2001, there were no adjustments to net income for purposes of calculating diluted net income per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three and six month periods ended June 30, 2002 and 2001(shares in thousands).

                                                  Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                            ------------------------------   ----------------------------
                                                  2002           2001             2002           2001
                                            --------------  --------------   -------------   ------------
Weighted average common shares - basic              53,158          46,132          53,077         46,072

Potentially dilutive securities:
     Stock options                                   1,143           1,190             947          1,190
                                            --------------  --------------   -------------   ------------

Weighted average common shares - diluted            54,301          47,322          54,024         47,262
                                            ==============  ==============   =============   ============

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     For the three and six months ended June 30, 2002, additional options outstanding to purchase 1.7 million and 2.3 million shares of common stock, respectively, were excluded from the diluted net income per common share calculations as the exercise prices of these options exceeded the average market price of the Company's common stock during these periods. For the three and six months ended June 30, 2001, additional options outstanding to purchase 1.3 million shares of common stock were excluded from the diluted net income per common share calculations as the exercise prices of these options exceeded the average market price of the Company's common stock during these periods.

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 but retains its fundamental provisions for the (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes other pronouncements which currently do not affect the Company. SFAS No. 144 was effective for the Company beginning January 1, 2002 and has not had any impact on the Company's financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact of this new standard.

 2.  NOTES PAYABLE AND LONG-TERM INDEBTEDNESS

                                                                                    June 30,         December 31,
                                                                                      2002               2001
                                                                                 ---------------    ---------------
                                                                                       (Amounts in thousands)
                                                                                   (Unaudited)
Senior bank loan                                                                 $       136,000    $       140,870
9% Senior Subordinated Notes Due 2008                                                    125,000            125,000
9% Series B Senior Subordinated Notes Due 2008                                            75,000             75,000
Discount on 9% Series B Senior Subordinated Notes Due 2008                                (5,606)            (6,101)
                                                                                 ---------------    ---------------
          Total long-term debt                                                   $       330,394    $       334,769
                                                                                 ===============    ===============

     The Company's bank credit facility provides for a semi-annual redetermination of the borrowing base on April 1st and October 1st. At the April 1, 2002 redetermination, the Company's borrowing base was reaffirmed at $220 million, leaving the Company with a borrowing capacity on its bank credit line of approximately $84 million as of June 30, 2002.

                                                       DENBURY RESOURCES INC.

                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   COMPREHENSIVE INCOME

     The following tables present comprehensive income for the three and six months ended June 30, 2002.

                                                                                         Three Months Ended
(Amounts in thousands)                                                                      June 30, 2002
                                                                                 -----------------------------------
Accumulated other comprehensive income - March 31, 2002                                               $       (1,919)
Net income                                                                       $        13,498
Other comprehensive income - net of tax
         Reclassification adjustments related to derivative contracts                     (2,245)
         Amortization of derivative contracts                                              1,607
         Change in fair value of outstanding hedging positions                            (1,931)
                                                                                 ---------------
Total other comprehensive income                                                          (2,569)             (2,569)
                                                                                 ---------------      --------------
Comprehensive income                                                             $        10,929
                                                                                 ===============
Accumulated other comprehensive income - June 30, 2002                                                $       (4,488)
                                                                                                      ==============

                                                                                          Six Months Ended
(Amounts in thousands)                                                                      June 30, 2002
                                                                                 -----------------------------------
Accumulated other comprehensive income - December 31, 2001                                            $       14,228
Net income                                                                       $        18,044
Other comprehensive income - net of tax
       Reclassification adjustments related to derivative contracts                       (4,546)
       Amortization of derivative contracts                                                3,227
       Change in fair value of outstanding hedging positions                             (17,397)
                                                                                 ---------------
Total other comprehensive income                                                         (18,716)            (18,716)
                                                                                 ---------------      --------------
Comprehensive income                                                             $          (672)
                                                                                 ===============
Accumulated other comprehensive income - June 30, 2002                                                $       (4,488)
                                                                                                      ==============

                                                       DENBURY RESOURCES INC.

                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following tables present comprehensive income for the three and six months ended June 30, 2001.

                                                                                         Three Months Ended
(Amounts in thousands)                                                                      June 30, 2001
                                                                                 -----------------------------------
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
                                                                                                      ==============

                                                                                          Six Months Ended
(Amounts in thousands)                                                                      June 30, 2001
                                                                                 -----------------------------------

Accumulated other comprehensive income - December 31, 2000                                            $              -
Net income                                                                       $        46,080
Other comprehensive income - net of tax
         Cumulative effect of change in accounting principle - January 1, 2001             1,012
         Reclassification adjustments related to derivative contracts                       (856)
         Change in fair value of outstanding hedging positions                             9,613
                                                                                 ---------------
Total other comprehensive income                                                           9,769               9,769
                                                                                 ---------------      --------------
Comprehensive income                                                             $        55,849
                                                                                 ===============
Accumulated other comprehensive income - June 30, 2001                                                $        9,769
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

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the change in fair value is recognized in earnings. If the derivative qualifies for hedge accounting, the change in fair value of the derivative is recognized in other comprehensive income (equity) assuming that the hedge is effective. In order for a hedge to be effective and qualify for hedge accounting, the changes in fair value or cash flows of the hedging instruments and the hedged items must have a high degree of correlation.

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     In the second quarter of 2001, the FASB amended its original guidance to allow companies to amortize the cost of net purchased options over the period of the applicable contract. As a result, since the second quarter of 2001 the Company has been amortizing its derivative contract premiums over the periods during which the contracts expire. During the second quarter and first six months of 2002, this resulted in the amortization of $2.6 million and $5.1 million of derivative contract premiums, respectively. This amortization was offset by pre-tax income, representing the reversal of accumulated other comprehensive income relating to the hedges purchased from Enron in 2001 that remained at the time that hedge accounting was discontinued, in the amounts of $3.6 million and $7.2 million for the three and six months ended June 30, 2002, respectively. The accumulated other comprehensive income related to these former Enron hedges is being amortized into pre-tax income over the original expected life of the hedges (i.e. through December 2003). See "Natural Gas Hedges Historical Data" below for a full discussion of the impact of these hedges purchased from Enron.

Oil Hedges Historical Data

     During 2000, the Company purchased a $22.00 price floor on its 2001 production covering 12,800 Bbls/d at an aggregate cost of $1.8 million. This contract covered approximately 75% of the Company's anticipated 2001 oil production, excluding any anticipated production from acquisitions. During the first half of 2001, nothing was collected on this price floor.

     During July 2001, the Company purchased a $21.00 price floor on 10,000 Bbls/d for 2002 production at an aggregate cost of approximately $4.7 million. This price floor covered approximately 60% of the Company's then anticipated oil production for 2002. During the first quarter of 2002, $0.4 million was collected on this price floor, which was recorded as part of the "Gain on settlements of derivative contracts" in the Company's Condensed Consolidated Statement of Operations. Nothing was collected on this contract during the second quarter of 2002.

     In May 2002, the Company acquired collars with three different financial institutions covering 10,000 Bbls/d during calendar 2003 with a floor price of $20.00 per barrel and a ceiling price of $30.00 per barrel. It is expected that these hedges will cover between 40% and 60% of the Company's current expectations for 2003 oil production.

     In June 2002, the Company acquired oil hedges from two different financial institutions to hedge through 2004 almost 100% of the forecasted proved developed oil production from the pending COHO acquisition. The oil hedges are no-cost swaps with an average fixed price of $24.26 per barrel during calendar 2003 and an average fixed price of $22.94 per barrel during calendar 2004. In addition, the Company supplemented COHO's 2002 oil hedges the Company expects to receive as part of the COHO asset purchase, by acquiring an oil swap for the fourth quarter of 2002 covering 2,750 Bbls/d at a fixed price of $25.50 per barrel.

Natural Gas Hedges Historical Data

     During 2000, the Company purchased a $2.80 price floor on its 2001 production covering 37,500 MMBtu/d at an aggregate cost of $0.8 million. This contract covered approximately 75% of the Company's then anticipated 2001 natural gas production, excluding any anticipated production from acquisitions. During the first half of 2001, nothing was collected on this price floor.

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Concurrent with the acquisition of Thornwell Field, the Company purchased price floors for these predominately natural gas properties in the fourth quarter of 2000. The price floors covered nearly all of the anticipated proven natural gas production from these properties for 2001 and 2002. These floors cost $2.5 million with varying volumes and price floors each quarter for 2001 and 2002. During the first quarter of 2001, nothing was collected on these price floors, but during the first quarter of 2002, approximately $594,000 was collected from these price floors, recorded as part of the "Gain on settlements of derivative contracts" in the Company's Condensed Consolidated Statement of Operations. During the second quarter of 2001 and 2002, approximately $9,000 and $12,000 were collected from these price floors, respectively.

     For the  Matrix  properties  acquired  in July 2001 (see also "Note 5") the
Company purchased price floors covering nearly all of the forecasted proven natural gas production through December 2003. During the second quarter of 2001, the Company collected approximately $609,000 on these price floors. When Enron filed for bankruptcy during the fourth quarter of 2001, the Company's hedges with Enron ceased to qualify for hedge accounting treatment as required by Financial Accounting Standards No. 133, and the accounting treatment changed at that point in time. This change meant that any change in the current market value of these assets must be reflected in the Company's income statement and any remaining accumulated other comprehensive income (part of equity) left at the time of the accounting change must be recognized over the original periods the hedging contracts were to expire. To adjust the Enron hedges down to the current market value, which was determined to be the amount the claims were sold for in February 2002, the Company recorded a pre-tax write down of $24.4 million in the fourth quarter of 2001. The accumulated other comprehensive income previously recorded as part of the mark-to-market value adjustment each quarter remained to be recognized over 2002 and 2003, the periods during which these hedges would have expired. The result is that the Company will recognize pre-tax income attributable to these Enron hedges during 2002 of approximately $13.4 million and recognize pre-tax income during 2003 of approximately $5.1 million as the balance in accumulated other comprehensive income relating to these hedges is reclassified. The three year total pre-tax net loss will be approximately $5.9 million, which approximates the difference between the amount collected and paid for the Enron portion of the Matrix price floors. During the second quarter and first six months of 2002, the Company recognized pre-tax income of $3.6 million and $7.2 million, respectively, related to the Enron hedges in "Amortization of derivative contracts and other non-cash hedging adjustments" in the Company's Condensed Consolidated Statement of Operations.

     Subsequent to the Enron bankruptcy, the Company purchased additional hedges to protect against any further deterioration in natural gas prices. These have a floor price of $2.50 per MMBtu and an average ceiling price of around $4.15 per MMBtu and cover not only the then anticipated gas production from the Matrix properties, but a substantial portion of the Company's other natural gas production as well. Overall, these hedges, which were purchased from four different financial institutions, cover approximately 75% of the Company's then forecasted total 2002 natural gas production. In the first quarter of 2002, the Company collected $1.6 million from these natural gas hedges which is recorded in "Gain on settlements of derivative contracts" in the Company's Condensed Consolidated Statement of Operations. Nothing was collected during the second quarter of 2002.

     In February 2002 the Company acquired no-cost collars from three different financial institutions covering 70,000 MMBtu/d during calendar 2003 with a floor price of $2.75 per MMBtu and a weighted average ceiling price of $4.025 per MMBtu. The Company expects that these hedges will cover between 50% and 75% of its currently anticipated 2003 natural gas production.

                                                       DENBURY RESOURCES INC.

                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Hedges as of June 30, 2002

     The following table lists all of the Company's individual hedges in place as of June 30, 2002.

Crude Oil Contracts:
 ------------------
                                                               NYMEX Contract Prices Per Bbl
                                                  -------------------------------------------------------
                                                                                      Collar Prices              Estimated
                                                                                -------------------------      Fair Value at
Type of Contract and Period          Bbls/day      Swap Price    Floor Price       Floor        Ceiling       June 30, 2002
-------------------------------    ------------   ------------   ------------   -----------   -----------   -----------------
Floor Contracts                                                                                                (thousands)
   July 2002 - Dec. 2002                 10,000   $          -   $      21.00   $         -   $         -   $             496
Swap Contracts
   Oct. 2002 - Dec. 2002                  2,750   $      25.50   $          -   $         -   $         -   $               -
   Jan. 2003 - Dec. 2003                  2,500          24.22              -             -             -                   -
   Jan. 2003 - Dec. 2003                  2,000          24.30              -             -             -                   -
   Jan. 2004 - Dec. 2004                  2,500          22.89              -             -             -                   -
   Jan. 2004 - Dec. 2004                  2,000          23.00              -             -             -                   -
Collar Contracts
   Jan. 2003 - Dec. 2003                 10,000   $          -   $          -   $     20.00   $     30.00   $              47

Natural Gas Contracts:
----------------------
                                                               NYMEX Contract Prices Per MMBtu
                                                    ------------------------------------------------------
                                                                                        Collar Prices           Estimated
                                                                                   -----------------------    Fair Value at
Type of Contract and Period         MMBtu/d        Swap Price     Floor Price      Floor       Ceiling        June 30, 2002
-------------------------------  --------------   ------------   -------------- ----------   -----------    -----------------
Floor Contracts                                                                                                (thousands)
   July 2002 - Sept. 2002                 2,873   $          -   $       3.38   $        -   $          -   $              50
   Oct. 2002 - Dec. 2002                  2,135              -           3.38            -              -                  59
Collar Contracts
   July 2002 - Dec. 2002                 40,000   $          -   $          -   $     2.50   $       4.10   $            (788)
   July 2002 - Dec. 2002                 25,000              -              -         2.50           4.20                (766)
   July 2002 - Dec. 2002                 25,000              -              -         2.50           4.17                (502)
   Jan. 2003 - Dec. 2003                 45,000              -              -         2.75           4.00              (6,914)
   Jan. 2003 - Dec. 2003                 25,000              -              -         2.75           4.07              (3,673)

     At June 30, 2002, the Company's derivative contracts were recorded at their fair value, which was a net liability of approximately $12.0 million, a decrease of approximately $35.5 million from the $23.5 million fair value asset recorded as of December 31, 2001. This change is the result of (i) a decrease in the fair market value of the Company's hedges due to an increase in oil and natural gas commodity prices between December 31, 2001 and June 30, 2002, (ii) the liquidation of the Company's Enron hedge positions in February 2002, and (iii) the expiration of certain derivative contracts in the first six months of 2002 for which the Company recorded amortization expense of $5.1 million.

     The balance in accumulated other comprehensive loss of $4.5 million at June 30, 2002, represents the deficit in the fair market value of the Company's derivative contracts as compared to the cost of the hedges, net of related income taxes, and also includes the remaining accumulated other comprehensive income relating to the Enron hedges, as these assets are no longer accounted for with hedge accounting treatment due to the Enron bankruptcy. The remaining accumulated other comprehensive income relating to these Enron hedges will be reversed in 2002 and 2003, during the

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

periods that the hedges would have otherwise expired. Of the $4.5 million in accumulated other comprehensive loss as of June 30, 2002, $7.7 million of the deficit relates to current hedging contracts that will expire within the next 12 months and $2.3 million relates to contracts which expire subsequent to June 30, 2003. Other comprehensive loss also includes $5.5 million related to future income associated with former Enron hedging contracts that will be reclassified out of accumulated other comprehensive loss during the next twelve months.

5.   ACQUISITION OF MATRIX OIL AND GAS, INC.

     On July 10, 2001, the Company completed the acquisition of Matrix Oil & Gas, Inc.("Matrix"), an independent oil and gas company based in Covington, Louisiana. Under the merger agreement, Denbury paid a total of approximately $158.5 million, comprised of $99.3 million (63%) in cash and $59.2 million (37%) in the form of 6.6 million shares of Denbury's common stock. The purchase price may be adjusted on a post-closing basis under certain provisions of the acquisition agreement. The Company expects that any remaining adjustments to the purchase price, principally based upon potential post-closing adjustments for liabilities and contingencies of Matrix for periods prior to the closing date, will be determined within the next few months. The acquired operations of Matrix were reflected in the Company's financial statements beginning July 1, 2001.

     The following pro forma information reflects the consolidated results of operations for the three and six month periods ended June 30, 2001, based upon adjustments to the historical financial statements of the Company and the historical financial statements of Matrix to give effect to the acquisition by the Company as if such acquisition had occurred on January 1, 2001 (in thousands, except per share data):


                                   Three Months         Six Months
                                       Ended               Ended
                                   June 30, 2001       June 30, 2001
                                  ---------------    -----------------
Operating revenues                $        84,390    $         186,018
Net income                                 21,250               52,344


Income per common share:
   Basic                          $          0.40    $            0.99
   Diluted                                   0.39                 0.97


6.   ACQUISITION OF GENESIS ENERGY, L.L.C.

     On May 14, 2002, a subsidiary of the Company acquired Genesis Energy, L.L.C. (which was converted to Genesis Energy, Inc.), the general partner of Genesis Energy, L.P. ("Genesis"), a publicly traded master limited partnership, for total consideration, including expenses and commissions, of approximately $2.0 million. Genesis is engaged in two primary lines of business: crude oil gathering and marketing and pipeline transportation primarily in Mississippi, Texas, Alabama and Florida.

     The general partner the Company acquired owns 2% of Genesis and the Company is accounting for its ownership in Genesis under the equity method of accounting. The Company has significant influence over the limited partnership as a result of its ownership of the general partner interest, but because of the terms of the partnership agreement, does not meet the criteria for control which would require the Company to consolidate the limited partnership. The Company's equity in Genesis' net income for the second quarter of 2002 was $20,000, representing 2% of Genesis' net income from May 15, 2002 through June 30, 2002. Summarized financial information of Genesis has been provided as supplemental data below. Genesis Energy, Inc., the 100% owned general partner, has guaranteed the bank debt of

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Genesis, which as of June 30, 2002, was $1.5 million, plus $27.5 million outstanding letters of credit of which $5.9 million were for purchases from Denbury. There are no other guarantees by Denbury or any of its other subsidiaries of the debt of Genesis or of Genesis Energy, Inc. The Company's investment of $2.0 million exceeded its percentage of net equity in the limited partnership at the time of acquisition by approximately $830,000, which represents goodwill and is not subject to amortization.

     Genesis has historically been a purchaser of crude oil from the Company and future purchases of the Company's crude oil by Genesis are anticipated. For the period from May 15, 2002 through June 30, 2002, the Company recorded sales to Genesis of $3.4 million and at June 30, 2002, had a production receivable from Genesis for $2.2 million. For the year ended December 31, 2001, Genesis purchased approximately 17% of the Company's crude oil production and accounted for 8% of the Company's total oil and natural gas revenues.

     Summarized financial information of Genesis Energy L.P. is as follows (amounts in thousands):


                                      Three Months               Six Months
                                         Ended                     Ended
                                     June 30, 2002              June 30, 2002
                                 ---------------------     -----------------------
Revenues                         $             240,769     $               480,008
Cost of sales                                  234,547                     468,348
Other expenses                                   4,116                       8,240
                                 ---------------------     -----------------------
Net income                       $               2,106     $                 3,420
                                 =====================     =======================

                                       June 30,                  December 31,
                                         2002                       2001
                                 ---------------------     -----------------------
Current assets                   $              83,518     $               182,100
Non-current assets                              44,009                      48,013
                                 ---------------------     -----------------------
Total assets                     $             127,527     $               230,113
                                 =====================     =======================

Current liabilities              $              90,083     $               183,689
Non-current liabilities                          2,015                      14,415
Partners' capital                               35,429                      32,009
                                 ---------------------     -----------------------
Total liabilities and
  partners' capital              $             127,527     $               230,113
                                 =====================     =======================

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     As of August 2001, all of the Company's subordinated debt securities were fully and unconditionally guaranteed by Denbury Resources Inc.'s significant subsidiaries. Condensed consolidating financial information for Denbury Resources Inc. and its significant subsidiaries as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 is as follows:

                                               Condensed Consolidating Balance Sheets

                                                                   June 30, 2002 (Unaudited)
                                                ---------------------------------------------------------------
                                                   Denbury                                          Denbury
                                                  Resources                                        Resources
                                                 Inc. (Parent      Guarantor                          Inc.
Amounts in thousands                             and Issuer)     Subsidiaries    Eliminations     Consolidated
                                                --------------   -------------   -------------   --------------
ASSETS
Current assets..................................$       64,794   $      13,928   $           -    $      78,722
Property and equipment..........................       464,929         213,129               -          678,058
Investment in subsidiaries (equity method)......       168,260           2,060        (168,260)           2,060
Other assets....................................        18,227           3,285               -           21,512
                                                --------------   -------------   -------------   --------------
     Total assets...............................$      716,210   $     232,402   $    (168,260)  $      780,352
                                                ==============   =============   =============   ==============

LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities.............................$       47,785   $       6,391   $           -   $       54,176
Long-term liabilities...........................       317,407          57,751               -          375,158
Stockholders' equity............................       351,018         168,260        (168,260)         351,018
                                                --------------   -------------   -------------   --------------
     Total liabilities and stockholders' equity.$      716,210   $     232,402   $    (168,260)  $      780,352
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

LIABILITIES AND STOCKHOLDERS'EQUITY
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
                                                ==============   =============   ==============  ==============

                                                       DENBURY RESOURCES INC.

                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          Condensed Consolidating Statements of Operations


                                                        Three Months Ended June 30, 2002 (Unaudited)
                                             ------------------------------------------------------------------
                                                 Denbury                                            Denbury
                                                Resources                                          Resources
                                              Inc. (Parent       Guarantor                            Inc.
Amounts in thousands                           and Issuer)      Subsidiaries      Eliminations    Consolidated
                                             ---------------   --------------    --------------  --------------
Revenues.....................................$        57,116   $       16,317    $            -  $       73,433
Expenses.....................................         40,456           13,386                 -          53,842
                                             ---------------   --------------    --------------  --------------
Income before the following:                          16,660            2,931                 -          19,591
     Equity in net earnings of subsidiaries..          1,842               20            (1,842)             20
                                             ---------------   --------------    --------------  --------------
Income (loss) before income taxes............         18,502            2,951            (1,842)         19,611
Income tax provision.........................          5,004            1,109                 -           6,113
                                             ---------------   --------------    --------------  --------------
Net income (loss)............................$        13,498   $        1,842    $       (1,842) $       13,498
                                             ===============   ==============    ==============  ==============

                                                        Three Months Ended June 30, 2001 (Unaudited)
                                             ------------------------------------------------------------------
                                                 Denbury                                            Denbury
                                                Resources                                          Resources
                                              Inc. (Parent       Guarantor                            Inc.
Amounts in thousands                           and Issuer)      Subsidiaries     Eliminations     Consolidated
                                             ---------------   --------------   ---------------  --------------
Revenues.....................................$        67,383   $           24   $             -  $       67,407
Expenses.....................................         35,498              (14)                -          35,484
                                             ---------------   --------------   ---------------  --------------
Income before the following:                          31,885               38                 -          31,923
     Equity in net earnings of subsidiaries..             38                -               (38)              -
                                             ---------------   --------------   ---------------  --------------
Income (loss) before income taxes............         31,923               38               (38)         31,923
Provision for income taxes...................         11,812                -                 -          11,812
                                             ---------------   --------------   ---------------  --------------
Net income (loss)............................$        20,111   $           38   $           (38) $       20,111
                                             ===============   ==============   ===============  ==============

                                                         Six Months Ended June 30, 2002 (Unaudited)
                                             ------------------------------------------------------------------
                                                 Denbury                                            Denbury
                                                Resources                                          Resources
                                              Inc. (Parent       Guarantor                            Inc.
Amounts in thousands                           and Issuer)      Subsidiaries      Eliminations    Consolidated
                                             ---------------   --------------    --------------  --------------
Revenues.....................................$       102,449   $       26,431    $            -  $      128,880
Expenses.....................................         78,873           24,893                 -         103,766
                                             ---------------   --------------    --------------  --------------
Income before the following:                          23,576            1,538                 -          25,114
     Equity in net earnings of subsidiaries..            950               20              (950)             20
                                             ---------------   --------------    --------------  --------------
Income (loss) before income taxes............         24,526            1,558              (950)         25,134
Income tax provision.........................          6,482              608                 -           7,090
                                             ---------------   --------------    --------------  --------------
Net income (loss)............................$        18,044   $          950    $         (950) $       18,044
                                             ===============   ==============    ==============  ==============

                                        17

                                                       DENBURY RESOURCES INC.

                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    Condensed Consolidating Statements of Operations (continued)


                                                         Six Months Ended June 30, 2001 (Unaudited)
                                             ------------------------------------------------------------------
                                                 Denbury                                            Denbury
                                                Resources                                          Resources
                                              Inc. (Parent       Guarantor                            Inc.
Amounts in thousands                           and Issuer)      Subsidiaries     Eliminations     Consolidated
                                             ---------------   --------------   ---------------  --------------
Revenues.....................................$       146,951   $         (364)  $             -  $      146,587
Expenses.....................................         73,496              (52)                -          73,444
                                             ---------------   --------------   ---------------  --------------
Income before the following:                          73,455             (312)                -          73,143
     Equity in net earnings of subsidiaries..           (312)               -               312               -
                                             ---------------   --------------   ---------------  --------------
Income (loss) before income taxes............         73,143             (312)              312          73,143
Provision for income taxes...................         27,063                -                 -          27,063
                                             ---------------   --------------   ---------------  --------------
Net income (loss)............................$        46,080   $         (312)  $           312  $       46,080
                                             ===============   ==============   ===============  ==============

                                          Condensed Consolidating Statements of Cash Flows

                                                         Six Months Ended June 30, 2002 (Unaudited)
                                             ------------------------------------------------------------------

                                                  Denbury                                           Denbury
                                              Resources Inc.                                       Resources
                                                (Parent and       Guarantor                           Inc.
Amounts in thousands                              Issuer)        Subsidiaries     Eliminations    Consolidated
                                             -----------------  --------------   --------------  --------------
Cash flow from operations....................$        50,742    $       7,862    $            -  $       58,604
Cash flow from investing activities..........        (54,424)          (4,774)                -         (59,198)
Cash flow from financing activities..........         (2,727)               -                 -          (2,727)
                                             -----------------  --------------   --------------  --------------
Net increase (decrease) in cash flow.........         (6,409)           3,088                 -          (3,321)
Cash, beginning of period....................         17,052            6,444                 -          23,496
                                             -----------------  --------------   --------------  --------------
Cash, end of period..........................$        10,643    $       9,532    $            -  $       20,175
                                             =================  ==============   ==============  ==============

                                                         Six Months Ended June 30, 2001 (Unaudited)
                                             ------------------------------------------------------------------
                                                  Denbury                                           Denbury
                                              Resources Inc.                                       Resources
                                                (Parent and       Guarantor                           Inc.
Amounts in thousands                              Issuer)        Subsidiaries     Eliminations    Consolidated
                                             -----------------  --------------   --------------  --------------
Cash flow from operations....................$        88,969    $       8,006    $            -  $       96,975
Cash flow from investing activities..........       (115,282)               -                 -        (115,282)
Cash flow from financing activities..........         19,350                -                 -          19,350
                                             -----------------  --------------   --------------  --------------
Net increase (decrease) in cash flow.........         (6,963)           8,006                 -           1,043
Cash, beginning of period....................         22,285                8                 -          22,293
                                             -----------------  --------------   --------------  --------------
Cash, end of period..........................$        15,322    $       8,014    $            -  $       23,336
                                             =================  ==============   ==============  ==============

                                        18

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

CAPITAL RESOURCES AND LIQUIDITY

     Oil and natural gas prices were unusually high early in 2001, but generally declined throughout 2001 to a NYMEX price of around $20.00 per Bbl and $2.50 per Mcf as of year-end 2001. During the first quarter of 2002, the average NYMEX prices were relatively unchanged from year-end levels, but late in the first quarter commodity prices began to increase, averaging approximately $26.25 per Bbl of oil and $3.40 per MMBtu of natural gas for the second quarter of 2002. Although higher than the prior quarter and year-end price levels, prices during the second quarter of 2002 were still less than those in the second quarter of 2001. NYMEX prices for the second quarter of 2001 averaged approximately $28.00 per Bbl of oil (7% higher than the current quarter) and $4.65 per Mcf of natural gas (37% higher than the current quarter). As more fully described under "Results of Operations" below, higher production levels partially offset the lower commodity prices, with the net result of a 4% decrease to cash flow from operations (before changes in assets and liabilities) in the second quarter of 2002 as compared to the second quarter of 2001. On a six month comparison, the cash flow from operations was approximately 28% lower in the first half of 2002 than in the first half of 2001, as the disparity in commodity prices was much more significant during the respective first quarters.

     Our net average commodity price per BOE was 14% lower in the second quarter of 2002 than in the second quarter of 2001, but production rates averaged 27% higher. The single most significant change between the respective second quarters and comparative six month periods, other than commodity prices, relates to the effects of the acquisition of Matrix Oil & Gas, Inc. in July of 2001. This acquisition initially contributed approximately 40 MMcfe/d (6,667 BOE/d) of additional production (8,146 BOE/d in the second quarter of 2002) and corresponding increases in revenues, but also contributed to an increase in most expenses, including operating expenses, general and administrative expenses, interest expense and depreciation and amortization expense. During the second quarter of 2002, our net income was $13.5 million and our cash flow from operations (before the changes in assets and liabilities) was $43.4 million, as compared to $20.1 million of net income and $45.2 million of cash flow for the second quarter of 2001.

     During the first six months of 2002, we incurred $49.7 million on oil and natural gas property expenditures, plus we made approximately $2.3 million of oil and natural gas property acquisitions. Our cash flow from operations (before changes in assets and liabilities) for the same six month period totaled $71.9 million. The excess cash flow was used to fund a reduction in our net payables and to reduce bank debt by approximately $4.9 million. We anticipate that our capital spending, excluding any possible acquisitions, will be equal to or less than our cash flow generated from operations for 2002, as has been our policy since 1999. We currently have budgeted $110 million of new development and exploratory projects for 2002, plus we carried over approximately $6 million of projects from 2001. Based on current projections, using futures prices as of the first part of August 2002, this spending level is expected to be as much as $35 million to $50 million below our forecasted cash flow. However, commodity prices are highly variable, as has been demonstrated during the last few years, and our anticipated cash flow is highly dependent on commodity prices. We plan to use any excess funds generated from operations to pay down debt or fund, in whole or in part, acquisitions. We review our capital expenditure budget every quarter and make adjustments as necessary to reflect the successes or failures in our drilling program and to adjust to changes in commodity prices. As a result, since 1999, we have been able to keep our capital spending program (excluding acquisitions) at, or less than, our cash flow from operations.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     PROPOSED ACQUISITION OF CERTAIN COHO PROPERTIES: On June 28, 2002, we announced that we were the high bidder for the COHO Energy, Inc. Gulf Coast properties auctioned in the U.S. Bankruptcy Court in Dallas, Texas. On August 6, 2002, the court made a final ruling on this matter and awarded us these properties, subject to the finalization of environmental and title issues, with closing anticipated for late August. The acquisition includes nine fields, eight of which are located in Mississippi and one in Texas, eight of which are operated by COHO. Our initial estimates indicate the acquisition will add approximately 14.4 million barrels of proven oil reserves, with production on these properties currently averaging between 4,000 and 4,500 Bbls/d. The purchase price of $50.3 million, before adjustments, will be funded by a draw on the $84 million available to us under our bank facility. We do not expect the acquisition to require much incremental infrastructure as we are currently very active in the same areas that these COHO properties are located in. We have hedged nearly 100% of the forecasted proved developed production relating to this acquisition through the end of 2004 with no-cost oil swaps. The average fixed price in 2003 is $24.26 per barrel and the average fixed price in 2004 is $22.94 per barrel. We are considering the possible sale of a portion of these acquired properties, along with other minor properties that we own. This would likely take place during the fourth quarter of 2002, with estimated net proceeds ranging from a minimum of $5 million to as much as $35 million, depending on the level of interest, commodity prices at the time, and the bids that we obtain. This sale is not expected to materially impact our current production, although it could be as much as 50% of the production from the properties included in the COHO acquisition. We plan to use any proceeds that we obtain from property sales to reduce our bank debt.

     Although we have a significant inventory of development and exploration projects in-house, on a long-term basis we will need to make acquisitions in order to continue our growth and to replace our production. We are continuing to pursue acquisitions that are near our CO2 pipeline in Western Mississippi and Northeastern Louisiana. These acquisitions are generally inexpensive, as most of these fields have only minor remaining oil production and thus do not have significant value to the current owners. We plan to purchase more of these fields and attempt to increase production and reserves by flooding them with CO2 we own, just as we have at Little Creek and Mallalieu Fields. We also continue to look for acquisitions in our other core areas, which normally would have a much higher acquisition cost on both an absolute and per BOE basis. Any acquisitions that we make will likely be funded with either our excess cash flow or bank debt.

     The bank borrowing base on our credit facility is set by our banks at their sole discretion based on various factors, some of which are out of our control. Our borrowing base is reviewed semi-annually and was left unchanged at $220 million as of the latest review effective April 1, 2002. As of August 9, 2002, we had $136 million of bank debt outstanding, leaving us $84 million of current bank line availability. After the proposed COHO acquisition scheduled to close in late August, we will have approximately $186 million outstanding with $34 million of availability. The next borrowing base review by the banks will be October 1, 2002. We do not anticipate any significant change in the borrowing base, nor do we currently plan to ask for an increase, even though it would be reasonable for us to do so with the additional properties to be acquired from COHO, as we anticipate that we will be able to end the year with less bank debt than the $186 million anticipated to be outstanding after the COHO acquisition. This debt reduction is expected to come from the aforementioned planned property sales and anticipated excess cash flow from operations, assuming that commodity prices do not decrease appreciably.

     We have no significant off balance sheet arrangement, special purpose entities, financing partnerships or guarantees, nor any debt or equity triggers based upon our stock or commodity prices. Our bank debt is not due until December 31, 2003, a date we expect to extend at our forthcoming semi-annual review effective October 1, 2002, and our subordinated debt is due in March 2008. Our only other obligations that are not currently recorded on our balance sheet are our operating leases, which primarily relate to our office space and minor equipment leases, and various spending obligations for development and exploratory expenditures arising from purchase agreements or other transactions common to our industry, which have not changed materially since December 31, 2001. Our capital spending obligations total approximately $13.6 million over the next four years, none of which is required in 2002. In addition as is common in

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

our industry, we commit to make certain expenditures on a regular basis as part of our ongoing development and exploration program. These commitments generally relate to projects that will occur during the subsequent six months and are part of our annual budget process which we can scale up or down based on commodity prices, available capital, etc. We also have an obligation to deliver approximately 90 Bcf of CO2 to our industrial customers. Based on the size of our proven CO2 reserves and our current production capabilities, we are confident we can meet these delivery obligations. At June 30, 2002, we had a total of $5.4 million outstanding in letters of credit, primarily to secure the proposed COHO acquisition. We do not have any material transactions with related parties other than transactions with Genesis Energy, L.P. as discussed in Note 6 to the financial statements.

     We have purchased oil price floors and collars that cover 50% to 60% of our currently expected 2002 oil production and 40% to 60% of our anticipated 2003 oil production, and have purchased natural gas collars covering 80% to 85% of our currently expected 2002 natural gas production and 50% to 75% of our anticipated 2003 natural gas production. In addition, we have hedged nearly 100% of the forecasted proved developed production from the COHO acquisition through 2004 (see also "Market Risk Management" for more detail on these hedges). We have entered into these hedges in order to protect our cash flow, so that a majority of our capital program can be implemented, and so that we can achieve a minimum rate of return on acquisitions, provided that our other assumptions related to the acquisitions are correct. None of these hedges are currently in the money, but they do offer significant protection should commodity prices drop in the future.

SOURCES AND USES OF FUNDS

     During the first six months of 2002, we spent approximately $49.7 million on oil and natural gas development and exploration expenditures and $2.3 million on acquisitions. The oil and gas exploration and development expenditures included $32.5 million spent on drilling, $10.3 million spent on geological, geophysical and acreage expenditures and $6.9 million spent on workover costs. We also spent $5.9 million on CO2 acquisition and development expenditures during the first six months of 2002. All of these expenditures were funded with cash flow from operations.

     During the first six months of 2001, we spent approximately $70.5 million on oil and natural gas development and exploration expenditures and approximately $1.8 million on acquisitions, net of purchase price adjustments. The exploration and development expenditures included approximately $44.8 million spent for drilling, $7.7 million for geological, geophysical and acreage expenditures and $18.0 million for workover costs. Also, during the first six months of 2001 we spent approximately $91,000 on CO2 development expenditures and $41.9 million on an acquisition of CO2 properties. These expenditures were funded by cash flow from operations and bank debt.

ACQUISITION OF GENESIS GENERAL PARTNER

     On May 14, 2002, a newly-formed subsidiary of Denbury acquired Genesis Energy, L.L.C. (which was converted to Genesis Energy, Inc.), the general partner of Genesis Energy, L.P.("Genesis"), a publicly traded master limited partnership, for total consideration, including expenses and commissions, of approximately $2.0 million. The general partner owns a 2% interest in the limited partnership. Genesis is engaged in two primary lines of business: crude oil gathering and marketing and pipeline transportation. We are accounting for our investment in Genesis under the equity method of accounting, which increased our net income for the second quarter of 2002 by $20,000. We have included in the footnotes to the consolidated financial statements summarized financial information of Genesis (see Note 6, "Acquisition of Genesis Energy LLC"). Genesis Energy, Inc., the 100% owned general partner, has guaranteed the bank debt of Genesis, which as of June 30, 2002, was $1.5 million, plus $27.5 million outstanding letters of credit of which $5.9 million were for purchases from Denbury. There are no other guarantees by Denbury or any of its other subsidiaries of the debt of Genesis or of Genesis Energy, Inc.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Our operating results for the first quarter of 2002 were substantially lower than results for the first quarter of the prior year due to the sharp decrease in commodity prices, partially offset by higher overall production levels. The operating results for the comparative second quarters were not as divergent, as commodity prices increased in the second quarter of 2002 relative to those in the first quarter of 2002, whereas commodity prices decreased in the second quarter of 2001 relative to the first quarter of 2001, and we had significantly higher production in the 2002 periods than in those for 2001. Our net income, net income per common share and cash flow from operations were as follows:

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
--------------------------------------------------  ------------------------------    -----------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS            2002           2001              2002            2001
--------------------------------------------------  -------------  ---------------    -------------  --------------
Net income                                          $      13,498  $        20,111    $      18,044  $       46,080
Net income per common share:

   Basic                                            $        0.25  $          0.44    $        0.34  $         1.00
   Diluted                                                   0.25             0.42             0.33            0.97

Cash flow from operations (1)                       $      43,423  $        45,194    $      71,947  $      100,176
--------------------------------------------------  -------------  ---------------    -------------  ---------------

(1) Represents cash flow provided by operations, before changes in assets and liabilities.

                                                       DENBURY RESOURCES INC.

                                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
--------------------------------------------------  ------------------------------    -----------------------------
                                                         2002             2001              2002           2001
--------------------------------------------------  --------------    ------------    -------------- --------------
AVERAGE DAILY PRODUCTION VOLUME
     Bbls                                                  17,921           16,454           17,831          16,362
     Mcf                                                  105,634           68,685          105,680          65,458
     BOE(1)                                                35,526           27,902           35,444          27,272

OPERATING REVENUES AND EXPENSES (THOUSANDS)
     Oil sales                                      $      37,404     $     34,355    $      65,237  $       69,756
     Natural gas sales                                     33,710           30,768           56,787          73,682
     Gain on settlements of derivative contracts               12              618            2,648             618
                                                    -------------     ------------    -------------  --------------
         Total oil and natural gas revenues         $      71,126     $     65,741    $     124,672  $      144,056
                                                    -------------     ------------    -------------  --------------

     Lease operating costs                          $      17,124     $     12,417    $      32,552  $       24,887
     Production taxes and marketing expenses                3,297            2,532            5,911           5,140
                                                    -------------     ------------    -------------  --------------
         Total production expenses                  $      20,421     $     14,949    $      38,463  $       30,027
                                                    -------------     ------------    -------------  --------------

     CO2 sales to industrial customers              $       1,896     $      1,424    $       3,386  $        2,283
     CO2 operating costs                                      362              277              529             335
                                                    -------------     ------------    -------------  --------------
               CO2 operating margin                 $       1,534     $      1,147    $       2,857  $        1,948
                                                    -------------     ------------    -------------  --------------

UNIT PRICES-INCLUDING IMPACT OF HEDGES
     Oil price per barrel ("Bbl")                   $       22.94     $      22.94    $       20.36  $        23.55
     Gas price per thousand cubic feet ("Mcf")               3.51             5.02             3.08            6.27

UNIT PRICES-EXCLUDING IMPACT OF HEDGES
     Oil price per Bbl                              $       22.94     $      22.94    $       20.21  $        23.55
     Gas price per Mcf                                       3.51             4.92             2.97            6.22

OIL AND GAS OPERATING REVENUES AND EXPENSES PER BOE(1)

     Oil and natural gas revenues                   $       22.00     $      25.65    $       19.02  $        29.06
                                                    -------------     ------------    -------------  --------------

     Oil and gas lease operating costs              $        5.30     $       4.89    $        5.07  $         5.04
     Oil and gas production taxes and marketing expense      1.02             1.00             0.92            1.04
                                                    -------------     ------------    -------------  --------------
         Total oil and gas production expenses      $        6.32     $       5.89    $        5.99  $         6.08
-------------------------------------------------   -------------     ------------    -------------  --------------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").

     PRODUCTION: Our production for the second quarter of 2002 averaged 35,526 BOE/d, a 27% increase from the second quarter of 2001 average of 27,902 BOE/d, and just slightly higher than the first quarter of 2002 average of 35,361 BOE/d. Approximately 6,667 BOE/d (87%) of the year-over-year quarterly increase was attributable to the acquisition of Matrix Oil & Gas, Inc. in July 2001 (the average daily production rate at the time of acquisition). The production on these Matrix properties has increased each quarter during the last three quarters, averaging 8,146 BOE/d in the second quarter of 2002, the highest quarterly average to date for these properties, an increase of 620 BOE/d over the first quarter of 2002.

     CO2 FLOOD PROPERTIES. We also had higher production from our CO2 flood properties, Little Creek and Mallalieu Fields. Production at Little Creek Field, including West Little Creek, increased from 2,293 BOE/d in the second quarter of 2001 to 3,701 BOE/d in the second quarter of 2002 as the tertiary floods continued to respond. This compares to an

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

average of 3,623 BOE/d in the first quarter of 2002. Mallalieu Field, another tertiary flood project that we purchased in April 2001, began to respond to the injection of CO2 which commenced in the fourth quarter of 2001, increasing from approximately 75 Bbls/d at the time of acquisition to a quarterly average of 572 Bbls/d for the second quarter of 2002. The response at this field is ahead of expectations, although the response has leveled off recently due to the lack of deliverability and injection of CO2. Subsequent to June 30, 2002, we added additional compression and commenced the drilling of an additional CO2 well, with plans to add additional compression during the next sixty days in order to increase our available CO2. By year-end, we expect to be able to increase our CO2 production from the second quarter of 2002 average of 101 MMcf/d to around 160 MMcf/d. The anticipated incremental CO2 production will be available to increase the CO2 injected per day at Little Creek and Mallalieu, with the anticipation that oil production from these fields will continue to incline throughout 2002 and 2003 as a result of the higher injection volumes. Overall, the oil production from our CO2 properties has increased from approximately 2,000 Bbls/d at the beginning of 2001 to an average of 4,278 Bbls/d during the second quarter of 2002. We have committed to the purchase of two other potentially significant CO2 flood properties along our CO2 pipeline, Brookhaven Field which is part of the COHO acquisition expected to close in late August (see "Capital Resources and Liquidity" above) and McComb Field which is also expected to close during August at a cost of approximately $2.5 million. In addition, we are continuing to acquire leases on three other oil fields along our CO2 pipeline, and we are in the process of creating a long-term development plan for these fields. We anticipate that as part of this plan, we will spend between $25 million and $50 million per year on these properties that we now control, or are about to control, which should result in a general increase in the oil production from these properties each year for the next five to seven years.

     The production increases from our CO2 floods and offshore properties were partially offset by general production declines from normal depletion in our other two core areas, Eastern Mississippi and Louisiana. Our production for the first six months of 2002 was almost perfectly balanced, with 50% oil and 50% natural gas, similar to our production ratio during the last half of 2001. In comparison, the production during the first six months of 2001 was approximately 60% oil. The Matrix acquisition in July 2001 added predominately natural gas, the primary reason for the change in our overall mix of production. The COHO acquisition expected to close in late August is virtually all oil production, which will cause the fourth quarter of 2002 ratio to become more weighted towards oil.

     Production rates at other significant fields during the second quarter of 2002 included an average of 3,479 BOE/d at Thornwell Field, a 10% decrease over production levels in the second quarter of 2001 and a 21% decrease from production levels in the first quarter of 2002. The majority of the production at Thornwell is short-lived natural gas production and thus volumes can fluctuate significantly from period to period depending on the level of activity, the timing of well completions, etc. Overall, the Thornwell acquisition in October of 2000 has performed well, as we have recovered most of our initial cost, yet at year-end 2001 had a remaining reserve value of $34.9 million based on the SEC pricing of $19.84 per Bbl and $2.57 per MMBtu. Production at Thornwell is expected to increase in the third quarter with the recent completion of two new wells.

     Production at our Heidelberg Field averaged 7,458 BOE/d during the second quarter of 2002, a 6% decrease from production levels in the second quarter of 2001 and a 3% decrease from production levels in the first quarter of 2002. Overall production from this field is expected to remain relatively flat or slightly decline as the waterfloods appear to have reached a plateau. The natural gas production at Heidelberg has also begun to decline as a result of our reduced natural gas drilling activity there in late 2001 and early 2002. However, we have recently drilled four natural gas wells at Heidelberg, due to the higher natural gas prices in the second quarter of 2002, which should increase the natural gas production at Heidelberg in the third quarter.

     OIL AND NATURAL GAS REVENUES: Oil and natural gas revenues for the second quarter of 2002 increased $5.4 million, or 8%, from the comparable quarter of 2001, although they were down $19.4 million, or 13%, when comparing the first six months of 2001 and 2002. In general, the unusually high natural gas prices early in 2001 and relatively low

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

natural gas price in early 2002 were the primary reasons for the significant decrease in revenue during the first six months of 2002 when compared to the prior year period. During the respective second quarters, the higher production rates in 2002 were enough to offset the decline in commodity prices from 2001 levels (see a discussion of overall commodity prices in the first paragraph of "Capital Resources and Liquidity" above). For the first half of 2002, the decline in commodity prices reduced revenues by $64.4 million, or 45%, from levels in the comparable period in 2001. This decrease was offset in part by an increase in production volumes which increased revenues by $43.0 million, or 30%, and higher cash receipts from derivative contracts which increased revenues by $2.0 million, or 1%, from levels in the comparable period of 2001. When comparing the respective second quarters, the same factors apply, although the commodity price differential was not as large and thus the higher production levels more than offset the commodity price decline. The increase in production volumes in the second quarter of 2002 increased revenues by $17.8 million, or 27%, over the level of the second quarter of 2001. This increase was partially offset by lower commodity prices in the second quarter of 2002, which reduced revenues by $11.8 million, or 18%, from levels in the comparable period in 2001. The Company had cash receipts from derivative contracts of $618,000 in the second quarter of 2001 and only $12,000 of such receipts in the second quarter of 2002, which decreased revenues by $606,000, or 1% of the change in oil and natural gas revenues between the comparative periods.

     Our realized natural gas prices (excluding hedges) for the second quarter and first six months of 2002 averaged $3.51 and $2.97 per Mcf, respectively, a 29% and 52% respective decrease from the average prices of $4.92 and $6.22 per Mcf during the comparable periods of 2001. Our realized oil prices (excluding hedges) for the second quarter and first six months of 2002 averaged $22.94 and $20.21 per Bbl, respectively, resulting in no change for the comparative second quarters but a 14% decrease from the $23.55 per Bbl average in the first six months of 2001. During the second quarter of 2002, our average oil price was approximately $3.30 less than the average NYMEX oil price, which is approximately $1.00 to $1.75 better than our recent NYMEX price differentials. The improved net oil price resulted from a favorable move of certain oil indices, such as the West Texas Sour posting and the price of Mayan crude, relative to the NYMEX prices. We are not able to predict how these specific indices will fluctuate relative to NYMEX in the future, although we would expect them to return to more normal historical averages, which would reduce our net average oil price in the future relative to the NYMEX price.

     We collected $2.6 million on our commodity hedges in the first six months of 2002 (virtually all in the first quarter), increasing our average realized natural gas price by $0.11 per Mcf and our average realized oil price by $0.15 per Bbl for the six month period. For the first six months of 2001 we collected $618,000 on our natural gas hedges (all in the second quarter) which increased our average realized natural gas price by $0.05 for the first six months of 2001.

     CO2 OPERATIONS: We received net operating cash flow from our sales of CO2 to third parties of $1.5 million for the second quarter of 2002 and $2.9 million for the first half of 2002 as compared to $1.1 million for the second quarter of 2001 and $1.9 million for the first half of 2001. These sales have gradually increased since our acquisition of these properties in February of 2001. During the second quarter of 2002, we used approximately 53% of the CO2 that we produced for our tertiary recovery operations and sold the remainder to third parties for industrial use. Our average production for the second quarter of 2002 was 101 MMcf/d.

     PRODUCTION EXPENSES: Our oil and natural gas lease operating expenses increased 8% and 1% on a per BOE basis between the respective second quarters and first six months of 2002 and 2001. The increases were primarily due to more than usual workover expenses, principally offshore on the Matrix properties. These increased costs were partially offset by savings resulting from the general increases in production and from our ownership of CO2 purchased in February 2001. Lease operating expenses increased on a gross basis by $4.7 million, or 38%, between the respective second quarters and by $7.7 million, or 31%, between the respective six month periods, primarily as a result of the Matrix acquisition in July 2001.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Production taxes and marketing expenses on a per BOE basis increased 2% between the respective second quarters and decreased 12% between the first six months of 2002 and 2001. The increase was primarily due an increase in marketing and transportation expenses due to the acquisition of the Matrix properties and the increases in production thereon, partially offset by the decline in commodity prices.

     The CO2 acquisition in February 2001, continues to lower our cost for CO2 that we use in our tertiary recovery operations at Little Creek and Mallalieu Fields. Prior to the CO2 acquisition, we were paying approximately $0.25 per thousand cubic feet for CO2. Subsequent to the acquisition, we began allocating the operating expenses of our CO2 field and pipeline between the sales to commercial users and the CO2 used for our own account. This translates into an average operating cost of approximately $0.10 for each thousand cubic feet of CO2 produced during the second quarter of 2002, or a savings of $0.15 per thousand cubic feet of CO2 used by us. The estimated total cost per thousand cubic feet of CO2 for us is approximately $0.15, after inclusion of the depreciation and amortization expense. As a result of the lower cost of CO2, coupled with inclining production, the operating cost per BOE at Little Creek Field has declined from the $11.00 per BOE range before we acquired the CO2 properties to an average of $8.78 per BOE in the most recent quarter.

                       General and Administrative Expenses

     General and administrative ("G&A") expenses increased 13% on a per BOE basis between the respective second quarters, were almost identical on a per BOE basis for the respective six month periods, and increased on a gross basis as set forth below:


                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
-------------------------------------------    ---------------------------------   --------------------------------
                                                    2002              2001              2002             2001
-------------------------------------------    ---------------   ---------------   --------------   ---------------
NET G&A EXPENSES (THOUSANDS)
     Gross G&A expenses                        $         9,471   $         7,462   $       18,980   $        14,944
     State franchise taxes                                 361               300              728               575
     Operator overhead charges                          (5,345)           (4,485)         (10,548)           (8,680)
     Capitalized exploration costs                      (1,193)             (973)          (2,650)           (1,859)
                                               ---------------   ---------------   --------------   ---------------
         Net G&A expense                       $         3,294   $         2,304   $        6,510   $         4,980
                                               ---------------   ---------------   --------------   ---------------

Average G&A expense per BOE                    $          1.02   $          0.90   $         1.01   $          1.01
Employees as of June 30                                    332               271              332               271
-------------------------------------------    ---------------   --------------    --------------   ---------------

     Gross G&A expenses increased $2.0 million, or 27%, between the second quarters of 2001 and 2002 and increased $4.0 million, or 27%, between the respective first six months. The largest components of these increases were salaries, bonus accruals, and other related employee costs, which accounted for approximately $3.6 million of the increase for the respective six month periods. The increase in employee costs is due to salary increases and employee related additions resulting from our growth and the Matrix acquisition in July 2001. The increase in gross G&A expense is offset in part by an increase in operator overhead recovery charges and capitalized exploration costs in 2002. Our well operating agreements allow us, when we are the operator, to charge a well with a specified overhead rate during the drilling phase and also charge a monthly fixed overhead rate for each producing well. As a result of the additional operated wells, primarily from our recent acquisitions, the amount recovered by us as operator overhead charges increased by 19% between the respective second quarters of 2001 and 2002 and by 22% between the respective first six months. However, the overhead amount recovered by us as a percent of gross G&A expense declined in the respective 2002 periods as the drilling activity to date in 2002 has been less than in 2001 as a result of the overall lower commodity prices and smaller capital budget. Capitalized exploration costs increased between the comparable periods in 2001 and 2002 along with the increase in gross G&A expenses and the additional technical personnel added as part

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of the Matrix acquisition, although it is relatively consistent as a percentage of gross G&A expense. The net effect of the increase in gross G&A expenses, operator overhead charges and capitalized exploration costs was a 43% increase in net G&A expense between the second quarters of 2001 and 2002 and a 31% increase in net G&A expense between the respective first six month periods.

     On a per BOE basis, G&A expense increased 13% in the second quarter of 2002 as compared to the second quarter of 2001 due to a lower percentage of G&A expense recovered through operator overhead charges because of the reduced drilling activity in 2002. On a per BOE basis, G&A expense was almost identical between the respective six month periods. As compared to the fourth quarter of 2001, G&A expense per BOE in the first and second quarters of 2002 increased by approximately $0.28 to $0.30 (38%), primarily as a result of a $1.0 million reduction in the amount recovered from operator overhead charges as a result of an overall lower level of development and exploration activity.

                         Interest and Financing Expenses


                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
-----------------------------------------------------  -----------------------------    ---------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS                2002           2001             2002           2001
-----------------------------------------------------  --------------  -------------    ------------   ------------
Interest expense                                       $        6,572  $       4,582    $     13,226   $      9,245
Non-cash interest expense                                        (650)          (283)         (1,301)          (548)
                                                       --------------  -------------    ------------   ------------
Cash interest expense                                           5,922          4,299          11,925          8,697
Interest and other income                                        (411)          (242)           (822)          (248)
                                                       --------------  -------------    ------------   ------------
       Net cash interest expense                       $        5,511  $       4,057    $     11,103   $      8,449
                                                       --------------  -------------    ------------   ------------

Average net cash interest expense per BOE              $         1.70  $        1.60    $       1.73   $       1.71
Average debt outstanding                               $      342,593  $     209,727    $    342,502   $    209,564
-----------------------------------------------------  --------------  -------------    ------------   ------------

     Interest expense for the second quarter and first six months of 2002 increased from the comparable prior year periods primarily due to (i) higher average outstanding debt balances during the first half of 2002 following the CO2 and Matrix acquisitions in February 2001 and July 2001, respectively, and
(ii) the August 2001 issuance of $75 million of Series B 9% Senior Subordinated Notes due 2008 which carries a higher interest rate than the bank debt it replaced, offset in part by decreases throughout 2001 in interest rates on our variable rate bank debt. During 2001 we borrowed $146 million on our bank credit facility to partially fund the Matrix Acquisition ($100 million) and the CO2
Acquisition ($42 million). We repaid a total of $79.1 million of our bank borrowings during 2001, of which (i) $13.0 million related to excess cash flow generated from operations, and (ii) $65.9 million represented the net proceeds of our $75 million issuance of Series B 9% Senior Subordinated Notes due 2008, which closed on August 15, 2001. These notes were issued at a discount, with an estimated yield to maturity of 10 7/8%. During the first quarter of 2002, we borrowed $5.1 million to fund a reduction in our net payables but repaid $10.0 million during the second quarter with our excess cash flow.

     Interest expense per BOE increased 6% between the respective second quarters and 1% between the respective six month periods, less than the increase in gross cost as the absolute increase was partially offset by higher production levels.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Depletion, Depreciation and Site Restoration


                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
---------------------------------------------------   -----------------------------   -----------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS              2002            2001            2002            2001
---------------------------------------------------   -------------   -------------   -------------  --------------
Depletion and depreciation                            $      22,383   $      11,803   $      43,599  $       23,297
Depreciation of CO2 assets                                      613             451           1,139             701
Site restoration provision                                      789              53           1,563             335
Depreciation of other fixed assets                              420             341             830             660
                                                      -------------   -------------   -------------  --------------
     Total DD&A                                       $      24,205   $      12,648   $      47,131  $       24,993
                                                      -------------   -------------   -------------  --------------

DD&A per BOE:
       Oil and natural gas properties                 $        7.17   $        4.67   $        7.04  $         4.79
       CO2 assets and other fixed assets                       0.32            0.31            0.31            0.27
                                                      -------------   -------------   -------------  --------------
              Total DD&A cost per BOE                 $        7.49   $        4.98   $        7.35  $         5.06
--------------------------------------------------    -------------   -------------   -------------  --------------

     Our depletion, depreciation and amortization ("DD&A") rate on a BOE basis increased from $5.06 per BOE for the first half of 2001 to $7.35 per BOE for the first half of 2002, which was just slightly higher than the average DD&A rate per BOE during the second half of 2001. The primary reason for the increase was the acquisition of Matrix Oil & Gas, Inc. in July 2001. The DD&A rate did increase slightly in the second quarter of 2002 from the prior quarter due to the additional capital expenditures made during the first half of 2002 on CO2 properties, the uncertain timing as to when additional proved reserves may be realized on these properties, and a slight increase in the cost estimates for the future development costs relating to these tertiary floods. If the COHO acquisition is consummated as planned (see "Capital Resources and Liquidity" above), we expect our DD&A rate per BOE to decrease slightly to around $7.15 per BOE as these properties are being purchased at a rate less than our current DD&A rate. In addition, the rate may also move significantly up or down in the last half of 2002 as the DD&A calculation will be adjusted to reflect the impact of the updated proved reserve estimates as of December 31, 2002.

                                  Income Taxes


                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
----------------------------------------------------------  -------------------------   ---------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS AND TAX RATES      2002         2001           2002           2001
----------------------------------------------------------  ------------  -----------   ------------   ------------
   Current income tax expense (benefit)                     $         33  $       400   $       (448)  $      2,400
   Deferred income tax expense                                     6,080       11,412          7,538         24,663
                                                            ------------  -----------   ------------   ------------
        Total income tax expense                            $      6,113  $    11,812   $      7,090   $     27,063
                                                            ------------  -----------   ------------   ------------
Average income tax expense per BOE                          $       1.89  $      4.65   $       1.11   $       5.48

Effective tax rate                                                 31.2%        37.0%          28.2%          37.0%
----------------------------------------------------------  ------------  -----------   ------------  -------------

     Our income tax provisions for the respective three and six month periods ended June 30, 2002 and 2001 were based on an estimated effective tax rate of 37%. The effective tax rates for the second quarter and first six months of 2002 were lower than 37% due to the recognition of enhanced oil recovery credits during these periods which lowered our overall effective tax rate. Our effective tax rate may vary during the remainder of 2002 as changes in oil and natural gas prices significantly affect our pre-tax operating income and the proportion of pre-tax income to the amount of enhanced oil recovery credits.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The overall current income tax credit for the first half of 2002 is the result of a recent tax law change that allowed us to offset 100% of our 2001 alternative minimum taxes with our alternative minimum tax net operating loss carryforwards. Prior to the law change, we were able to only offset 90% of our alternative minimum taxes with these carryforwards. This change resulted in a reclassification of tax expense between current and deferred taxes and did not impact our overall effective tax rate.

                                  Per BOE Data

     The following table summarizes the cash flow, DD&A and results of operations on a BOE basis for the comparative periods. Each of the individual components are discussed above.


                                                                Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
--------------------------------------------------------   ----------------------------  --------------------------
Per BOE Data                                                   2002           2001           2002          2001
--------------------------------------------------------   -------------  -------------  ------------  ------------
  Revenue                                                  $       22.00  $       25.65  $      19.02  $      29.06
  Gain on settlements of derivative contracts                          -           0.24          0.41          0.12
  Lease operating costs                                            (5.30)         (4.89)        (5.07)        (5.04)
  Production taxes and marketing expenses                          (1.02)         (1.00)        (0.92)        (1.04)
--------------------------------------------------------   -------------  -------------  ------------  ------------
         Production netback                                        15.68          20.00         13.44         23.10
  Operating cash flow from CO2 operations                           0.47           0.45          0.45          0.39
  General and administrative expenses                              (1.02)         (0.90)        (1.01)        (1.01)
  Net cash interest expense                                        (1.70)         (1.60)        (1.73)        (1.71)
  Current income taxes and other                                       -          (0.15)         0.06         (0.48)
--------------------------------------------------------   -------------  -------------  ------------  ------------
         Cash flow from operations(1)                              13.43          17.80         11.21         20.29
  DD&A                                                             (7.49)         (4.98)        (7.35)        (5.06)
  Deferred income taxes                                            (1.88)         (4.49)        (1.18)        (5.00)
  Amortization of derivative contracts and other non-cash
       hedging adjustments                                          0.31          (0.29)         0.33         (0.78)
  Other non-cash items                                             (0.20)         (0.12)        (0.20)        (0.11)
--------------------------------------------------------   -------------  -------------  ------------  ------------
         Net income                                        $        4.17  $        7.92  $       2.81  $       9.34
--------------------------------------------------------   -------------  -------------  ------------  ------------

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


                                                           Expected Maturity Dates
---------------------------------------------  ------------------------------------------------   -----------   -----------
                                                                                                     Total         Fair
Amounts in Thousands                               2002        2003     2004-2007      2008          Value         Value
---------------------------------------------  ------------ ---------- ------------ -----------   -----------   -----------
Variable rate debt:
     Bank debt...............................   $      -    $  136,000 $        -   $        -    $   136,000   $   136,000

     The weighted-average interest rate on the bank debt at June 30, 2002 is 3.67%.

Fixed rate debt:
     Subordinated debt.......................   $      -    $        - $        -   $  200,000    $   200,000     $ 196,760

     The interest rate on the subordinated debt is a fixed rate of 9%.

     We enter into various financial contracts to hedge our exposure to commodity price risk associated with anticipated future oil and natural gas production. These contracts have historically consisted of price floors, collars and fixed price swaps. We generally attempt to hedge between 50% and 75% of our anticipated production each year to provide us with a reasonably certain amount of cash flow to cover most of our budget without incurring significant debt. When we make an acquisition, we attempt to hedge 75% to 100% of the forecasted production for the next year or two following the acquisition in order to help provide us with a minimum return on our investment. Our hedging activity includes the purchase of puts or price floors and also instruments like collars if we think that the ceiling prices are high enough that we are not giving up a significant portion of the potential upside. For the recent proposed COHO acquisition, we also used swaps in order to lock-in the prices used in our economic forecasts which helps protect our rate of return on the acquisition. All of the mark-to-market valuations used for our financial derivatives are provided by external sources and are based on prices that are actively quoted. We manage and control market and counterparty credit risk through established internal control procedures which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification.

Oil Hedges Historical Data

     During 2000, we purchased a $22.00 price floor on our 2001 production covering 12,800 Bbls/d at an aggregate cost of $1.8 million. This contract covered approximately 75% of our anticipated 2001 oil production, excluding any anticipated production from acquisitions. During the first half of 2001, we did not collect anything on this price floor.

     During July 2001, we acquired a $21.00 price floor on 10,000 Bbls/d for 2002 production at an aggregate cost of approximately $4.7 million. This price floor covered approximately 60% of our then anticipated oil production for 2002. During the first quarter of 2002, we collected $0.4 million on this price floor, which was recorded as part of the "Gain on settlements of derivative contracts" in the Company's Condensed Consolidated Statement of Operations. Nothing was collected on this contract during the second quarter of 2002.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In May 2002 we acquired collars covering 10,000 Bbls/d during calendar 2003 with a floor price of $20.00 per barrel and a ceiling price of $30.00 per barrel. Although we have not completed our forecast for 2003, we expect that these hedges will cover between 40% and 60% of our current expectations for 2003 oil production.

     In  June  2002  we  acquired  oil  hedges  from  two  different   financial
institutions to hedge through 2004 almost 100% of the forecasted proved developed oil production from the pending COHO acquisition. The oil hedges are no-cost swaps with an average fixed price of $24.26 per barrel during calendar 2003 and an average fixed price of $22.94 per barrel during calendar 2004. We also supplemented COHO's 2002 oil hedges that we expect to receive as part of the COHO asset purchase, by acquiring an oil swap for the fourth quarter of 2002 covering 2,750 Bbls/d at a fixed price of $25.50 per barrel. The existing COHO hedges that are expected to be included in the acquisition cover 3,750 Bbls/d for the third quarter of 2002 and 1,250 Bbls/d for the fourth quarter of 2002. COHO's third quarter hedges have an average floor price of $22.80 and an average ceiling price of $27.38 per barrel while their fourth quarter hedges have an average floor price of $22.60 and an average ceiling price of $27.63 per barrel.

Natural Gas Hedges Historical Data

     During 2000, we purchased a $2.80 price floor on our 2001 production covering 37,500 MMBtu/d at an aggregate cost of $0.8 million. This contract covered approximately 75% of our then anticipated 2001 natural gas production, excluding any anticipated production from acquisitions. During the first half of 2001, we did not collect anything on this price floor.

     At the same time that we acquired Thornwell Field, we purchased price floors for these predominately natural gas properties that we acquired in the fourth quarter of 2000. The price floors covered nearly all of the anticipated proven natural gas production at that time from these properties for 2001 and 2002. These floors cost $2.5 million with varying volumes and price floors each quarter for 2001 and 2002. During the first half of 2001, we collected $9,000 on these prices floors, during the first quarter of 2002, we collected $594,000 from these price floors and during the second quarter of 2002, we collected $12,000. The receipts were recorded as part of the "Gain on settlements of derivative contracts" in the Company's Condensed Consolidated Statement of Operations.

     For the Matrix properties acquired in July 2001, we attempted to protect our investment with the purchase of price floors covering nearly all of the forecasted proven natural gas production through December 2003. We collected approximately $609,000 on these hedges during the second quarter of 2001. When Enron filed for bankruptcy during the fourth quarter of 2001 our hedges with Enron ceased to qualify for hedge accounting treatment as required by Financial Accounting Standards No. 133, and the accounting treatment changed at that point in time. This change meant that any changes in the current market value of these assets must be reflected in our income statement and any remaining accumulated other comprehensive income (part of equity) left at the time of the accounting change must be recognized over the original periods the hedging contracts were to expire. To adjust the Enron hedges down to the current market value, which we determined to be the amount that we sold the claims for in February 2002, we took a pre-tax write down of $24.4 million in the fourth quarter of 2001. The accumulated other comprehensive income previously recorded as part of the mark-to-market value adjustment each quarter remained to be recognized over 2002 and 2003, the periods during which these hedges would have expired. The result is that we will have pre-tax income attributable to these Enron hedges during 2002 of approximately $13.4 million and pre-tax income during 2003 of approximately $5.1 million as we reclassify the balance in accumulated other comprehensive income relating to these hedges. The three year total pre- tax net loss will be approximately $5.9 million, which approximates the difference between the amount collected and paid for the Enron portion of the Matrix price floors. During the second quarter and first six months of 2002, we recorded pre-tax income of $3.6 million and $7.2 million, respectively, related to the Enron hedges in "Amortization of derivative contracts and other non-cash hedging adjustments" in our Condensed Consolidated Statement of Operations.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Subsequent to the Enron bankruptcy, we purchased additional hedges to protect against any further deterioration in natural gas prices. These have a floor price of $2.50 per MMBtu and an average ceiling price of around $4.15 per MMBtu and cover not only the then anticipated gas production from the Matrix properties, but a substantial portion of our other natural gas production as well. Overall, these hedges, which were purchased from four different financial institutions, cover approximately 75% of our then forecasted total 2002 natural gas production. We collected additional revenue of $1.6 million during the first quarter of 2002 from these natural gas hedges which is recorded in "Gain on settlements of derivative contracts" in our Condensed Consolidated Statement of Operations. Nothing was collected on these contracts during the second quarter of 2002.

     In February 2002 we acquired no-cost collars from three different financial institutions covering 70,000 MMBtu/d during calendar 2003 with a floor price of $2.75 per MMBtu and a weighted average ceiling price of $4.025 per MMBtu. Although we have not completed our forecast for 2003, we expect that these hedges will cover between 50% and 75% of our currently anticipated 2003 natural gas production.

Hedges as of June 30, 2002

     The following table lists all of our individual hedges in place as of June 30, 2002.

 Crude Oil Contracts:
 --------------------
                                                               NYMEX Contract Prices Per Bbl
                                                  -------------------------------------------------------
                                                                                      Collar Prices             Estimated
                                                                                -------------------------      Fair Value at
Type of Contract and Period          Bbls/day      Swap Price    Floor Price       Floor        Ceiling       June 30, 2002
-------------------------------    ------------   ------------   ------------   -----------   -----------   -----------------
Floor Contracts                                                                                                (thousands)
   July 2002 - Dec. 2002                 10,000   $          -   $      21.00   $         -   $         -   $             496
Swap Contracts
   Oct. 2002 - Dec. 2002                  2,750   $      25.50   $          -   $         -   $         -   $               -
   Jan. 2003 - Dec. 2003                  2,500          24.22              -             -             -                   -
   Jan. 2003 - Dec. 2003                  2,000          24.30              -             -             -                   -
   Jan. 2004 - Dec. 2004                  2,500          22.89              -             -             -                   -
   Jan. 2004 - Dec. 2004                  2,000          23.00              -             -             -                   -
Collar Contracts
   Jan. 2003 - Dec. 2003                 10,000   $          -   $          -   $     20.00   $     30.00   $              47


Natural Gas Contracts:
----------------------
                                                               NYMEX Contract Prices Per MMBtu
                                                    ------------------------------------------------------
                                                                                        Collar Prices           Estimated
                                                                                   -----------------------    Fair Value at
Type of Contract and Period         MMBtu/d        Swap Price     Floor Price      Floor       Ceiling        June 30, 2002
-------------------------------  --------------   ------------   -------------- ----------   -----------    -----------------
Floor Contracts                                                                                                (thousands)
   July 2002 - Sept. 2002                 2,873   $          -   $       3.38   $        -   $          -   $              50
   Oct. 2002 - Dec. 2002                  2,135              -           3.38            -              -                  59
Collar Contracts
   July 2002 - Dec. 2002                 40,000   $          -   $          -   $     2.50   $       4.10   $            (788)
   July 2002 - Dec. 2002                 25,000              -              -         2.50           4.20                (766)
   July 2002 - Dec. 2002                 25,000              -              -         2.50           4.17                (502)
   Jan. 2003 - Dec. 2003                 45,000              -              -         2.75           4.00              (6,914)
   Jan. 2003 - Dec. 2003                 25,000              -              -         2.75           4.07              (3,673)

     At June 30, 2002, our derivative contracts were recorded at their fair value, which was a net liability of approximately $12.0 million, a decrease of approximately $35.5 million from the $23.5 million fair value asset recorded as of December 31, 2001. This change is the result of (i) a decrease in the fair market value of our hedges due to an increase in oil and natural gas commodity prices between December 31, 2001 and June 30, 2002, (ii) the settlement received from our former Enron hedge positions in February 2002, and (iii) the expiration of certain derivative contracts in the first half of 2002 for which we recorded amortization expense of $5.1 million.

   The balance in accumulated other comprehensive loss of $4.5 million at June 30, 2002, represents the deficit in the fair market value of our contracts as compared to the cost of our hedges, net of related income taxes, and also includes the remaining accumulated other comprehensive income relating to the Enron hedges, as these assets no longer qualify for hedge accounting treatment due to the Enron bankruptcy. The remaining accumulated other comprehensive income relating to these Enron hedges will be reclassified in 2002 and 2003, during the periods that the hedges would have otherwise expired. Of the $4.5 million in accumulated other comprehensive loss as of June 30, 2002, $7.7 million of the deficit relates to current hedging contracts that will expire within the next 12 months and $2.3 million relates to contracts which expire subsequent to June 30, 2003. Accumulated other comprehensive loss also includes $5.5 million related to future income associated with former Enron hedging contracts that will be reclassified out of accumulated other comprehensive loss during the next 12 months.

     Based on NYMEX natural gas futures prices at June 30, 2002, we would expect future cash receipts of $3,000 on our natural gas commodity hedges. If natural gas futures prices were to decline by 10%, the amount we would expect to receive under our natural gas commodity hedges would increase to $119,000, and if futures prices were to increase by 10% we would expect to pay $2.8 million. Based on NYMEX crude oil futures prices at June 30, 2002, we would expect to pay $1.7 million on our crude oil commodity hedges. If crude oil futures prices were to decline by 10%, we would expect to receive $7.1 million under our crude oil commodity contracts, and if crude oil futures prices were to increase by 10%, we would expect to pay $10.4 million under our crude oil commodity hedges.

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

                           Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     Denbury's Annual Meeting of Shareholders was held on May 22, 2002 for the purposes of: 1) the election of nine nominees to serve as Directors of Denbury for one-year terms to expire at the 2003 Annual Meeting of Shareholders; 2) a
1.6 million share increase in the number of shares issuable under the Company's Employee Stock Option Plan, and 3) a 500,000 share increase in the number of shares issuable under the Company's Employee Stock Purchase Plan. At the record date, April 8, 2002, 53,180,218 shares of common stock were outstanding and entitled to one vote per share upon all matters submitted at the meeting. Holders of 47,085,498 shares of common stock, representing 89% of the total issued and outstanding shares of common stock, were present in person or by proxy at the meeting to cast their vote.

     With respect to the election of directors, the votes were cast as follows:


NOMINEES FOR DIRECTORS                     FOR               WITHHELD
---------------------------------   -----------------   ------------------
Ronald G. Greene                       46,836,800             248,698
David Bonderman                        45,532,945           1,552,553
David I. Heather                       46,838,760             246,738
David B. Miller                        46,841,835             243,663
William S. Price, III                  45,533,652           1,551,846
Gareth Roberts                         45,527,352           1,558,146
Jeffrey Smith                          46,837,135             248,363
Wieland F. Wettstein                   46,835,025             250,473
Carrie A. Wheeler                      46,832,560             252,938

With respect to the increase in the shares issuable under the Company's Employee Stock Option Plan, the votes were cast as follows:


       FOR                AGAINST              ABSTENTIONS
-----------------     ----------------     -------------------
   44,229,453            1,198,471              1,657,574

With respect to the increase in the shares issuable under the Company's Employee Stock Purchase Plan, the votes were cast as follows:


       FOR                AGAINST              ABSTENTIONS
-----------------     ----------------     -------------------
   44,551,441             902,539               1,631,518

Item 6.  Exhibits and Reports on Form 8-K during the Second Quarter of 2002
---------------------------------------------------------------------------

     Exhibits:
     ---------

     15* Letter from Independent Accountants as to unaudited interim financial information.

     99.1* Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Filed herewith.

     Reports on Form 8-K:
     --------------------

     On May 22, 2002, the Company filed a Current Report on Form 8-K announcing that it had acquired Genesis Energy L.L.C., which acts as the general partner of Genesis Energy, L.P.

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



Date: August 13, 2002