Form 10-Q
period 2002-09-30
DENBURY RESOURCES INC
filed 2002-11-12
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                        --------------------------------

(Mark One)
    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002



              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-12935
                    ----------------------------------------


                             DENBURY RESOURCES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             DELAWARE                                   75-2815171
   (State or other jurisdictions of                  I.R.S. Employer
   incorporation or organization)                    Identification No.)


         5100 TENNYSON PARKWAY
              SUITE 3000
              PLANO, TX                                    75024
   (Address of principal executive offices)              (Zip code)



Registrant's telephone number, including area code:               (972) 673-2000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                          OUTSTANDING AT OCTOBER 31, 2002
                  -----                          -------------------------------

         Common Stock, $.001 par value                     53,454,558

                             DENBURY RESOURCES INC.

                                      INDEX

                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information

     Item 1. Financial Statements

         Independent Accountants' Report                                                          3

         Condensed Consolidated Balance Sheets at September 30, 2002 (Unaudited)
               and December 31, 2001                                                              4

         Condensed Consolidated Statements of Operations for the Three and Nine Months
               Ended September 30, 2002 and 2001 (Unaudited)                                      5

         Condensed Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2002 and 2001 (Unaudited)                                      6

         Notes to Condensed Consolidated Financial Statements                                     7-19

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                          20-34

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          35

     Item 4.  Controls and Procedures                                                             35


 Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                    35

     Signatures                                                                                   36

     Certifications                                                                               37-38

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of Denbury Resources Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Denbury Resources Inc. and subsidiaries (the "Company") as of September 30, 2002, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP

Dallas, Texas
November 5, 2002

                             DENBURY RESOURCES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                  September 30,      December 31,
                                                                                       2002              2001
                                                                                 ----------------   ---------------
                                                                                   (Unaudited)

                                                ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                      $     22,924        $    23,496
   Accrued production receivables                                                       31,908             22,823
   Trade and other receivables                                                          12,293             32,512
   Derivative assets                                                                        41             23,458
   Deferred tax asset                                                                   35,802                989
                                                                                  ------------        -----------
        Total current assets                                                           102,968            103,278
                                                                                  ------------        -----------

PROPERTY AND EQUIPMENT
   Oil and natural gas properties (using full cost accounting)
        Proved                                                                       1,217,172          1,098,263
        Unevaluated                                                                     51,296             44,521
   CO2 properties and equipment                                                         57,317             45,555
   Less accumulated depletion and depreciation                                        (586,968)          (520,332)
                                                                                  ------------        -----------
        Net property and equipment                                                     738,817            668,007
                                                                                  ------------        -----------

INVESTMENT IN GENESIS ENERGY, INC.                                                       2,191                  -
OTHER ASSETS                                                                            18,289             18,703
NON-CURRENT DERIVATIVE ASSETS                                                              483                  -
                                                                                  ------------        -----------
           TOTAL ASSETS                                                           $    862,748        $   789,988
                                                                                  ============        ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                       $     33,258        $    66,491
   Oil and gas production payable                                                       14,467             13,447
   Derivative liabilities                                                               16,676                  -
                                                                                  ------------        -----------
        Total current liabilities                                                       64,401             79,938
                                                                                  ------------        -----------

LONG-TERM LIABILITIES
   Long-term debt                                                                      369,641            334,769
   Provision for site reclamation costs                                                  6,264              4,318
   Derivative liabilities                                                                5,918                  -
   Deferred tax liability                                                               54,505             18,422
   Other liabilities                                                                     3,085              3,373
                                                                                  ------------        -----------
        Total long-term liabilities                                                    439,413            360,882
                                                                                  ------------        -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 25,000,000 shares authorized; none
       issued and outstanding                                                                -                  -
   Common stock, $.001 par value, 100,000,000 shares authorized;
      53,442,188 and 52,956,825 shares issued and outstanding at September
      30, 2002 and December 31, 2001, respectively                                          53                 53
   Paid-in capital in excess of par                                                    395,049            391,557
   Accumulated deficit                                                                 (25,167)           (56,670)
   Accumulated other comprehensive income (loss)                                       (11,001)            14,228
                                                                                  ------------        -----------
        Total stockholders' equity                                                     358,934            349,168
                                                                                  ------------        -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    862,748        $   789,988
                                                                                  ============        ===========

                      (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                                   (Unaudited)


                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                        ---------------------------    -------------------------
                                                              2002          2001             2002         2001
                                                        ------------- -------------    ------------ ------------
REVENUES
   Oil, natural gas and related product sales           $      72,153 $      65,554    $    194,177 $    208,992
   CO2 sales                                                    2,182         1,455           5,568        3,738
   Gain (loss) on settlements of derivative contracts            (218)        7,217           2,430        7,835
   Interest and other income                                      407            92           1,229          340
                                                        ------------- -------------    ------------ ------------
           Total revenues                                      74,524        74,318         203,404      220,905
                                                        ------------- -------------    ------------ ------------

EXPENSES
   Lease operating costs                                       17,714        14,671          50,266       39,558
   Production taxes and marketing expenses                      2,969         3,292           8,880        8,432
   CO2 operating costs                                            431           373             960          708
   General and administrative                                   2,692         2,519           8,474        6,924
   Interest                                                     6,860         6,330          20,086       15,575
   Depletion and depreciation                                  23,031        22,694          70,162       47,687
   Amortization of derivative contracts and other
       non-cash hedging adjustments                            (1,133)        1,969          (3,226)       5,833
   Franchise taxes                                                342           330           1,070          905
                                                        ------------- -------------    ------------ ------------
            Total expenses                                     52,906        52,178         156,672      125,622
                                                        ------------- -------------    ------------ ------------

EQUITY IN NET INCOME OF GENESIS ENERGY, INC.                        2             -              22            -
                                                        ------------- -------------    ------------ ------------

INCOME BEFORE INCOME TAXES                                     21,620        22,140          46,754       95,283

INCOME TAX PROVISION (BENEFIT)
   Current income taxes                                            20        (1,500)           (428)         900
   Deferred income taxes                                        8,141         9,692          15,679       34,355
                                                        ------------- -------------    ------------ ------------

NET INCOME                                              $      13,459 $      13,948    $     31,503 $     60,028
                                                        ============= =============    ============ ============

NET INCOME PER COMMON SHARE
   Basic                                                $        0.25 $        0.27    $       0.59 $       1.25
   Diluted                                                       0.25          0.26            0.58         1.22



WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                       53,354        52,169          53,170       48,127
   Diluted                                                     54,562        53,154          54,193       49,244

                      (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                             ----------------------------------
                                                                                 2002                  2001
                                                                             -------------         ------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                                                  $      31,503         $     60,028
 Adjustments needed to reconcile to net cash flow provided by operations:
   Depreciation, depletion and amortization                                         70,162               47,687
   Amortization of derivative contracts and other non-cash hedging adjustments      (3,226)               5,833
   Deferred income taxes                                                            15,679               34,355
   Amortization of debt issue costs and other                                        2,006                  943
                                                                             -------------         ------------
                                                                                   116,124              148,846
 Changes in assets and liabilities:
   Accrued production receivable                                                    (9,085)              15,613
   Trade and other receivables                                                      20,576              (17,187)
   Derivative assets and liabilities                                                 8,426              (22,712)
   Other assets                                                                       (228)              (1,509)
   Accounts payable and accrued liabilities                                        (33,233)              20,276
   Oil and gas production payable                                                    1,020               (3,705)
   Other liabilities                                                                  (617)               2,450
                                                                             -------------         ------------

NET CASH PROVIDED BY OPERATIONS                                                    102,983              142,072
                                                                             -------------         ------------

CASH FLOW USED FOR INVESTING ACTIVITIES:
   Oil and natural gas expenditures                                                (76,094)            (113,613)
   Acquisitions of oil and gas properties                                          (53,242)             (93,124)
   Investment in Genesis Energy, Inc.                                               (2,169)                   -
   Acquisitions of CO2 assets and capital expenditures                             (11,393)             (44,991)
   Increase in restricted cash                                                        (621)              (2,217)
   Proceeds from disposition of oil and gas properties                               4,552                    -
   Net purchases of other assets                                                      (853)              (1,330)
                                                                             -------------         ------------

NET CASH USED FOR INVESTING ACTIVITIES                                            (139,820)            (255,275)
                                                                             -------------         ------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Bank repayments                                                                 (15,000)             (79,130)
   Bank borrowings                                                                  49,130              126,000
   Issuance of subordinated debt                                                         -               68,652
   Issuance of common stock                                                          2,854                2,041
   Costs of debt financing                                                            (719)              (2,916)
                                                                             -------------         ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           36,265              114,647
                                                                             -------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (572)               1,444

Cash and cash equivalents at beginning of period                                    23,496               22,293
                                                                             -------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $      22,924         $     23,737
                                                                             =============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                  $      22,879         $     15,778
   Cash paid (refunded) during the period for income taxes                          (1,305)               1,776
   Common stock issued in Matrix acquisition (non-cash)                                  -               59,195

                      (See accompanying notes to Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements of Denbury Resources Inc. and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms "we," "our," "us," "Denbury" or "Company" refers to Denbury Resources Inc. and its subsidiaries. These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001. Any capitalized terms used but not defined in these Notes to Condensed Consolidated Financial Statements have the same meaning given to them in the Form 10-K.

     The financial data for the three and nine month periods ended September 30, 2002 and 2001, included herein, have been subjected to a limited review by Deloitte & Touche LLP, Denbury's independent accountants. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of Denbury as of September 30, 2002 and the consolidated results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001. Certain prior period items have been reclassified to make the classification consistent with this quarter.

     On May 14, 2002, a newly-formed subsidiary of Denbury acquired Genesis Energy, Inc., the general partner of Genesis Energy, L.P., a publicly traded master limited partnership engaged in crude oil gathering, marketing and transportation. We are accounting for our ownership and interest in Genesis Energy, L.P. under the equity method of accounting. See Note 4, "Acquisition of Genesis Energy, L.L.C.," for further information regarding the acquisition and summary financial information of Genesis.

Net Income per Common Share

     Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options and any other convertible securities outstanding. For the three and nine month periods ended September 30, 2002 and 2001, there were no adjustments to net income for purposes of calculating diluted net income per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three and nine month periods ended September 30, 2002 and 2001(shares in thousands).

                                                  Three Months Ended              Nine Months Ended
                                                    September 30,                   September 30,
                                            ------------------------------   ----------------------------
                                                  2002            2001            2002            2001
                                            --------------  --------------   -------------   ------------
Weighted average common shares - basic              53,354          52,169          53,170         48,127

Potentially dilutive securities:
     Stock options                                   1,208             985           1,023          1,117
                                            --------------  --------------   -------------   ------------

Weighted average common shares - diluted            54,562          53,154          54,193         49,244
                                            ==============  ==============   =============   ============

                            DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     For the three and nine months ended September 30, 2002, additional options outstanding to purchase 1.3 million and 2.1 million shares of common stock, respectively, were excluded from the diluted net income per common share calculations as the exercise prices of these options exceeded the average market price of Denbury's common stock during these periods. For the three and nine months ended September 30, 2001, additional options outstanding to purchase 1.9 million and 1.3 million shares of common stock, respectively, were excluded from the diluted net income per common share calculations as the exercise prices of these options exceeded the average market price of Denbury's common stock during these periods.

Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. This standard is effective for us beginning in 2003, but earlier adoption is encouraged. Adoption of the standard will result in recording a cumulative effect of a change in accounting principle in the period of adoption. We have not yet determined the impact of this new standard.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 but retains its fundamental provisions for the (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes other pronouncements which currently do not affect the Company. SFAS No. 144 was effective for us beginning January 1, 2002 and has not had any impact on our financial statements.

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

2.   NOTES PAYABLE AND LONG-TERM INDEBTEDNESS

                                                               September 30,      December 31,
                                                                   2002               2001
                                                             ---------------    ---------------
                                                                  (Amounts in thousands)
                                                               (Unaudited)
Senior bank loan                                             $      175,000     $       140,870
9% Senior Subordinated Notes Due 2008                               125,000             125,000
9% Series B Senior Subordinated Notes Due 2008                       75,000              75,000
Discount on 9% Series B Senior Subordinated Notes Due 2008           (5,359)             (6,101)
                                                             ---------------    ---------------
          Total long-term debt                               $       369,641    $       334,769
                                                             ===============    ===============

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In September 2002, we entered into a Third Amended and Restated Credit Agreement with our banks which extended the maturity of our bank credit facility from December 2003 to April 2006. In conjunction with the amended credit agreement, Bank One became the new administrative agent bank and the facility borrowing base remained at $220 million, leaving a borrowing capacity of approximately $45 million as of September 30, 2002. There were no other significant changes to the amended and restated credit agreement. Our bank credit facility provides for a semi-annual redetermination of the borrowing base on April 1st and October 1st.

3.   ACQUISITION OF COHO PROPERTIES

     In August 2002, we acquired COHO Energy Inc.'s Gulf Coast properties auctioned in the U.S. Bankruptcy Court in Dallas, Texas. Our net purchase price, adjusted for interim cash flow from the June 1, 2002 effective date, together with purchase adjustments to date, was $48.2 million and included nine fields, eight of which are located in Mississippi and one in Texas. Seven of the eight Mississippi fields and the one Texas field are operated by us. Our initial estimates indicate the acquisition includes net proven reserves of approximately
14.4 million barrels of oil with current production, net to Denbury, of between 4,000 and 4,500 barrels of oil per day. The Mississippi fields include interests in the Brookhaven, Laurel, Martinville, Soso and Summerland fields, with such interests representing operational control with working interests in excess of 90%, plus interests in the smaller Bentonia, Cranfield and Glazier fields. We have hedged nearly 100% of the forecasted proved developed production relating to this acquisition through the end of 2004 with no- cost oil swaps (i.e.
forward sales). The average fixed price for the last three months of 2002 is $25.50 per barrel, and for 2003 is $24.27 per barrel and for 2004 is $22.94 per barrel.

4.   ACQUISITION OF GENESIS ENERGY, L.L.C.

     On May 14, 2002, a newly-formed subsidiary of Denbury acquired Genesis Energy, L.L.C. (which was converted to Genesis Energy, Inc.), the general partner of Genesis Energy, L.P. ("Genesis"), a publicly traded master limited partnership, for total consideration, including expenses and commissions, of approximately $2.2 million. Genesis is engaged in two primary lines of business: crude oil gathering and marketing and pipeline transportation primarily in Mississippi, Texas, Alabama and Florida.

     The general partner that we acquired owns a 2% interest in Genesis. We are accounting for our ownership in Genesis under the equity method of accounting as we have significant influence over the limited partnership as a result of our ownership of the general partner interest, but because of the terms of the partnership agreement, we do not meet the criteria for control which would require us to consolidate the limited partnership. Our equity in Genesis' net income for the third quarter of 2002 and year-to-date 2002 was $2,000 and $22,000, respectively, representing 2% of Genesis' net income for the third quarter of 2002 and for the period from May 15, 2002 through September 30, 2002. Genesis Energy, Inc., the general partner of which we own 100%, has guaranteed the bank debt of Genesis, which had no outstanding borrowings as of September 30, 2002 except for $30.8 million in letters of credit of which $9.0 million secure purchases from Denbury. There are no guarantees by Denbury or any of its other subsidiaries of the debt of Genesis or of Genesis Energy, Inc. Denbury's investment of $2.2 million exceeded our percentage of net equity in the limited partnership at the time of acquisition by approximately $1.0 million, which represents goodwill and is not subject to amortization.

     Genesis has historically been a purchaser of crude oil from Denbury and future purchases of our crude oil production by Genesis are anticipated. For the nine months ended September 30, 2002, we recorded sales to Genesis of $19.6 million and at September 30, 2002, had a production receivable from Genesis of $4.3 million. For the year ended December 31, 2001, Genesis purchased approximately 17% of our crude oil production and accounted for 8% of our total oil and natural gas revenues.

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Summarized financial information of Genesis Energy L.P. is as follows (amounts in thousands):


                                      Three Months              Nine Months
                                          Ended                    Ended
                                       September 30,            September 30,
                                           2002                     2002
                                   -------------------     --------------------
Revenues                           $           216,350     $            696,358
Cost of sales                                  211,582                  679,930
Other expenses                                   4,665                   12,905
                                   -------------------     --------------------
Net income                         $               103     $              3,523
                                   ===================     ====================


                                      September 30,            December 31,
                                          2002                     2001
                                   -------------------     --------------------
Current assets                     $            84,986     $            182,100
Non-current assets                              43,393                   48,013
                                   -------------------     --------------------
Total assets                       $           128,379     $            230,113
                                   ===================     ====================

Current liabilities                $            92,332     $            183,689
Non-current liabilities                            515                   14,415
Partners' capital                               35,532                   32,009
                                   -------------------     --------------------
Total liabilities and
  partners' capital                $           128,379     $            230,113
                                   ===================     ====================

5. ACQUISITION OF MATRIX OIL AND GAS, INC.

     On July 10, 2001, Denbury completed the acquisition of Matrix Oil & Gas, Inc.("Matrix"), an independent oil and gas company based in Covington, Louisiana. Under the merger agreement, Denbury paid a total of approximately $157.4 million, comprised of $98.2 million (63%) in cash and $59.2 million (37%) in the form of 6.6 million shares of Denbury's common stock, including post-closing adjustments. The acquired operations of Matrix were reflected in our financial results beginning July 1, 2001.

     The following pro forma information reflects the consolidated results of operations for the nine months ended September 30, 2001, based upon adjustments to the historical financial statements of Denbury and the historical financial statements of Matrix to give effect to the acquisition as if such acquisition had occurred on January 1, 2001 (in thousands, except per share data):


                                     Nine Months
                                        Ended
                                    September 30,
                                        2001
                                  -----------------
Operating revenues                $         260,195
Net income                                   64,019


Income per common share:
   Basic                          $            1.21
   Diluted                                     1.19

                            DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    COMPREHENSIVE INCOME

     The following tables present comprehensive income for the three and nine month periods ended September 30, 2002.

                                                                                         Three Months Ended
(Amounts in thousands)                                                                   September 30, 2002
                                                                                 -----------------------------------
Accumulated other comprehensive loss - June 30, 2002                                                  $       (4,488)
Net income                                                                       $        13,459
Other comprehensive loss - net of tax
       Reclassification adjustments related to derivative contracts                       (1,993)
       Amortization of derivative contracts                                                1,457
       Change in fair value of outstanding hedging positions                              (5,977)
                                                                                 ---------------
Total other comprehensive loss                                                            (6,513)             (6,513)
                                                                                 ---------------      --------------
Comprehensive income                                                             $         6,946
                                                                                 ===============
Accumulated other comprehensive loss - September 30, 2002                                             $      (11,001)
                                                                                                      ==============





                                                                                          Nine Months Ended
(Amounts in thousands)                                                                   September 30, 2002
                                                                                 -----------------------------------
Accumulated other comprehensive income - December 31, 2001                                            $       14,228
Net income                                                                       $        31,503
Other comprehensive loss - net of tax
       Reclassification adjustments related to derivative contracts                       (6,539)
       Amortization of derivative contracts                                                4,684
       Change in fair value of outstanding hedging positions                             (23,374)
                                                                                 ---------------
Total other comprehensive loss                                                           (25,229)            (25,229)
                                                                                 ---------------      --------------
Comprehensive income                                                             $         6,274
                                                                                 ===============
Accumulated other comprehensive loss - September 30, 2002                                             $     (11,001)
                                                                                                      ==============

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following tables present comprehensive income for the three and nine month periods ended September 30, 2001.

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
                                                                                                      ==============

7.    PRODUCT PRICE HEDGING CONTRACTS

     We enter into various financial contracts to hedge our exposure to commodity price risk associated with anticipated future oil and natural gas production. These hedge contracts are purchased to either protect our capital development budget or to protect a rate of return on acquisitions. These contracts have historically consisted of price ceilings and floors, collars and fixed price swaps. All of the mark-to-market valuations used for our financial derivatives are provided by external sources and are based on prices that are actively quoted. We attempt to manage and control market and counterparty credit risk through established internal control procedures which are reviewed on an ongoing basis. We also minimize our credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification.

     On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the change in fair value is recognized in earnings. If the derivative qualifies for hedge accounting, the change in fair value of the derivative is recognized in other comprehensive income (equity) assuming that the hedge is effective. In order for a hedge to be effective and qualify for hedge accounting, the changes in fair value or cash flows of the hedging instruments and the hedged items must have a high degree of correlation.

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Upon adoption on January 1, 2001, we recorded a $1.6 million increase in assets for the fair value of our price floors in place, with a corresponding increase to accumulated other comprehensive income of approximately $1.0 million, after tax, for the transition adjustment as of January 1, 2001. In the first quarter of 2001, the fair value of our derivative contracts decreased by $4.1 million. We recognized this loss as a $3.1 million loss in "Amortization of derivative contracts and other non-cash hedging adjustments" in our Condensed Consolidated Statements of Operations, with the remaining $1.0 million ($622,000 net of income taxes) recorded as a reclassification out of accumulated other comprehensive income.

     In the third quarter of 2001, the FASB amended its original guidance to allow companies to amortize the cost of net purchased options over the period of the applicable contract. As a result, since the third quarter of 2001 we have been amortizing our derivative contract premiums over the periods during which the contracts expire. During the third quarter and first nine months of 2002, this resulted in the amortization of $2.3 million and $7.4 million of derivative contract premiums, respectively. This amortization was offset by pre-tax income, representing the reversal of accumulated other comprehensive income relating to the hedges purchased from Enron in 2001 that remained at the time that hedge accounting was discontinued, in the amounts of $3.4 million and $10.7 million for the three and nine months ended September 30, 2002, respectively. The accumulated other comprehensive income related to these former Enron hedges is being amortized into pre-tax income over the original expected life of the hedges (i.e. through December 2003). See "Natural Gas Hedges Historical Data" below for a full discussion of the impact of these hedges purchased from Enron.

Oil Hedges Historical Data

     During 2000, we purchased a $22.00 per barrel price floor on our 2001 production covering 12,800 Bbls/d at an aggregate cost of $1.8 million. This contract covered approximately 75% of our anticipated 2001 oil production, excluding any anticipated production from acquisitions. During the first nine months of 2001, we did not collect anything on this price floor.

     During July 2001, we acquired a $21.00 per barrel price floor on 10,000 Bbls/d for 2002 production at an aggregate cost of approximately $4.7 million. This price floor covered approximately 60% of our then anticipated oil production for 2002. During the first quarter of 2002, we collected $462,000 on this price floor, which was recorded in "Gain (loss) on settlements of derivative contracts" in our Condensed Consolidated Statement of Operations.
Nothing was collected on this contract during the second or third quarters of 2002.

     In May 2002, we acquired collars covering 10,000 Bbls/d during calendar 2003 with a floor price of $20.00 per barrel and a ceiling price of $30.00 per barrel.

     In June 2002, we acquired oil hedges from two different financial institutions to hedge almost 100% of the forecasted proved developed oil production from the then pending COHO acquisition for 2003 and 2004. The oil hedges are no- cost swaps with an average fixed price of $24.27 per barrel during calendar 2003 and an average fixed price of $22.94 per barrel during calendar 2004. In addition, we supplemented COHO's 2002 oil hedges that we received as part of the COHO asset purchase, by acquiring an oil swap for the fourth quarter of 2002 covering 2,750 Bbls/d at a fixed price of $25.50 per barrel. The existing COHO hedges that we received as part of the acquisition cover 1,250 Bbls/d for the fourth quarter of 2002 and have an average floor price of $22.60 and an average ceiling price of $27.63 per barrel.

     In September 2002, we acquired oil hedges from three different financial institutions to hedge 2,000 Bbls/d for 2003 at a fixed price (i.e. swap) of $25.70 per barrel and 5,000 Bbls/d for 2004 at an average fixed price (i.e.
swap) of $23.04 per barrel. In the aggregate, we have oil hedges in place to cover between 75% and 85% of our currently anticipated 2003 oil production and between 40% and 50% of our currently anticipated 2004 oil production.

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Natural Gas Hedges Historical Data

     During 2000, we purchased a $2.80 per MMBtu price floor on our 2001 production covering 37,500 MMBtu/d at an aggregate cost of $0.8 million. This contract covered approximately 75% of our then anticipated 2001 natural gas production, excluding any anticipated production from acquisitions. During the first nine months of 2001 we collected $430,000 on this price floor.

     At the same time that we acquired Thornwell Field, we purchased price floors for these predominately natural gas properties that we acquired in the fourth quarter of 2000. The price floors covered nearly all of the anticipated proven natural gas production at that time from these properties for 2001 and 2002. These floors cost $2.5 million with varying volumes and price floors each quarter for 2001 and 2002. During the first nine months of 2001 and 2002, we collected $917,000 and $646,000, respectively, on these prices floors. During the third quarter of 2001 and 2002, we collected $908,000 and $40,000, respectively, from these price floors.

     For the Matrix properties acquired in July 2001, we attempted to protect our investment with the purchase of price floors covering nearly all of the forecasted proven natural gas production through December 2003. We collected approximately $5.9 million on these hedges during the third quarter of 2001. When Enron filed for bankruptcy during the fourth quarter of 2001 our hedges with Enron ceased to qualify for hedge accounting treatment as required by SFAS No. 133, and the accounting treatment changed at that point in time. This change meant that any changes in the current market value of these assets must be reflected in our income statement and any remaining accumulated other comprehensive income (part of equity) left at the time of the accounting change must be recognized over the original periods the hedging contracts were to expire. To adjust the Enron hedges down to the current market value, which we determined to be the amount that we sold the claims for in February 2002, we took a pre-tax write down of $24.4 million in the fourth quarter of 2001. The accumulated other comprehensive income previously recorded as part of the mark-to- market value adjustment each quarter remained to be recognized over 2002 and 2003, the periods during which these hedges would have expired. The result is that we will have pre-tax income attributable to these Enron hedges during 2002 of approximately $13.4 million and pre-tax income during 2003 of approximately $5.1 million as we reclassify the balance in accumulated other comprehensive income relating to these hedges. The three year total pre-tax net loss will be approximately $5.9 million, which approximates the difference between the amount collected and paid for the Enron portion of the Matrix price floors. During the third quarter and first nine months of 2002, we recorded pre-tax income of $3.4 million and $10.7 million, respectively, related to the Enron hedges in "Amortization of derivative contracts and other non-cash hedging adjustments" in our Condensed Consolidated Statement of Operations.

     Subsequent to the Enron bankruptcy, we purchased additional hedges to protect against any further deterioration in natural gas prices. These have a floor price of $2.50 per MMBtu and an average ceiling price of around $4.15 per MMBtu and cover not only the then anticipated gas production from the Matrix properties, but a substantial portion of our other natural gas production as well. Overall, these hedges, which were purchased from four different financial institutions, cover approximately 75% of our then forecasted total 2002 natural gas production. We collected additional revenue of $1.6 million during the first quarter of 2002 from these natural gas hedges which is recorded in "Gain (loss) on settlements of derivative contracts" in our Condensed Consolidated Statement of Operations. Nothing was paid or received on these contracts during the second or third quarters of 2002.

     In February 2002, we acquired no-cost collars from three different financial institutions covering 70,000 MMBtu/d for calendar year 2003 with a floor price of $2.75 per MMBtu and a weighted average ceiling price of $4.025 per MMBtu.

     In September 2002, we acquired natural gas hedges for 2003 and 2004 from three different financial institutions. The hedges for 2003 consist of a fixed price (i.e. swap) of $3.905 for 10,000 MMBtu/d and a no-cost collar covering 30,000 MMBtu/d for 2004 with a floor price of $3.50 and a ceiling price of $4.45. In the aggregate, we have natural gas hedges to cover between 65% and 75% of our currently anticipated 2003 natural gas production and between 20% and 30% of our currently anticipated 2004 natural gas production.

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following table lists all of the Company's individual hedges in place as of September 30, 2002.

CRUDE OIL CONTRACTS:
-------------------
                                                               NYMEX Contract Prices Per Bbl
                                                  -------------------------------------------------------
                                                                                      Collar Prices             Estimated
                                                                                -------------------------     Fair Value at
Type of Contract and Period           Bbls/d       Swap Price    Floor Price       Floor        Ceiling       September 30,
-------------------------------    ------------   ------------   ------------   -----------   -----------   -----------------
Floor Contracts                                                                                                (thousands)
   Oct. 2002 - Dec. 2002               10,000     $          -   $      21.00   $         -   $         -   $              17
Collar Contracts
   Oct. 2002 - Dec. 2002                1,250     $          -   $          -   $     22.60   $     27.63   $            (334)
   Jan. 2003 - Dec. 2003               10,000                -              -         20.00         30.00              (1,759)
Swap Contracts
   Oct. 2002 - Dec. 2002                2,750     $      25.50   $          -   $         -   $         -   $          (1,136)
   Jan. 2003 - Dec. 2003                2,500            24.25              -             -             -              (1,506)
   Jan. 2003 - Dec. 2003                2,000            24.30              -             -             -              (1,170)
   Jan. 2003 - Dec. 2003                2,000            25.70              -             -             -                (112)
   Jan. 2004 - Dec. 2004                2,500            22.89              -             -             -                (276)
   Jan. 2004 - Dec. 2004                4,500            23.00              -             -             -                (323)
   Jan. 2004 - Dec. 2004                2,500            23.08              -             -             -                (107)

NATURAL GAS CONTRACTS:
---------------------
                                                               NYMEX Contract Prices Per MMBtu
                                                  -------------------------------------------------------
                                                                                      Collar Prices             Estimated
                                                                                -------------------------     Fair Value at
Type of Contract and Period          MMBtu/d       Swap Price    Floor Price       Floor        Ceiling       September 30,
-------------------------------    ------------   ------------   ------------   -----------   -----------   -----------------
Floor Contracts                                                                                                (thousands)
   Oct. 2002 - Dec. 2002                2,135     $          -   $       3.38   $         -   $        -    $               5
Collar Contracts
   Oct. 2002 - Dec. 2002               40,000     $          -   $          -   $      2.50   $     4.10    $            (972)
   Oct. 2002 - Dec. 2002               25,000                -              -          2.50         4.20                 (820)
   Oct. 2002 - Dec. 2002               25,000                -              -          2.50         4.17                 (549)
   Jan. 2003 - Dec. 2003               45,000                -              -          2.75         4.00               (8,044)
   Jan. 2003 - Dec. 2003               25,000                -              -          2.75         4.07               (4,189)
   Jan. 2004 - Dec. 2004               30,000                -              -          3.50         4.45                 (203)
Swap Contracts
   Jan. 2003 - Dec. 2003               10,000    $       3.905   $          -   $         -   $        -    $            (592)

     At September 30, 2002, our derivative contracts were recorded at their fair value, which was a net liability of approximately $22.1 million, a decrease of approximately $45.6 million from the $23.5 million fair value asset recorded as of December 31, 2001. This change is the result of (i) a decrease in the fair market value of our hedges due to an increase in oil and natural gas commodity prices between December 31, 2001 and September 30, 2002, (ii) the settlement received from our former Enron hedge positions in February 2002, and (iii) the expiration of certain derivative contracts in the first nine months of 2002 for which we recorded amortization expense of $7.4 million.

     The balance in accumulated other comprehensive loss of $11.0 million at September 30, 2002, represents the deficit in the fair market value of our derivative contracts as compared to the cost of our hedges, net of income taxes, and also

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

includes the remaining accumulated other comprehensive income relating to the Enron hedges, as these assets no longer qualify for hedge accounting treatment due to the Enron bankruptcy. The remaining accumulated other comprehensive income relating to these Enron hedges will be reclassified in 2002 and 2003, during the periods that the hedges would have otherwise expired. Of the $11.0 million in accumulated other comprehensive loss as of September 30, 2002, $11.9 million of the deficit relates to current hedging contracts that will expire within the next 12 months and $3.9 million relates to contracts which expire subsequent to September 30, 2003. Accumulated other comprehensive loss also includes $4.2 million and $602,000 related to future income associated with the former Enron hedging contracts that will be reclassified out of accumulated other comprehensive loss during the next 12 months and subsequent to September 30, 2003, respectively.

8.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     As of August 2001, all of our subordinated debt securities were fully and unconditionally guaranteed by Denbury Resources Inc.'s significant subsidiaries. Condensed consolidating financial information for Denbury Resources Inc. and its significant subsidiaries as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                   Condensed Consolidating Balance Sheets


                                                                September 30, 2002 (Unaudited)
                                                ---------------------------------------------------------------
                                                   Denbury                                          Denbury
                                                  Resources                                        Resources
                                                 Inc. (Parent     Guarantor                            Inc.
Amounts in thousands                             and Issuer)     Subsidiaries    Eliminations     Consolidated
                                                --------------   -------------   -------------   --------------
ASSETS
Current assets..................................$       83,323   $      19,645   $           -   $      102,968
Property and equipment..........................       530,107         208,710               -          738,817
Investment in subsidiaries (equity method)......       167,819           2,191        (167,819)           2,191
Other assets....................................        15,327           3,445               -           18,772
                                                --------------   -------------   -------------   --------------
     Total assets...............................$      796,576   $     233,991   $    (167,819)  $      862,748
                                                ==============   =============   =============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.............................$       56,957   $       7,444   $           -   $       64,401
Long-term liabilities...........................       380,685          58,728               -          439,413
Stockholders' equity............................       358,934         167,819        (167,819)         358,934
                                                --------------   -------------   -------------   --------------
     Total liabilities and stockholders' equity.$      796,576   $     233,991   $    (167,819)  $      862,748
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
                                                ==============   =============   ==============  ==============

                                          Condensed Consolidating Statements of Operations

                                                     Three Months Ended September 30, 2002 (Unaudited)
                                                ---------------------------------------------------------------
                                                    Denbury                                          Denbury
                                                   Resources                                        Resources
                                                  Inc. (Parent     Guarantor                           Inc.
Amounts in thousands                              and Issuer)     Subsidiaries    Eliminations    Consolidated
                                                --------------   -------------   --------------  --------------

Revenues.....................................   $       61,264   $      13,260   $            -  $       74,524
Expenses.....................................           41,381          11,525                -          52,906
                                                --------------   -------------   --------------  --------------
Income before the following:                            19,883           1,735                -          21,618
     Equity in net earnings of subsidiaries..            1,016               2           (1,016)              2
                                                --------------   -------------   --------------  --------------
Income (loss) before income taxes............           20,899           1,737           (1,016)         21,620
Income tax provision.........................            7,440             721                -           8,161
                                                --------------   -------------   --------------  --------------
Net income (loss)............................   $       13,459   $       1,016   $       (1,016) $       13,459
                                                ==============   =============   ==============  ==============


                                                     Three Months Ended September 30, 2001 (Unaudited)
                                                ---------------------------------------------------------------
                                                    Denbury                                          Denbury
                                                   Resources                                        Resources
                                                 Inc. (Parent       Guarantor                          Inc.
Amounts in thousands                              and Issuer)     Subsidiaries    Eliminations    Consolidated
                                                ---------------  -------------   -------------   --------------
Revenues.....................................   $        61,191  $      13,127   $           -   $       74,318
Expenses.....................................            42,931          9,247               -           52,178
                                                ---------------  -------------   -------------   --------------
Income before the following:                             18,260          3,880               -           22,140
     Equity in net earnings of subsidiaries..             2,804              -          (2,804)               -
                                                ---------------  -------------   -------------   --------------
Income (loss) before income taxes............            21,064          3,880          (2,804)          22,140
Income tax provision.........................             7,116          1,076               -            8,192
                                                ---------------  -------------   -------------   --------------
Net income (loss)............................   $        13,948  $       2,804   $      (2,804)  $       13,948
                                                ===============  =============   =============   ==============

                             DENBURY RESOURCES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                      Nine Months Ended September 30, 2002 (Unaudited)
                                             ------------------------------------------------------------------
                                                 Denbury                                             Denbury
                                                Resources                                           Resources
                                              Inc. (Parent       Guarantor                             Inc.
Amounts in thousands                           and Issuer)      Subsidiaries      Eliminations    Consolidated
                                             ---------------   --------------    --------------  --------------
Revenues.....................................$       163,713   $       39,691    $            -  $      203,404
Expenses.....................................        120,254           36,418                 -         156,672
                                             ---------------   --------------    --------------  --------------
Income before the following:                          43,459            3,273                 -          46,732
     Equity in net earnings of subsidiaries..          1,966               22            (1,966)             22
                                             ---------------   --------------    --------------  --------------
Income (loss) before income taxes............         45,425            3,295            (1,966)         46,754
Income tax provision.........................         13,922            1,329                 -          15,251
                                             ---------------   --------------    --------------  --------------
Net income (loss)............................$        31,503   $        1,966    $       (1,966) $       31,503
                                             ===============   ==============    ==============  ==============



                                                      Nine Months Ended September 30, 2001 (Unaudited)
                                             ------------------------------------------------------------------
                                                 Denbury                                             Denbury
                                                Resources                                           Resources
                                              Inc. (Parent       Guarantor                             Inc.
Amounts in thousands                           and Issuer)      Subsidiaries      Eliminations    Consolidated
                                             ---------------   --------------    --------------  --------------
Revenues.....................................$       208,142   $       12,763    $            -  $      220,905
Expenses.....................................        116,426            9,196                 -         125,622
                                             ---------------   --------------    --------------  --------------
Income before the following:                          91,716            3,567                 -          95,283
     Equity in net earnings of subsidiaries..          2,491                -            (2,491)              -
                                             ---------------   --------------    --------------  --------------
Income (loss) before income taxes............         94,207            3,567            (2,491)         95,283
Income tax provision.........................         34,179            1,076                 -          35,255
                                             ---------------   --------------    --------------  --------------
Net income (loss)............................$        60,028   $        2,491    $       (2,491) $       60,028
                                             ===============   ==============    ==============  ==============

                                          Condensed Consolidating Statements of Cash Flows

                                                      Nine Months Ended September 30, 2002 (Unaudited)
                                             ------------------------------------------------------------------

                                                  Denbury                                            Denbury
                                              Resources Inc.                                        Resources
                                                (Parent and       Guarantor                            Inc.
Amounts in thousands                              Issuer)        Subsidiaries     Eliminations    Consolidated
                                             ---------------   --------------    --------------  --------------
Cash flow from operations....................$        97,878   $        5,105    $            -  $      102,983
Cash flow from investing activities..........       (130,690)          (9,130)                -        (139,820)
Cash flow from financing activities..........         36,265                -                 -          36,265
                                             ---------------   --------------    --------------  --------------
Net increase (decrease) in cash flow.........          3,453           (4,025)                -            (572)
Cash, beginning of period....................         17,052            6,444                 -          23,496
                                             ---------------   --------------    --------------  --------------
Cash, end of period..........................$        20,505   $        2,419    $            -  $       22,924
                                             ===============   ==============    ==============  ==============

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
                                             =================  ==============   ==============  ==============

                             DENBURY RESOURCES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

     You should read the following in conjunction with our financial statements contained herein and our Form 10-K for the year ended December 31, 2001, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

     Denbury is a growing  independent  oil and natural  gas company  engaged in acquisition, development and exploration activities in the U.S. Gulf Coast region. We have significant reserves and production in Mississippi, where we are the largest oil and natural gas producer, in onshore Louisiana and in the offshore Gulf of Mexico. Our strategy is to increase the value of properties that we acquire in our core areas through a combination of exploitation, drilling and proven engineering extraction processes, including secondary
(waterflooding) and tertiary (carbon dioxide or CO2 injection) recovery techniques.

RECENT EVENTS

     ACQUISITION OF CERTAIN COHO PROPERTIES: In August 2002, we acquired COHO Energy Inc.'s Gulf Coast properties auctioned in the U.S. Bankruptcy Court in Dallas, Texas. Our net purchase price, adjusted for interim cash flow from the June 1, 2002 effective date, together with purchase adjustments to date, was $48.2 million and included nine fields, eight of which are located in Mississippi and one in Texas. Seven of the eight Mississippi fields and the one Texas field are operated by us. Our initial estimates indicate the acquisition includes net proven reserves of approximately 14.4 million barrels of oil with current production, net to us, of between 4,000 and 4,500 barrels of oil per day. The Mississippi fields include interests in the Brookhaven, Laurel, Martinville, Soso and Summerland fields, with such interests representing operational control with working interests in excess of 90%, plus interests in the smaller Bentonia, Cranfield and Glazier fields. We have hedged nearly 100% of the forecasted proved developed production relating to this acquisition through the end of 2004 with no-cost oil swaps (i.e. forward sales). The average fixed price for the last three months of 2002 is $25.50 per barrel, and for 2003 is $24.27 per barrel and for 2004 is $22.94 per barrel.

     We are attempting to sell Laurel, Bentonia and Glazier fields, along with some minor properties we have owned for several years before year-end 2002, assuming that, in our opinion, the bids we receive for the properties are adequate. The estimated aggregate proved reserves of the fields that may be sold is approximately 8.0 million barrels, with current production of approximately 2,300 BOE/d. We currently estimate that these sales will produce net proceeds of up to $45 million, depending on the level of interest, commodity prices at the time, and the bids that we obtain. We plan to use any proceeds that we obtain from property sales to reduce our bank debt.

     We have been able to substantially improve the pricing (relative to NYMEX) for the crude oil sold from the COHO properties since its acquisition. Our sales prices for October 2002 production from these properties increased by approximately $3.40 per barrel over the prices that COHO was receiving per barrel earlier in the year (relative to NYMEX). This translates into a 50% increase in the PV10 Value of the acquisition, using constant prices and the futures price strip as of early September 2002. This additional value was possible due to our prominence in the area (we are the largest oil and natural gas producer in Mississippi), coupled with the strategic benefits of acquiring the general partner of Genesis Energy, L.P., which provides us an alternative market for our production because of their pipeline in the area.

     ACQUISITION OF GENESIS GENERAL PARTNER: On May 14, 2002, a newly-formed subsidiary of Denbury acquired Genesis Energy, L.L.C. (which was converted to Genesis Energy, Inc.), the general partner of Genesis Energy, L.P. ("Genesis"), a publicly traded master limited partnership, for total consideration, including expenses and commissions, of approximately $2.2 million. The general partner owns a 2% interest in the limited partnership. Genesis is engaged in two primary lines of business: crude oil gathering and marketing and pipeline transportation. Genesis was a strategic acquisition for us because of a crude oil pipeline they own in Mississippi near several of our significant oil fields. We believe that Genesis may be in the position to serve as a future financier and developer of our gathering systems, CO2 and crude oil pipelines and other midstream assets.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are accounting for our investment in Genesis under the equity method of accounting, which increased our net income for the third quarter and first nine months of 2002 by $2,000 and $22,000, respectively. We have included in the footnotes to the consolidated financial statements summarized financial information of Genesis (see Note 4 to the consolidated financial statements). Genesis Energy, Inc., the general partner of which we own 100%, has guaranteed the bank debt of Genesis, which as of September 30, 2002 had no outstanding borrowings except for $30.8 million in letters of credit of which $9.0 million secure purchases from Denbury. There are no guarantees by Denbury or any of its other subsidiaries of the debt of Genesis or of Genesis Energy, Inc.

Capital Resources and Liquidity

     During the first nine months of 2002, we spent $76.1 million on oil and natural gas property expenditures, $11.4 million on CO2 capital investments, and approximately $53.2 million of oil and natural gas property acquisitions, the largest being the acquisition of properties from COHO Energy, Inc. (see "Acquisition of certain COHO properties"). Our cash flow from operations (before changes in assets and liabilities) for the same nine month period totaled $116.1 million. As such, cash flow was sufficient to fund the oil and natural gas and CO2 property expenditures and also funded $8.1 million of the acquisitions and approximately $20.5 million to increase our working capital since December 31, 2001 (excluding derivative assets and liabilities and deferred tax assets). The $45.1 million balance of the acquisitions was funded by a net increase of $34.1 million in our bank debt, proceeds from property sales and other net sources of working capital.

     We anticipate that our capital spending, excluding any possible acquisitions, during both the fourth quarter of 2002 and for the year will be equal to or less than our cash flow generated from operations, as has been our policy since 1999. For the year, we currently have budgeted $113 million of new development and exploratory projects for 2002, plus a carry over of approximately $6 million of projects from 2001. Based on current projections, using futures prices in place as of the first part of November 2002, this spending level is expected to be as much as $40 million to $50 million below our forecasted cash flow, depending on commodity prices. We plan to use any excess funds generated from operations to pay down debt or fund, in whole or in part, acquisitions. We review our capital expenditure budget every quarter and make adjustments as necessary to reflect the successes or failures in our drilling program and to adjust for changes in commodity prices. As a result, since 1999, we have been able to keep our capital spending program (excluding acquisitions) at, or less than, our cash flow from operations.

     Although we have a significant inventory of development and exploration projects in-house, on a long-term basis we will need to make acquisitions in order to continue our growth and to replace our production. We are continuing to pursue small acquisitions that are near our CO2 pipeline in Western Mississippi and Northeastern Louisiana and individual fields in the Gulf of Mexico. Although we now control most of the fields along our CO2 pipeline, there are a few remaining fields with potential, plus we are continuing to acquire additional interests in the fields that we do own. We have targeted the acquisition of offshore blocks, which generally consist of one or two fields, where we see additional potential based on our review of 3D seismic or other geologic and geophysical data. Although we are continuing to look at acquisitions in our other core areas, including larger acquisitions, this is a lower priority for us than has been the case historically, given our good inventory of projects in-house and our goal to reduce our debt level over the next several months. Any acquisitions that we make will likely be funded with either our excess cash flow or bank debt.

     In September 2002, we extended the maturity of our bank line from December 2003 to April 2006. The bank borrowing base was left unchanged at $220 million and generally the same banks remained in the line, although Bank One became the new administrative agent bank. Our bank borrowing base is set by our banks at their sole discretion based on various factors, some of which are out of our control. As of November 7, 2002, we had $175 million of bank debt outstanding, leaving us $45 million of current bank line availability. The next borrowing base review by the banks will be April 1, 2003. We currently do not anticipate any significant change in the borrowing base at the next redetermination, nor do we currently plan to ask for an increase, even though it would be reasonable for us to do so with the additional properties we acquired from COHO, as we anticipate that we will be able to reduce our debt levels during

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the next several months, providing us with additional availability on our existing borrowing base. We plan to do this with funds from proposed property sales (see "Acquisition of certain COHO properties" above) and anticipated excess cash flow from operations, assuming that commodity prices do not decrease appreciably.

     We have no significant off balance sheet arrangement, special purpose entities, financing partnerships or guarantees, nor any debt or equity triggers based upon our stock or commodity prices. Although subject to semi-annual reaffirmation, our bank debt is not due until April 2006, and our subordinated debt is due in March 2008. Our only other obligations that are not currently recorded on our balance sheet are our operating leases, which primarily relate to our office space and minor equipment leases, and various obligations for development and exploratory expenditures arising from purchase agreements or other transactions common to our industry, none of which have changed materially since December 31, 2001. Our industry related commitments generally relate to projects that will occur during the subsequent year and are part of our annual budget process which we can scale up or down based on commodity prices, available capital, etc. Our capital spending obligations total approximately $14.2 million over the next five years, of which no obligations remain in 2002 and $2.5 million is required to be spent in 2003. At September 30, 2002, we had a total of $370,000 outstanding in letters of credit. We do not have any material transactions with related parties other than sales of production to Genesis Energy, L.P. as discussed in Note 4 to the consolidated financial statements.

     Long-term contracts require us to deliver CO2 to our industrial CO2 customers. Based upon the current level of deliveries, we estimate that we may be obligated to deliver up to 310 Bcf of CO2 to these customers over the next 18 years; however, our commitments could be reduced to approximately 130 Bcf under certain conditions. Given the size of our proven CO2 reserves (approximately 800
Bcf) and our current production capabilities, we are confident that we can meet these delivery obligations.

     We have oil price floors, collars and swaps that cover 50% to 60% of our currently expected 2002 oil production, 75% to 85% of our currently anticipated 2003 oil production and 40% to 50% of our currently anticipated 2004 oil production. We also have natural gas floors, collars and swaps covering 80% to 85% of our currently expected 2002 natural gas production, 65% to 75% of our currently anticipated 2003 natural gas production and 20% to 30% of our currently anticipated 2004 natural gas production. Included in those production estimates are hedges for nearly 100% of the forecasted proved developed production from the COHO acquisition through 2004 (see also Note 7 to the consolidated financial statements for more detail on these hedges). We have entered into these hedges in order to protect our cash flow, so that a majority of our capital program can be implemented, and so that we can achieve a minimum rate of return on acquisitions, provided that our other assumptions related to the acquisitions are correct. None of these hedges are currently in the money and some represent current and future obligations based on current oil and natural gas future prices, but they do offer significant protection should commodity prices drop in the future.

SOURCES AND USES OF FUNDS

     During the first nine months of 2002, we spent approximately $76.1 million on oil and natural gas development and exploration expenditures and $53.2 million on acquisitions, of which $48.2 million related to the COHO acquisition. The oil and gas exploration and development expenditures included $50.9 million spent on drilling, $14.0 million spent on geological, geophysical and acreage expenditures and $11.2 million spent on workover costs. We also spent $11.4 million on CO2 acquisition and development expenditures during the first nine months of 2002. All of these expenditures other than the acquisitions were funded with cash flow from operations.

     During the first nine months of 2001, we spent approximately $113.6 million on oil and gas development and exploration expenditures and approximately $93.1 million on oil and gas property acquisitions, net of purchase price adjustments. In addition, we issued 6.6 million shares of our common stock with a value of $59.2 million as part of the Matrix acquisition. The oil and gas exploration and development expenditures included $78.4 million spent on drilling,

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


$13.1 million on geological, geophysical and acreage expenditures and $22.1 million on workover costs. Also during the first nine months of 2001, we spent approximately $555,000 on CO2 development expenditures and $44.4 million on CO2 acquisitions. These expenditures were funded by cash flow from operations and bank debt.

RESULTS OF OPERATIONS

     Oil and natural gas prices were unusually high early in 2001, but generally declined throughout 2001 to a NYMEX price of around $20.00 per Bbl and $2.50 per Mcf as of year-end 2001, remaining around that level through the first part of 2002. Late in the first quarter of 2002, commodity prices began to increase, averaging approximately $26.25 per Bbl of oil and $3.37 per Mcf of natural gas for the second quarter of 2002. NYMEX oil prices continued to rise in the third quarter of 2002, averaging approximately $28.25, although natural gas prices declined slightly during the quarter, averaging approximately $3.26 per Mcf. On a per BOE basis, our net realized commodity prices were virtually unchanged between the second and third quarters of 2002, but were 9% higher than our third quarter of 2001 average price per BOE. As more fully described under "Production" below, production levels were relatively unchanged between the respective third quarters and between the second and third quarters of 2002. In summary, in comparing the respective third quarters, (i) production was almost the same, (ii) commodity prices were slightly higher in 2002, (iii) the third quarter of 2001 had significantly more hedging gains, and (iv) our operating expenses were higher in the third quarter of 2002 with the additional CO2 tertiary floods and the addition of the COHO properties for one month. The net result was slightly lower net income and cash flow from operations in the third quarter of 2002 than in the third quarter of 2001. For the nine months ended September 30, 2002, operating results were significantly less than the comparable prior year nine month period due primarily to the substantially lower results for the first quarter of 2002 as a result of the sharp decrease in commodity prices, partly offset by higher overall production levels. The operating results for the comparative second and third quarters of 2001 and 2002 were not as divergent, as commodity prices generally increased during 2002 relative to those in the first quarter of 2002, whereas commodity prices generally decreased in 2001 relative to those in the first quarter of 2001. Our net income, net income per common share and cash flow from operations were as follows:

                                                          Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
--------------------------------------------------  ------------------------------    -----------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS          2002            2001              2002            2001
--------------------------------------------------  -------------  ---------------    -------------  --------------
Net income                                          $      13,459  $        13,948    $      31,503  $       60,028

Net income per common share:
   Basic                                            $        0.25  $          0.27    $        0.59  $         1.25
   Diluted                                                   0.25             0.26             0.58            1.22

Cash flow from operations (1)                       $      44,177  $        48,670    $     116,124  $      148,846
--------------------------------------------------  -------------  ---------------    -------------  --------------

(1) Represents cash flow provided by operations, before changes in assets and liabilities.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                  Three Months Ended          Nine Months Ended
                                                                    September 30,               September 30,
------------------------------------------------------------- --------------------------  -------------------------
                                                                    2002          2001          2002         2001
------------------------------------------------------------- ------------- ------------  ------------- -----------
AVERAGE DAILY PRODUCTION VOLUME
     Bbls                                                            18,930       16,877         18,201      16,536
     Mcf                                                             99,452      109,406        103,581      80,268
     BOE(1)                                                          35,506       35,112         35,465      29,914

OPERATING REVENUES AND EXPENSES (THOUSANDS)
     Oil sales                                                $      42,372 $     34,442  $     107,608 $   104,198
     Natural gas sales                                               29,781       31,112         86,569     104,794
     Gain (loss) on settlements of derivative contracts                (218)       7,217          2,430       7,835
                                                              ------------- ------------  ------------- -----------
         Total oil and natural gas revenues                   $      71,935 $     72,771  $     196,607 $   216,827
                                                              ============= ============  ============= ===========

     Lease operating costs                                    $      17,714 $     14,671  $      50,266 $    39,558
     Production taxes and marketing expenses                          2,969        3,292          8,880       8,432
                                                              ------------- ------------  ------------- -----------
         Total production expenses                            $      20,683 $     17,963  $      59,146 $    47,990
                                                              ============= ============  ============= ===========

     CO2 sales to industrial customers                        $       2,182 $      1,455  $       5,568 $     3,738
     CO2 operating costs                                                431          373            960         708
                                                              ------------- ------------  ------------- -----------
         CO2 operating margin                                 $       1,751 $      1,082  $       4,608 $     3,030
                                                              ============= ============  ============= ===========

UNIT PRICES-INCLUDING IMPACT OF HEDGES
     Oil price per barrel ("Bbl")                             $       24.18 $      22.18  $       21.70 $     23.08
     Gas price per thousand cubic feet ("Mcf")                         3.26         3.81           3.14        5.14

UNIT PRICES-EXCLUDING IMPACT OF HEDGES
     Oil price per Bbl                                        $       24.33 $      22.18  $       21.66 $     23.08
     Gas price per Mcf                                                 3.25         3.09           3.06        4.78

OIL AND GAS OPERATING REVENUES AND EXPENSES PER BOE(1):
     Oil and natural gas revenues                             $       22.02 $      22.53  $       20.31 $     26.55
                                                              ============= ============  ============= ===========

     Oil and gas lease operating costs                        $        5.43 $       4.54  $        5.19 $      4.85
     Oil and gas production taxes and marketing expenses               0.91         1.02           0.92        1.03
                                                              ------------- ------------  ------------- -----------
         Total oil and gas production expenses                $        6.34 $       5.56  $        6.11 $      5.88
============================================================= ============= ============  ============= ===========

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").

     PRODUCTION: Our production for the third quarter of 2002 averaged 35,506 BOE/d, just slightly higher than the third quarter of 2001 average of 35,112 BOE/d and almost the same as the second quarter of 2002 average of 35,526 BOE/d. The properties from the COHO acquisition which closed in August 2002 added approximately 1,230 BOE/d to the third quarter of 2002 average production, but this increase was offset by the losses in production due to Tropical Storm Isidore. Although it is difficult to measure the exact impact of that storm, our offshore production, which is the area most affected by the storm, declined by 1,366 BOE/d between the second and third quarters of 2002, most of which relates to shut-in production caused by the storm. The storm also caused other indirect declines in production both onshore and offshore by delaying various projects. The fourth quarter of 2002 production will also be affected, as Tropical Storm Isidore was followed by Hurricane Lili in early October, a stronger storm which damaged one of our offshore platforms. Assuming that repairs are completed as scheduled, we estimate that we will lose approximately 1,500 BOE/d in the fourth quarter of 2002 directly related to Hurricane Lili.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     To summarize our production by area, production for our properties in Eastern Mississippi was relatively flat from the second quarter to third quarter of 2002, excluding the aforementioned increases from the COHO properties. When comparing the respective third quarters, production in this area was down year over year due to general production declines at most of our significant fields. Offshore production was down from the second quarter to third quarter in 2002, as discussed above, primarily due to Tropical Storm Isidore. Production was also down when comparing the respective third quarters, although to a lesser degree, as production has generally increased offshore during the last year. Production from our CO2 flood properties was up year over year, but down from the second to third quarters as more fully discussed below. Production from our onshore Louisiana area was up from the second to third quarter of 2002, but down on a year over year basis. The recent increases in production onshore Louisiana were primarily a result of recent drilling activity at Thornwell Field (see more detail below). Production by area for each of the quarters is listed in the following table.


                                                             Average Daily Production (BOE/d)
                                    ----------------------------------------------------------------------------------
                                           Third            Fourth           First          Second            Third
                                          Quarter          Quarter          Quarter         Quarter          Quarter
Operating Area                              2001             2001            2002            2002             2002
------------------------------      ---------------- ---------------- --------------- ---------------  ---------------
Eastern Mississippi                           13,174           12,801          12,423          12,124           13,232
CO2 Flood Properties                           2,437            3,268           3,839           4,278            3,895
Onshore Louisiana                              8,893            9,335           8,405           7,717            8,224
Offshore Gulf of Mexico                       10,426            9,273          10,550          11,229            9,863
Other                                            182              279             144             178              292
                                    ---------------- ---------------- --------------- ---------------  ---------------
    Total Company                             35,112           34,956          35,361          35,526           35,506
==============================      ================ ================ =============== ===============  ===============

     The production from our CO2 flood properties, Little Creek and Mallalieu Fields, averaged 3,895 BOE/d during the third quarter of 2002, compared to 2,437 BOE/d during the third quarter of 2001, both higher than the approximate 2,000 BOE/d level as of the first quarter of 2001. Third quarter 2002 production on these properties declined slightly from the second quarter of 2002 average of 4,278 BOE/d due to a temporary lack of deliverability of CO2 and facility maintenance work performed at Little Creek Field during the quarter which required that the field be shut-in for a few days. During the third quarter of 2002 we added additional compression equipment for our CO2 production and commenced the drilling of an additional CO2 well which is expected to commence production in late November or early December. By year-end, we expect to be able to increase our CO2 production from the third quarter of 2002 average of 112 MMcf/d to around 160 MMcf/d (September 2002 averaged 121 MMcf/d with the additional compression). We plan to commence the drilling of another CO2 well immediately following the completion of the current one, with two to three more wells tentatively scheduled for 2003. The anticipated incremental CO2 production will be available to increase the CO2 injected per day at Little Creek and Mallalieu, with the expectation that oil production from these fields will increase during the fourth quarter of 2002 and throughout 2003 as a result of the higher injection volumes of CO2. On a monthly basis during the third quarter of 2002, oil production was lowest during August, but had begun to respond by September to the additional CO2 production resulting from the additional compression early in the third quarter.

     Production at Little Creek Field, including West Little Creek Field, increased from 2,318 BOE/d in the third quarter of 2001 to 3,222 BOE/d in the third quarter of 2002 in response to additional phases of CO2 injection. This compares to an average of 3,701 BOE/d in the second quarter of 2002. Mallalieu Field, another tertiary flood project that we purchased in April 2001, began to respond during 2002 to the injection of CO2 which commenced in the fourth quarter of 2001, increasing from approximately 75 Bbls/d at the time of acquisition to a quarterly average of 670 Bbls/d for the third quarter of 2002, up from the second quarter of 2002 average of 572 BOE/d. The response and other development work at this field is ahead of expectations, contributing to the shortfall in CO2 deliverability discussed above.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We purchased two other potentially significant CO2 flood properties along our CO2 pipeline, Brookhaven Field, which is part of the COHO acquisition that closed in late August (see "Recent Events" above), and McComb Field which closed during September at a cost of approximately $2.0 million. In addition, we are continuing to acquire leases on three other oil fields along our CO2 pipeline, and to fine-tune our long-term development plan for these fields. We anticipate that as part of this plan, we will spend in the neighborhood of $50 million per year for the next several years on these properties that we now control, which should result in a general increase in the oil production from these properties each year for the next five to seven years.

     Our production for all of 2002 has been close to 50/50 oil and natural gas, with production during the third quarter of 2002 weighted a little more toward oil due to the loss of natural gas production in the Gulf of Mexico as a result of Tropical Storm Isidore. In comparison, the production during the first nine months of 2001 was approximately 55% oil. The Matrix acquisition in July 2001 added predominately natural gas, the primary reason for the change in our overall mix of production. The COHO acquisition which closed in late August is virtually all oil production, which will cause the fourth quarter of 2002 ratio to become more weighted towards oil, although a portion of this package is expected to be sold late in the year.

     Production rates at other significant fields during the third quarter of 2002 included an average of 4,170 BOE/d at Thornwell Field, a 5% decrease from production levels in the third quarter of 2001, but a 20% increase from production levels in the second quarter of 2002. The majority of the production at Thornwell is short-lived natural gas production, and thus volumes can fluctuate significantly from period to period depending on the level of activity, the timing of well completions, and other factors. Overall, the Thornwell acquisition in October of 2000 has performed well, as we recovered our acquisition cost within the first year of ownership. Production at Thornwell increased in the third quarter with the recent completion of two new wells.

     Production at our Heidelberg Field averaged 7,472 BOE/d during the third quarter of 2002, a 5% decrease from production levels in the third quarter of 2001, but a slight increase from production levels in the second quarter of 2002. Overall production from this field is expected to remain relatively flat or slightly decline as the waterfloods appear to have reached a plateau. The natural gas production at Heidelberg had also begun to decline as a result of our reduced natural gas drilling activity there in late 2001 and early 2002. However, as a result of higher natural gas prices, we have recently drilled four natural gas wells at Heidelberg, which increased the average natural gas production at Heidelberg by approximately a million cubic feet of natural gas per day in the third quarter.

     OIL AND NATURAL GAS REVENUES: Excluding the gain or loss from settlements of derivative contracts, oil and natural gas revenues for the third quarter of 2002 increased $6.6 million, or 10%, from revenues in the comparable quarter of 2001, although they were down $14.8 million, or 7%, when comparing the first nine months of 2001 and 2002. In general, the unusually high natural gas prices early in 2001 and relatively low natural gas price in early 2002 were the primary reasons for the significant decrease in revenue during the first nine months of 2002 when compared to the prior year period, as production was higher during the 2002 nine month period. However, for the comparable third quarters, commodity prices were slightly higher during the 2002 period for both oil and natural gas, causing the 10% increase in oil and natural gas revenue (see a discussion of overall commodity prices in the first paragraph of "Results of Operations" above). For the first nine months of 2002, the decline in commodity prices reduced revenues by $53.6 million, or 25%, from levels in the comparable period in 2001 and lower cash receipts from derivative contracts reduced revenues by $5.4 million, or 2%, from levels in the comparable period of 2001. This decrease was offset in part by an increase in production volumes which increased revenues by $38.8 million, or 18%. When comparing the respective third quarters, the production volumes were almost the same, while commodity prices for both oil and natural gas were slightly higher, which increased revenues by $5.9 million, or 8%, from levels in the comparable period in 2001. This increase was offset by reduced cash receipts from our derivative contracts, which reduced revenues by $7.4 million, or 10% of the change in oil and natural gas revenues between the comparative periods. During the third quarter of 2001, most of the cash collections on our derivative contracts related to the natural gas price floors at $4.25 per MMBtu which had been purchased as part of the Matrix acquisition.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our realized natural gas prices (excluding hedges) for the third quarter and of 2002 averaged $3.25 per Mcf, a 5% increase from the average prices of $3.09 per Mcf during the comparable period of 2001. For the comparative nine month periods, our realized natural gas prices (excluding hedges) averaged $3.06 per Mcf in 2002, a 36% decrease from the average prices of $4.78 per Mcf during the comparable period of 2001. Oil prices had similar trends, as our realized oil prices (excluding hedges) for the third quarter of 2002 averaged $24.33 per Bbl, resulting in a 10% increase from the average price of $22.18 per Bbl during the comparable period of 2001. Conversely, for the comparable nine months periods, our average realized oil price (excluding hedges) for the 2002 period averaged $21.66 per Bbl, a 6% decrease from the $23.08 per Bbl for the comparable period of 2001.

     During the third quarter of 2002, our average oil price received was approximately $3.93 per barrel less than the average NYMEX oil price, which is better than our NYMEX oil price differentials over the last few years, which have generally averaged between $4.00 to $5.00 per barrel. The improved net oil price resulted from continued favorable movement of certain oil indices, relative to the NYMEX prices, which was also significant to the second quarter of 2002 net realized oil prices, during which we experienced our lowest historical price differential of $3.30. We are not able to predict how these specific indices will fluctuate relative to NYMEX in the future, although we would expect them to return at least somewhat to more normal historical averages, which would reduce our net average oil price in the future relative to the NYMEX price.

     We collected $2.4 million on our commodity hedges in the first nine months of 2002 (virtually all in the first quarter), increasing our average realized natural gas price by $0.08 per Mcf and our average realized oil price by $0.04 per Bbl for the nine month period. For the first nine months of 2001 we collected $7.8 million on our natural gas hedges (principally in the third quarter) which increased our average realized natural gas price by $0.36 per Mcf for the first nine months of 2001.

     CO2 OPERATIONS: We received net operating cash flow from our sales of CO2 to third parties of $1.8 million for the third quarter of 2002 and $4.6 million for the first nine months of 2002 as compared to $1.1 million for the third quarter of 2001 and $3.0 million for the first nine months of 2001. These sales have gradually increased since our acquisition of these properties in February of 2001. During the third quarter of 2002, we used approximately 43% of the CO2 that we produced for our tertiary recovery operations, sold approximately 46% to third parties for industrial use, and delivered the balance to a third party pursuant to a delivery commitment. Our average production for the third quarter of 2002 was approximately 112 MMcf/d, slightly higher than the 106 MMcf/d produced during the second quarter of 2002.

     PRODUCTION EXPENSES: Our oil and natural gas lease operating expenses increased 20% and 7% on a per BOE basis between the respective third quarters and first nine months of 2002 and 2001. The increases were primarily due to higher than usual workover expenses, principally offshore on the Matrix properties in the second quarter of 2002, and increased operating expenses on the properties acquired from COHO. The facilities maintenance work performed at Little Creek and workovers performed at that field also contributed to the increase in operating expense per BOE. Lease operating expenses increased on a gross basis by $3.0 million, or 21%, between the respective third quarters and by $10.7 million, or 27%, between the respective nine month periods, primarily as a result of the factors previously mentioned.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Operating expenses increased slightly in our Eastern Mississippi properties from $6.14 per BOE in the third quarter of 2001 to $6.32 per BOE for the comparable quarter in 2002, primarily due to the addition of the COHO properties for one month. Operating expenses for the COHO properties averaged $9.04 per BOE and are expected to be unusually high during the first six to twelve months of ownership. Offshore, operating expenses were $4.86 per BOE for the third quarter of 2002, about the same as the average for the last three quarters, but higher than in the third quarter of 2001 ($2.78 per BOE). The higher operating expenses generally correlate with the increased level of activity after the Matrix acquisition, which also resulted in the corresponding higher production levels. Operating expenses were also affected in the third quarter of 2002 by the lost production as a result of Tropical Storm Isidore. Operating expenses at Little Creek Field were $10.03 per BOE in the third quarter of 2002, less than the $10.94 per BOE for the comparable period in 2001, but higher than in the prior two quarters of 2002, (both below $9.00 per BOE). The higher cost per BOE was due to the aforementioned facility maintenance, workover expenses and lower production due to these factors, and the temporarily limited supply of CO2.

     Our CO2 average operating cost was approximately $0.14 per thousand cubic feet, higher than the prior several quarters due to the incremental cost of compression equipment beginning in the third quarter of 2002 and non-recurring maintenance work performed on the facilities during the third quarter of 2002. We allocate the operating expenses of our CO2 field and pipeline between the sales to commercial users and the CO2 used for our own account. The estimated total cost per thousand cubic feet of CO2 for us is approximately $0.20, after inclusion of the depreciation and amortization expense, still less than the $0.25 per thousand cubic feet before we acquired the properties in February 2001.

     Production taxes and marketing expenses on a per BOE basis decreased 11% between the respective third quarters and first nine months of 2002 and 2001. The decrease in the third quarter of 2002 was primarily due to a reduction in the Louisiana gas severance tax rate effective July 1, 2002. The decrease between the respective nine month periods is due primarily to lower commodity prices and the decrease in the Louisiana gas severance tax rate, partially offset by an increase in marketing and transportation expenses due to the acquisition of the Matrix properties in July 2001 and the increases in production thereon.

                       General and Administrative Expenses

     General and administrative ("G&A") expenses increased 6% on a per BOE basis between the respective third quarters and 3% on a per BOE basis for the respective nine month periods, and increased on a gross basis as set forth below:

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
-------------------------------------------    ---------------------------------   --------------------------------
                                                    2002              2001              2002             2001
-------------------------------------------    ---------------   ---------------   --------------   ---------------
NET G&A EXPENSE (THOUSANDS)
     Gross G&A expense                         $         9,691   $         8,875   $       28,671   $        23,818
     State franchise taxes                                 342               330            1,070               905
     Operator overhead charges                          (5,708)           (5,438)         (16,256)          (14,117)
     Capitalized exploration costs                      (1,291)             (918)          (3,941)           (2,777)
                                               ===============   ===============   ==============   ===============
         Net G&A expense                       $         3,034   $         2,849   $        9,544   $         7,829
                                               ---------------   ---------------   --------------   ---------------

Average G&A expense per BOE                    $          0.93   $          0.88   $         0.99   $          0.96

Employees as of September 30                               345               319              345               319
===========================================    ===============   ===============   ==============   ===============

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gross G&A expense increased $816,000, or 9%, between the third quarters of 2001 and 2002 and increased $4.9 million, or 20%, between the respective nine month periods. The largest components of these increases were salaries, bonus accruals, and other related employee costs, which accounted for approximately $4.1 million of the increase for the respective nine month periods. The increase in employee costs is due to salary increases and employee related additions resulting from our growth, the Matrix acquisition in July 2001 and the COHO acquisition in August 2002. The increase in gross G&A expense is offset in part by an increase in operator overhead recovery charges and capitalized exploration costs in 2002. Our well operating agreements allow us, when we are the operator, to charge a well with a specified overhead rate during the drilling phase and also charge a monthly fixed overhead rate for each producing well. As a result of the additional operated wells, primarily from our recent acquisitions, the amount recovered by us as operator overhead charges increased by 5% between the respective third quarters of 2001 and 2002 and by 15% between the respective nine month periods. However, the overhead amount recovered by us as a percent of gross G&A expense declined in the respective 2002 periods as the drilling activity to date in 2002 has been less than in 2001 as a result of our smaller capital budget. Capitalized exploration costs increased between the comparable periods in 2001 and 2002 as a result of the increase in gross G&A expense and the additional technical personnel added as part of the Matrix and COHO acquisitions. The net effect of the increase in gross G&A expense, operator overhead charges and capitalized exploration costs was a 6% increase in net G&A expense between the third quarters of 2001 and 2002 and a 22% increase in net G&A expense between the respective nine month periods.

     On a per BOE basis, G&A expense increased 6% in the third quarter of 2002 as compared to the third quarter of 2001 due to a lower percentage of G&A expense recovered through operator overhead charges because of the reduced drilling activity in 2002, and the lower than originally anticipated production due to Tropical Storm Isidore. On a per BOE basis, G&A expense was 3% higher in the 2002 nine month period than the comparable period of 2001.

                                       Interest and Financing Expenses


                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
-----------------------------------------------------  -----------------------------    ---------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS                2002           2001             2002           2001
-----------------------------------------------------  --------------  -------------    ------------   ------------
Interest expense                                       $        6,860  $       6,330    $     20,086   $     15,575
Non-cash interest expense                                        (659)          (344)         (1,959)          (892)
                                                       --------------  -------------    ------------   ------------
Cash interest expense                                           6,201          5,986          18,127         14,683
Interest and other income                                        (407)           (92)         (1,229)          (340)
                                                       --------------  -------------    ------------   ------------
       Net cash interest expense                       $        5,794  $       5,894    $     16,898   $     14,343
                                                       ==============  =============    ============   ============

Average net cash interest expense per BOE              $         1.77  $        1.82    $       1.75   $       1.76

Average debt outstanding                               $      351,087  $     307,479    $    345,395   $    242,561
=====================================================  ==============  =============    ============   ============

     Interest expense in the third quarter and first nine months of 2002 increased from interest expense in the comparable prior year periods primarily due to (i) higher average outstanding debt balances during 2002 following the CO2 and Matrix acquisitions in February 2001 and July 2001, respectively, and the COHO acquisition in August 2002, and (ii) the August 2001 issuance of $75 million of Series B 9% Senior Subordinated Notes due 2008 which carries a higher interest rate than the bank debt it replaced, offset in part by decreases throughout 2001 and 2002 in interest rates on our variable rate bank debt. During 2001 we borrowed $146 million on our bank credit facility to partially fund the Matrix acquisition ($100 million) and the CO2 acquisition ($42 million). We repaid a total of $79.1 million of our bank borrowings during 2001, of which (i) $13.2 million related to excess cash flow generated from operations, and (ii) $65.9 million represented the net proceeds of our $75 million issuance of Series B 9% Senior Subordinated Notes due 2008, which closed on August 15, 2001. These notes were issued at a discount, with an estimated yield to maturity of 10 7/8%. During the first quarter of 2002, we borrowed $5.1 million to fund a reduction in our net payables, repaid $10.0 million during the second quarter with our excess cash flow, borrowed $44 million in August 2002 to partially fund the COHO

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

acquisition and repaid $5.0 million in September 2002 with excess cash flow, leaving us with $375 million of total debt outstanding as of September 30, 2002 (excluding the discount).

     Net cash interest expense per BOE decreased 3% between the respective third quarters and 1% between the respective nine month periods, due to the increase in interest and other income in 2002 and a higher percentage of interest expense relating to non-cash costs following the issue of subordinated debt at a discount in August 2001.

                                 Depletion, Depreciation and Site Restoration


                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
---------------------------------------------------   -----------------------------   -----------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS              2002            2001            2002            2001
---------------------------------------------------   -------------   -------------   -------------  --------------
Depletion and depreciation                            $      21,376   $      20,990   $      64,975  $       44,287
Depreciation of CO2 assets                                      521             519           1,660           1,220
Site restoration provision                                      702             819           2,265           1,154
Depreciation of other fixed assets                              432             366           1,262           1,026
                                                      -------------   -------------   -------------  --------------
     Total DD&A                                       $      23,031   $      22,694   $      70,162  $       47,687
                                                      =============   =============   =============  ==============

DD&A per BOE:
     Oil and natural gas properties                   $        6.76   $        6.75   $        6.95  $         5.56
     CO2 assets and other fixed assets                         0.29            0.28            0.30            0.28
                                                      -------------   -------------   -------------  --------------
       Total DD&A cost per BOE                        $        7.05   $        7.03   $        7.25  $         5.84
===================================================   =============   =============   =============  ==============

     Our depletion, depreciation and amortization ("DD&A") rate on a BOE basis increased from $5.84 per BOE for the first nine months of 2001 to $7.25 per BOE for the first nine months of 2002. The primary reason for the increase was the acquisition of Matrix Oil & Gas, Inc. in July 2001. The DD&A rate also increased slightly in the first half of 2002 to an average rate of $7.35 per BOE due primarily to the additional capital expenditures made during the first half of 2002 on tertiary recovery properties, without a corresponding increase to reserves, and to a slight increase in the estimates for the future development costs relating to these tertiary floods. However, with the addition of the properties acquired in the COHO acquisition, the DD&A rate dropped by $0.30 per BOE to $7.05 for the third quarter of 2002 to reflect the low cost per barrel of the properties acquired in the COHO acquisition. During the third quarter of 2002, we acquired two fields which we believe have significant potential from tertiary recovery (i.e. CO2 flooding) based on the recovery factors to date at Little Creek and Mallalieu Fields. One of the fields, Brookhaven Field, was part of the COHO acquisition and the other, McComb Field, was acquired in a separate transaction. We have not yet determined what proved reserves, if any, will be assigned to these fields at year-end. As such, it is possible that our DD&A rate could change significantly in the fourth quarter of 2002 pending the determination of the proved reserves at these two fields and other minor tertiary recovery properties.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                              Income Taxes


                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
----------------------------------------------------------  -------------------------   ---------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS AND TAX RATES      2002         2001           2002           2001
----------------------------------------------------------  ------------  -----------   ------------   ------------

   Current income tax expense (benefit)                     $         20  $    (1,500)  $       (428)  $        900
   Deferred income tax expense                                     8,141        9,692         15,679         34,355
                                                            ------------  -----------   ------------   ------------
        Total income tax expense                            $      8,161  $     8,192   $     15,251   $     35,255
                                                            ============  ===========   ============   ============

Average income tax expense per BOE                          $       2.50  $      2.54   $       1.58   $       4.32

Effective tax rate                                                  37.7%        37.0%          32.6%          37.0%
==========================================================  ============  ===========   ============  =============

     Our income tax provisions through June 30, 2002 were based on an estimated effective tax rate of 37%. In the third quarter of 2002, we determined that an effective rate of 38% would be more appropriate and adjusted our provision for the year accordingly, therefore resulting in a higher effective tax rate in the third quarter. The effective tax rate for the third quarter and first nine months of 2002 was lower than 38% due to the recognition of enhanced oil recovery credits which lowered our overall effective tax rate. Our effective tax rate may vary during the remainder of 2002 as changes in oil and natural gas prices significantly affect our pre-tax operating income and the proportion of pre-tax income to the amount of enhanced oil recovery credits. In addition, if commodity prices remain high, we may utilize the remaining alternative minimum tax net operating loss carryforwards by the end of 2002, requiring us to pay alternative minimum taxes in 2003.

     The overall current income tax credit for the first nine months of 2002 is the result of a tax law change that allowed us to offset 100% of our 2001 alternative minimum taxes with our alternative minimum tax net operating loss carryforwards. Prior to the law change, we were able to only offset 90% of our alternative minimum taxes with these carryforwards. This change resulted in a reclassification of tax expense between current and deferred taxes and did not impact our overall effective tax rate.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                 Per BOE Data

     The following table  summarizes the cash flow,  DD&A and results of operations on a per BOE basis for the comparative  periods.  Each of the individual components are discussed above.


                                                                Three Months Ended           Nine Months Ended
                                                                  September 30,                September 30,
--------------------------------------------------------   ----------------------------  --------------------------
Per BOE Data                                                   2002           2001           2002          2001
--------------------------------------------------------   -------------  -------------  ------------  ------------
  Revenue                                                  $       22.09  $       20.29  $      20.06  $      25.59
  Gain (loss) on settlements of derivative contracts               (0.07)          2.23          0.25          0.96
  Lease operating costs                                            (5.43)         (4.54)        (5.19)        (4.85)
  Production taxes and marketing expenses                          (0.91)         (1.02)        (0.92)        (1.03)
--------------------------------------------------------   -------------  -------------  ------------  ------------
         Production netback                                        15.68          16.96         14.20         20.67
  Operating cash flow from CO2 operations                           0.54           0.34          0.48          0.37
  General and administrative expenses                              (0.93)         (0.88)        (0.99)        (0.96)
  Net cash interest expense                                        (1.77)         (1.82)        (1.75)        (1.76)
  Current income taxes and other                                       -           0.47          0.05         (0.10)
--------------------------------------------------------   -------------  -------------  ------------  ------------
         Cash flow from operations(1)                              13.52          15.07         11.99         18.22
  DD&A                                                             (7.05)         (7.03)        (7.25)        (5.84)
  Deferred income taxes                                            (2.49)         (3.00)        (1.62)        (4.21)
  Amortization of derivative contracts and other non-cash
    hedging adjustments                                             0.35          (0.61)         0.35         (0.71)
  Other non-cash items                                             (0.21)         (0.11)        (0.22)        (0.11)
--------------------------------------------------------   -------------  -------------  ------------  ------------
         Net income                                        $        4.12  $        4.32  $       3.25  $       7.35
========================================================   =============  =============  ============  ============

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

                                                          Expected Maturity Dates
-------------------------------------- --------------------------------------------------   ----------- --------------
                                                                                               Total          Fair
Amounts in Thousands                    2002-2005       2006         2007        2008          Value          Value
-------------------------------------- ------------  ----------- ------------ -----------   -----------    -----------
Variable rate debt:
     Bank debt........................   $        -  $   175,000   $        -  $        -   $   175,000    $   175,000

     The weighted-average interest rate on the bank debt at September 30, 2002 is 3.61%.

Fixed rate debt:
     Subordinated debt................   $        -  $         -   $        -  $  200,000   $   200,000    $   199,860

           The interest rate on the subordinated debt is a fixed rate of 9%.

     We enter into various financial contracts to hedge our exposure to commodity price risk associated with anticipated future oil and natural gas production. These contracts have historically consisted of price floors, collars and fixed price swaps. We generally attempt to hedge between 50% and 75% of our anticipated production each year to provide us with a reasonably certain amount of cash flow to cover most of our budget without incurring significant debt. When we make an acquisition, we attempt to hedge 75% to 100% of the forecasted production for the next year or two following the acquisition in order to help provide us with a minimum return on our investment. Our hedging activity includes the purchase of puts or price floors and also instruments like collars if we think that the ceiling prices are high enough that we are not giving up a significant portion of the potential upside. For the recent COHO acquisition, we also used swaps in order to lock-in the prices used in our economic forecasts which helps protect our rate of return on the acquisition. All of the mark-to-market valuations used for our financial derivatives are provided by external sources and are based on prices that are actively quoted. We manage and control market and counterparty credit risk through established internal control procedures which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification.

     At September 30, 2002, our derivative contracts were recorded at their fair value, which was a net liability of approximately $22.1 million, a decrease of approximately $45.6 million from the $23.5 million fair value asset recorded as of December 31, 2001. This change is the result of (i) a decrease in the fair market value of our hedges due to an increase in oil and natural gas commodity prices between December 31, 2001 and September 30, 2002, (ii) the settlement received from our former Enron hedge positions in February 2002, and (iii) the expiration of certain derivative contracts in the first nine months of 2002 for which we recorded amortization expense of $7.4 million. Information regarding our current hedging positions and historical hedging results is included in Note 7 to the consolidated financial statements.

     Based on NYMEX natural gas futures prices at September 30, 2002, we would expect to make future cash payments of $3.4 million on our natural gas commodity hedges. If natural gas futures prices were to decline by 10%, the amount we would expect to receive under our natural gas commodity hedges would increase to $1.9 million, and if futures prices were to increase by 10% we would expect to pay $16.6 million. Based on NYMEX crude oil futures prices at September 30, 2002, we would expect to pay $6.3 million on our crude oil commodity hedges. If crude oil futures prices were to decline by 10%, we would expect to receive $9.6 million under our crude oil commodity contracts, and if crude oil futures prices were to increase by 10%, we would expect to pay $23.4 million under our crude oil commodity hedges.

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

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

(a)  Evaluation of Disclosure Controls and Procedures

          The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act') as of a date within 90 days before the filing of this report. Based on that evaluation, they have concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required under the Exchange Act to be disclosed in this quarterly report.

(b)  Changes in Internal Controls

          There were no significant changes in the Company's internal controls that could significantly affect such controls subsequent to the date of their evaluation.


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K DURING THE THIRD QUARTER OF 2002
---------------------------------------------------------------------------

     EXHIBITS:
     --------

         10*         Third Amended and Restated Credit Agreement dated as of September 12, 2002.
         15*         Letter from Independent Accountants as to unaudited interim financial information.
         99.1*       Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.
     * Filed herewith.

     REPORTS ON FORM 8-K:
     -------------------

         None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DENBURY RESOURCES INC.
                                            (REGISTRANT)



                            By:             /s/ Phil Rykhoek
                               -------------------------------------------------
                                                Phil Rykhoek
                                Sr. Vice President and Chief Financial Officer


                            By:           /s/ Mark C. Allen
                               -------------------------------------------------
                                              Mark C. Allen
                                 Vice President and Chief Accounting Officer


Date: November 11, 2002

                                CERTIFICATIONS
                                 --------------

     I, Gareth Roberts, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Denbury Resources Inc. (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
          controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 11, 2002                              /s/ Gareth Roberts
                                       -----------------------------------------
                                                   Gareth Roberts
                                         President and Chief Executive Officer

     I, Phil Rykhoek, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Denbury Resources Inc. (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
          controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 11, 2002                              /s/ Phil Rykhoek
                                  ----------------------------------------------
                                                   Phil Rykhoek
                                  Sr. Vice President and Chief Financial Officer