Form 10-K
period 2002-12-31
DENBURY RESOURCES INC
filed 2003-03-24
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 2002 FORM 10-K
                                   (Mark One)
              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X]

     As of March 18, 2003, the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $376,852,000.

     The number of shares outstanding of the registrant's Common Stock as of March 18, 2003, was 53,682,038.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                                  INCORPORATED AS TO
1. Notice and Proxy Statement for the Annual Meeting of          1.  Part III, Items 10, 11, 12, and 13
   Shareholders to be held May 20, 2003.
2. Annual Report to Shareholders for the year ended              2.  Part I, Item 1 and Part II, Items 5, 6, 7, 8
   December 31, 2002.

                                                DENBURY RESOURCES INC.
                                            2002 ANNUAL REPORT ON FORM 10-K
                                                   TABLE OF CONTENTS


ITEM                                                                                               PAGE
                                                     PART I
1.               Business............................................................................ 3
2.               Properties..........................................................................10
3.               Legal Proceedings.................................................................. 10
4.               Submission of Matters to a Vote of Security Holders................................ 10

                                                     PART II

5.               Market for the Common Stock and Related Matters.................................... 11
6.               Selected Financial Data............................................................ 11
7.               Management's Discussion and Analysis of Financial Condition and Results of
                 Operations......................................................................... 11
7A.              Quantitative and Qualitative Disclosures About Market Risk......................... 11
8.               Financial Statements and Supplementary Data........................................ 11
9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................... 11

                                                    PART III

10.              Directors and Executive Officers of the Company.................................... 12
11.              Executive Compensation............................................................. 12
12.              Security Ownership of Certain Beneficial Owners and Management..................... 12
13.              Certain Relationships and Related Transactions..................................... 12
14.              Controls and Procedures............................................................ 12

                                                     PART IV

15.              Exhibits, Financial Statement Schedules and Reports on Form 8-K ................... 13
                 Signatures ........................................................................ 15
                 Certifications..................................................................... 16

                                     PART I

ITEM 1. BUSINESS
----------------

WEBSITE ACCESS TO REPORTS

     We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on our internet website, www.denbury.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we have adopted a Code of Ethics for Senior Financial Officers and the Principal Executive Officer. We have posted this Code of Ethics on our website, where we also intend to post any waivers from or amendments to this Code of Ethics.

THE COMPANY

     Denbury Resources Inc. is a Delaware corporation, organized under Delaware General Corporation Law, engaged in the acquisition, development, operation and exploration of oil and natural gas properties in the Gulf Coast region of the United States, primarily in Louisiana, Mississippi and in the Gulf of Mexico. Our corporate headquarters is located at 5100 Tennyson Parkway, Suite 3000, Plano, Texas 75024, and our phone number is 972-673-2000. At December 31, 2002, we have 356 employees, 239 of which were employed in field operations or at the field offices.

Incorporation and Organization

     Denbury was originally incorporated in Canada in 1951. In 1992, we acquired all of the shares of a United States operating company, Denbury Management, Inc. ("DMI"), and subsequent to the merger we sold all of its Canadian assets. Since that time, all of our operations have been in the United States.

     In April 1999, our stockholders approved a move of our corporate domicile from Canada to the United States as a Delaware corporation. Along with the move, our wholly owned subsidiary, DMI, was merged into the new Delaware parent company, Denbury Resources Inc. This move of domicile did not have any effect on our operations or assets.

BUSINESS STRATEGY

     As part of our business strategy, we seek to:

     o achieve attractive returns on capital through prudent acquisitions and subsequent exploitation of those acquired reserves;

     o    maintain a balanced portfolio of quality assets;

     o maintain a conservative balance sheet to ensure maximum financial and operational flexibility; and

     o create strong employee incentives through equity ownership throughout our company.

     We believe that our growth to date in proved reserves, production, net asset value and cash flow is a direct result of our adherence to several fundamental principles that are at the core of our long-term growth strategy. During the last few years, by remaining focused in our core areas and through several small but strategic acquisitions, we have developed a unique competitive advantage in Mississippi with our carbon dioxide tertiary recovery program. Our position gives us the opportunity to increase reserves in our tertiary recovery program at attractive finding costs in a relatively low risk manner. At the same time, we have balanced our portfolio and improved the overall quality of our production by acquiring offshore Gulf of Mexico natural gas properties through our acquisition of Matrix Oil & Gas, Inc. in July 2001.

ACQUISITIONS

     Information   as  to  recent   acquisitions   by  us  is  set  forth  under
"Management's Discussion and Analysis of Financial Condition and Results of Operations - 2002 Acquisitions," appearing on page 27 of the Annual Report and under Note 2, "Acquisitions," to the Consolidated Financial Statements. Such information is incorporated herein by reference.

OIL AND GAS OPERATIONS

     Information regarding selected operating data and a discussion of our significant operating areas and the primary properties within those three areas are set forth under "Selected Operating Data," appearing on pages 8 through 11 of the Annual Report, and the "Operations Report" appearing on pages 14 through 24 of the Annual Report. Such information is incorporated herein by reference.

OIL AND GAS ACREAGE, PRODUCTIVE WELLS, DRILLING ACTIVITY

     Information regarding oil and gas acreage, productive wells and drilling activity are set forth under "Selected Operating Data," appearing on page 11 of the Annual Report.

TITLE TO PROPERTIES

     Customarily in the oil and gas industry, only a perfunctory title examination is conducted at the time properties believed to be suitable for drilling operations are first acquired. Prior to commencement of drilling operations, a thorough drill site title examination is normally conducted, and curative work is performed with respect to significant defects. During acquisitions, title reviews are performed on all properties; however, formal title opinions are obtained on only the higher value properties. We believe that taken as a whole we have good title to our oil and natural gas properties, some of which are subject to minor encumbrances, easements and restrictions.

PRODUCTION

     Information regarding average production rates, unit sale prices and unit costs per BOE are set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 33 through 36 of the Annual Report.

GEOGRAPHIC SEGMENTS

     All of our operations are in the United States.

SIGNIFICANT OIL AND GAS PURCHASERS AND PRODUCT MARKETING

     Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. We would not expect the loss of any single purchaser to have a material adverse effect upon our operations; however, the loss of a large single purchaser could potentially reduce the competition for our oil and natural gas production, which in turn could negatively impact the prices we receive. For the year ended December 31, 2002, we had two significant purchasers that each accounted for more than 10% of our total oil and natural gas revenues: Hunt Refining (14%) and Genesis (11%). For the year ended December 31, 2001, four purchasers each accounted for 10% or more of our oil and natural gas revenues: Conoco (14%), Hunt Refining (13%), EOTT Energy (12%), and Dynegy (12%). For the year ended December 31, 2000, four purchasers each accounted for 10% or more of our oil and natural gas revenues: Hunt Refining (24%), Southland Refining (17%), EOTT Energy (16%), and Dynegy (10%).

     Our ability to market oil and natural gas depends on many factors beyond our control, including the extent of domestic production and imports of oil and gas, the proximity of our gas production to pipelines, the available capacity in such pipelines, the demand for oil and natural gas, the effects of weather, and the effects of state and federal regulation. Our production is primarily from developed fields close to major pipelines or refineries and established infrastructure. As a result, we have not experienced any difficulty to date in finding a market for all of our production as it becomes available or in transporting our production to those markets; however, there is no assurance that we will always be able to market all of our production or obtain favorable prices.

Oil Marketing

     The quality of our crude oil varies by area as well as the corresponding price received. In Heidelberg Field, our single largest field, and our other non-CO2 flood properties in Mississippi, our oil production is primarily light to medium sour crude and sells at a significant discount to the NYMEX prices. In Western Mississippi, our CO2 flood properties, and in Louisiana, our oil production is primarily light sweet crude, which typically sells at a small discount to NYMEX. For the year ended December 31, 2002, the discount for our oil production from Heidelberg Field and our other non-CO2 flood properties in Mississippi properties averaged a discount of $4.37 per Bbl. For our CO2 flood properties in Western Mississippi, our discount in 2002 averaged $0.72 per Bbl.

Natural Gas Marketing

     Virtually all of our natural gas production is close to existing pipelines and consequently, we generally have a variety of options to market our natural gas. We sell the majority of our natural gas on one year contracts with prices fluctuating month-to-month based on published pipeline indices with slight premiums or discounts to the index.

Product Price Derivative Hedging Contracts

     We enter into various financial contracts to hedge our exposure to commodity price risk associated with anticipated future oil and natural gas production. Information as to these activities is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management," appearing on pages 40 through 41 of the Annual Report and in Note 7, "Derivative Hedging Contracts," to the Consolidated Financial Statements. Such information is incorporated herein by reference.

RISKS OF OUR BUSINESS

Oil and Natural Gas Price Volatility

     Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depends primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future. This price volatility also affects the amount of cash flow available to us for capital expenditures and impacts our ability to borrow money or raise additional capital. The amount we can borrow or have outstanding under our bank credit facility is subject to semi-annual redeterminations based on current prices at the time of redetermination. In the short-term, our production is balanced between oil and natural gas, but longer-term, oil prices are likely to have a greater impact on us because 74% of our reserves are oil, although for 2002 our production was 53% oil and 47% natural gas.

     Over the last four years oil prices have gone from near historic low prices to higher prices not experienced for over ten years. At the end of 1998, NYMEX oil prices were at historic lows of approximately $12.00 per Bbl, but during 1999 and 2000 NYMEX oil prices increased to an average of approximately $19.30 and $30.25 per Bbl, respectively. During 2001, NYMEX oil prices declined to an average of approximately $26.00 per Bbl and were at $19.84 per Bbl at the end of 2001. Throughout 2002, NYMEX oil prices increased to average approximately $26.10 per Bbl and ended the year at $31.20 per Bbl.

     Natural gas prices have experienced even more volatility over the same four year period. During 1999 natural gas prices averaged approximately $2.35 per Mcf and increased to an average of approximately $4.00 per Mcf during 2000, primarily due to low storage levels. At December 31, 2000, NYMEX natural gas prices were almost $10.00 per Mcf but declined steadily during 2001 as supplies of natural gas increased and as of year-end 2001, were $2.57 per Mcf. For 2002, natural gas prices generally increased throughout the year and averaged approximately $3.35 per Mcf and ended 2002 at $4.79 per Mcf.

     Oil and natural gas prices are subject to wide fluctuations that result from a variety of factors, most of which are beyond our control. These factors include:

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

     o political conditions in oil and natural gas producing regions, including the Middle East and South America; and

     o    worldwide economic conditions.

     These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect upon our financial condition, results of operations and oil and natural gas reserves. Further, oil and natural gas prices do not necessarily move in tandem.

Oil and Natural Gas Drilling and Producing Operations

     Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment in such wells. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting drilling, operating and other costs. The seismic data and other technologies used by us do not provide conclusive knowledge, prior to drilling a well, that oil or natural gas is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Further, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

     o    unexpected drilling conditions;

     o    title problems;

     o    pressure or irregularities in formations;

     o    equipment failures or accidents;

     o    adverse weather conditions;

     o    compliance with environmental and other governmental requirements; and

     o cost of, or shortages or delays in the availability of, drilling rigs, equipment and services.

     The crude oil production from our tertiary recovery projects depends on having access to sufficient amounts of carbon dioxide ("CO2"). Our ability to produce this oil would be hindered if our supply of carbon dioxide were limited due to problems with our current CO2 producing wells and facilities, including compression equipment, or catastrophic pipeline failure. Our anticipated future production is also dependent on our ability to increase the production volumes of CO2. If our crude oil production were to decline, it could have a material adverse effect on our financial condition and results of operations. Our CO2 tertiary recovery projects require a significant amount of electricity to operate the facilities. If these costs were to increase significantly, it could have a material adverse effect upon the profitability of these operations.

     Our operations are subject to all the risks normally incident to the operation and development of oil and natural gas properties and the drilling of oil and natural gas wells, including encountering well blowouts, cratering and explosions, pipe failure, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, release of contaminants into the environment and other environmental hazards and risks.

     In accordance with industry practice, we maintain insurance against some, but not all, of the risks described above in an amount we believe is adequate. However, the nature of these risks is such that some liabilities could exceed our policy limits, or, as in the case of environmental fines and penalties, cannot be insured. We could incur significant costs, related to these risks, that could have a material adverse effect on our results of operations and financial condition.

Future Performance and Acquisitions

     Unless we can successfully replace the reserves that we produce, our reserves will decline, resulting eventually in a decrease in oil and natural gas production and lower revenues and cash flows from operations. We have historically replaced reserves through both drilling and acquisitions. In the future we may not be able to continue to replace reserves at acceptable costs. The business of exploring for, developing or acquiring reserves is capital intensive. We may not be able to make the necessary capital investment to maintain or expand our oil and natural gas reserves if our cash flows from operations are reduced, due to lower oil or natural gas prices or otherwise, or if external sources of capital become limited or unavailable. If we do not continue to make significant capital expenditures, or if outside capital resources become limited, we may not be able to maintain our growth rate. In addition, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reserves will be encountered. Exploratory drilling involves more risk than development drilling because exploratory drilling is designed to test formations for which proved reserves have not been discovered.

     Our long-term business strategy includes growing our reserve base through acquisitions. We are continually identifying and evaluating acquisition opportunities and we have successfully completed acquisitions over the last several years. Estimating the reserves and forecasted production from acquired properties is inherently difficult and may result in our inability to achieve or maintain targeted production levels. In that case, our ability to realize the total economic benefit from the acquisition may be reduced or eliminated. There can be no assurance that we will successfully consummate any future acquisitions or that such acquisitions of oil and natural gas properties will contain economically recoverable reserves or that any future acquisition will be profitably integrated into our operations.

COMPETITION AND MARKETS

     We face competition from other oil and natural gas companies in all aspects of its business, including acquisition of producing properties and oil and gas leases, marketing of oil and gas, and obtaining goods, services and labor. Many of our competitors have substantially larger financial and other resources. Factors that affect our ability to acquire producing properties include available funds, available information about prospective properties and our standards established for minimum projected return on investment. Gathering systems are the only practical method for the intermediate transportation of natural gas. Therefore, competition for natural gas delivery is presented by other pipelines and gas gathering systems. Competition is also presented by alternative fuel sources, including heating oil and other fossil fuels. Because of the balanced nature of our properties and reserves with regard to risk and commodity mix, our inventory of projects, and management's experience and expertise in exploiting these reserves, we believe that we are effective in competing in the market.

FEDERAL AND STATE REGULATIONS

     Numerous federal, state and local laws and regulations govern the oil and gas industry. These laws and regulations are often changed in response to the current political or economic environment. Compliance with this regulatory burden increases our cost of doing business and affects our profitability. Changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations or profitability.

     Proposals and proceedings that might affect the oil and gas industry are pending before Congress, the Federal Energy Regulatory Commission, or "FERC", the Minerals Management Service, or "MMS", state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, we do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon our capital expenditures, earnings or competitive position. No material portion of our business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the federal government.

     The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by the foregoing.

Regulation of Natural Gas and Oil Exploration and Production

     Our operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for drilling wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used or generated in connection with operations. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and gas we can produce from our wells in a given state and may limit the number of wells or the locations at which we can drill.

Federal Regulation of Sales Prices and Transportation

     Currently, there are no federal, state or local laws that regulate the price for our sales of natural gas, NGLs, crude oil or condensate. However, the rates charged and terms and conditions for the movement of gas in interstate commerce through certain intrastate pipelines and production area hubs are subject to regulation under the Natural Gas Policy Act of 1978 ("NGPA"). Pipeline and hub construction activities are, to a limited extent, also subject to regulations under the Natural Gas Act of 1938 ("NGA"). While these controls do not apply directly to us, their effect on natural gas markets can be significant in terms of competition and cost of transportation services, which in turn can have a substantial impact on our profitability and costs of doing business. Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective and their effect, if any, on our operations. We do not believe that we will be affected by any action taken in any materially different respect from other natural gas producers, gatherers and marketers with whom we compete.

Gathering Regulations

     State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. Such regulation has not generally been applied against gatherers of natural gas, although natural gas gathering may receive greater regulatory scrutiny in the future.

Federal, State or Indian Leases

     Our operations on federal, state or Indian oil and gas leases are subject to numerous restrictions, including nondiscrimination statutes. Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the Bureau of Land Management, MMS and other agencies.

Environmental Regulations

     Public interest in the protection of the environment has increased dramatically in recent years. In addition, over the last two years we have acquired significant assets offshore in the Gulf of Mexico which are regulated by the MMS. Department of the Interior. Our oil and natural gas production and saltwater disposal operations and our processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials are subject to stringent regulation. We could incur significant costs, including cleanup costs resulting from a release of hazardous material, third-party claims for property damage and personal injuries fines and sanctions, as a result of any violations or liabilities under environmental or other laws. Changes in or more stringent enforcement of environmental laws could also result in additional operating costs and capital expenditures.

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

     In the course of our routine oil and natural gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and we incur costs for waste handling and environmental compliance. It is also possible that our oil and natural gas operations may require us to manage NORM. NORM is present in varying concentrations in sub-surface formations, including hydrocarbon reservoirs, and may become concentrated in scale, film and sludge in equipment that comes in contact with crude oil and natural gas production and processing streams. Some states, including Texas, have enacted regulations governing the handling, treatment, storage and disposal of NORM. Moreover, we are able to control directly the operations of only those wells for which we act as the operator. Despite our lack of control over wells owned by us but operated by others, the failure of the operator to comply with the applicable environmental regulations may, in certain circumstances, be attributed to us under applicable state, federal or local laws or regulations.

     Management believes that we are in substantial compliance with all currently applicable environmental laws and regulations. To date, compliance with such laws and regulations has not required the expenditure of any material amounts, and management does not currently anticipate that future compliance will have a materially adverse effect on our consolidated financial position or results of operations. Since these laws and regulations are periodically amended, we are unable to predict the ultimate cost of compliance. To our knowledge, there are currently no material adverse environmental conditions that exist on any of our properties and there are no current or threatened actions or claims by any local, state or federal agency or by any private landowner against us pertaining to such a condition. Further, we are not aware of any currently existing condition or circumstance that may give rise to such actions or claims in the future.

     We maintain insurance against some, but not all, potential risks and losses associated with our industry and operations. We do not carry business interruption insurance. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect us.

ESTIMATED NET QUANTITIES OF PROVED OIL AND GAS RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

     Estimates of net proved oil and gas reserves as of December 31, 2002, 2001 and 2000 have been prepared by DeGolyer and MacNaughton, independent petroleum engineers located in Dallas, Texas. See Note 10, "Supplemental Oil and Natural Gas Disclosures," to the Consolidated Financial Statements and pages 8 and 9 of the Annual Report for disclosure of reserve data. Such information is incorporated herein by reference.

     There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond our control. The reserve data included herein represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and judgment. As a result, estimates of different engineers often vary. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, and are inherently imprecise. Actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from our estimates. Such variations may be significant and could materially affect estimated quantities and the present value of our proved reserves. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which Denbury or the oil and natural gas industry in general are subject.

     You should not assume that the present values referred to herein represents the current market value of our estimated oil and natural gas reserves. In accordance with requirements of the SEC, the estimates of present values are based on prices and costs as of the date of the estimates. Actual future prices and costs may be materially higher or lower than the prices and cost as of the date of the estimate. A change in price of $0.10 per Mcf and $1.00 per Bbl would result in a change in our December 31, 2002 PV-10 Value of proved reserves of approximately 1.0% and 3.3%, respectively. The estimates of future net revenues and their present value differ in this respect from the standardized measure of discounted future net cash flows set forth in the Notes to Consolidated Financial Statements, which is calculated after provision for future income tax.

     Quantities of proved reserves are estimated based on economic conditions, including oil and natural gas prices in existence at the date of assessment. Our reserves and future cash flows may be subject to revisions based upon changes in economic conditions, including oil and natural gas prices, as well as due to production results, results of future development, operating and development costs and other factors. Downward revisions of our reserves could have an adverse affect on our financial condition and operating results. Selected information on our reserves on properties we operate is filed with the DOE in its Annual Survey of Domestic Oil and Gas Reserves.

ITEM 2. PROPERTIES

     See Item 1. Business - "Oil and Gas Operations." We also have various operating leases for rental of office space, office equipment, and vehicles. See
Note  8,  "Commitments  and   Contingencies,"  to  the  Consolidated   Financial
Statements for the future minimum rental payments. Such information is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     Due to the nature of our business, we are involved in various legal or administrative proceedings that arise from time to time in the ordinary course of our business. In the opinion of management, there are no material pending legal proceedings to which Denbury or any of our subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR THE COMMON STOCK AND RELATED MATTERS

     Information as to the markets in which Denbury's common stock is traded, the quarterly high and low prices for such stock during the last two years, the restriction on the payment of dividends with respect to the common stock, and the approximate number of stockholders of record at February 1, 2003, is set forth under "Common Stock Trading Summary" appearing on page 70 of the Annual Report. Such information is incorporated herein by reference.

     Affiliates of the Texas Pacific Group beneficially own approximately 32% of the Company's outstanding common stock and their representatives hold four of nine seats on Denbury's Board of Directors. As a result of its ownership, the Texas Pacific Group has the effective ability to elect all of Denbury's directors and to control its business and affairs, including decisions with respect to the acquisition or disposition of assets, the future issuance of our common stock or other securities, dividend policy and decisions with respect to the Company's drilling, operating and acquisition expenditure plans. Although the Company's articles of incorporation require a two-thirds majority vote by the board of directors on most significant transactions, such as significant asset purchases and sales, issuances of equity and debt, changes in the board of directors and other matters, there is no agreement that would prevent the Texas Pacific Group from replacing all directors of the Company by calling a meeting of Denbury's shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected Financial Data for Denbury for each of the last five years are set forth under "Financial Highlights" appearing on page 2 of the Annual Report. All such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information as to Denbury's financial condition, changes in financial condition and results of operations and other matters is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 27 through 43 of the Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 7A is set forth under "Market Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 40 through 41 of the Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Denbury's consolidated financial statements, accounting policy disclosures, notes to financial statements, business segment information, unaudited quarterly information and independent auditors' report are presented on pages 27 through 69 of the Annual Report. All such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS OF THE COMPANY

     Information as to the names, ages, positions and offices with Denbury, terms of office, periods of service, business experience during the past five years and certain other directorships held by each director or person nominated to become a director of Denbury and related information will be set forth in the "Election of Directors" segment of the Proxy Statement ("Proxy Statement") for the Annual Meeting of Shareholders to be held May 20, 2003, ("Annual Meeting") and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning the executive officers of Denbury will be set forth in the "Management" section of the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and exchanges and to furnish the Company with copies. Based solely on its review of the copies of such forms received by it, or written representations from such persons, the Company is not aware of any person who failed to file any reports required by
Section 16(a) to be filed for fiscal 2002.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning remuneration received by Denbury's executive officers and directors will be presented under the caption "Statement of Executive Compensation" in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information as to Denbury's common stock that may be issued under our equity compensation plans and the number of shares of Denbury's common stock beneficially owned as of March 18, 2003, by each of its directors and nominees for director, its five most highly compensated executive officers and its directors and executive officers as a group will be presented under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on related transactions will be presented under the caption "Compensation Committee Interlocks and Insider Participation" and "Interests of Insiders in Material Transactions" in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

     Subsequent to their evaluation, there were no significant changes in internal controls that could significantly affect such controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS AND SCHEDULES. Financial statements and schedules filed as a part of this report are presented on pages 27 through 69 of the Annual Report and are incorporated herein by reference.

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

   10(a) Third Amended and Restated Credit Agreement, dated September 12, 2002 between the Company and Bank One, as Administrative Agent, and the financial institutions listed on Schedule 2.1 therein (incorporated by reference to Exhibit 10 of the Registrant's Form 10-Q for the quarter ended September 30,
                    2002).

   10(b)** Denbury Resources Inc. Stock Option Plan (incorporated by reference as Exhibit 4(f) of the Registrant's Registration Statement on Form S-8, No. 333-1006, dated February 2, 1996, and as amended by the Registrant's Registration Statements on Forms S-8, Nos. 333-27995, dated May 29, 1997, 333-55999,
                    dated  June  4,  1998,  333-70485,   dated  July  12,  1999,
                    333-63198,  dated June 15, 2001, and  333-90398,  dated June
                    13, 2002).

   10(c)** Denbury Resources Inc. Stock Purchase Plan (incorporated by reference as Exhibit 4(g) of the Registrant's Registration Statement on Form S-8, No. 333-1006, dated February 2, 1996, and as amended by the Registrant's Registration Statements on Forms S-8, No. 333-70485, dated January 12, 1999, No. 333-39218, dated June 13, 2000 and No. 333-90398, dated June
                    13, 2002).

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

EXHIBIT NO.         EXHIBIT

   10(f)** Denbury Resources Severance Protection Plan, dated December 6, 2000 (incorporated by reference as Exhibit 10(f) of the Registrant's Form 10-K for the year ended December 31,
                    2000).

   10(g) Stock Purchase Agreement between TPG Partners II, L.L.C. and the Company dated as of December 16, 1998 (incorporated by reference as Exhibit 99.1 of the Registrant's Form 8-K dated December 17, 1998).

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

   21*              List of Subsidiaries of Denbury Resources Inc.

   23.1*            Consent of Deloitte & Touche LLP.

   23.2*            Consent of DeGolyer and MacNaughton.

   99.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

   99.2* The summary of DeGolyer and MacNaughton's Report as of December 31, 2002, on oil and gas reserves (SEC Case) dated March 19, 2003.


*  Filed herewith.
** Compensation arrangements.

     (b)  REPORTS ON FORM 8-K.

     On November 15, 2002, we filed a consent issued by DeGolyer and MacNaughton that consents to references to its firm and to its report effective December 31, 2001 in Denbury's Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on March 21, 2001, and in the Prospectus Supplement thereto.

     On November 22, 2002, we announced that Denbury and the Texas Pacific Group ("TPG") entered into an underwriting agreement, pursuant to which TPG would sell up to 7.5 million shares of Denbury's common stock. Denbury did not receive any proceeds from this transaction.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Denbury Resources Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DENBURY RESOURCES INC.

      March 20, 2003                         /s/ Phil Rykhoek
                                ------------------------------------------------
                                                 Phil Rykhoek
                                Sr. Vice President and Chief Financial Officer


      March 20, 2003                        /s/ Mark C. Allen
                                ------------------------------------------------
                                                Mark C. Allen
                                Vice President and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Denbury Resources Inc. and in the capacities and on the dates indicated.

      March 20, 2003                         /s/ Ronald G. Greene
                                ------------------------------------------------
                                                 Ronald G. Greene
                                      Chairman of the Board and Director

      March 20, 2003                         /s/ Gareth Roberts
                                ------------------------------------------------
                                                 Gareth Roberts
                                Director, President and Chief Executive Officer
                                          (Principal Executive Officer)

      March 20, 2003                         /s/ Phil Rykhoek
                                ------------------------------------------------
                                                 Phil Rykhoek
                                Sr. Vice President and Chief Financial Officer
                                          (Principal Financial Officer)

      March 20, 2003                         /s/ Mark C. Allen
                                ------------------------------------------------
                                                 Mark C. Allen
                                  Vice President and Chief Accounting Officer
                                          (Principal Accounting Officer)

      March 20, 2003                         /s/ David I. Heather
                                ------------------------------------------------
                                                 David I. Heather
                                                     Director

      March 20, 2003                         /s/ Wieland F. Wettstein
                                ------------------------------------------------
                                                 Wieland F. Wettstein
                                                     Director

      March 20, 2003                         /s/ David B. Miller
                                ------------------------------------------------
                                                 David B. Miller
                                                     Director

                                 CERTIFICATIONS

I, Gareth Roberts, certify that:

1. I have reviewed this annual report on Form 10-K of Denbury Resources Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      March 20, 2003                         /s/ Gareth Roberts
                                ------------------------------------------------
                                                 Gareth Roberts
                                    President and Chief Executive Officer

I, Phil Rykhoek, certify that:

1. I have reviewed this annual report on Form 10-K of Denbury Resources Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      March 20, 2003                         /s/ Phil Rykhoek
                                ------------------------------------------------
                                                 Phil Rykhoek
                                Sr. Vice President and Chief Financial Officer