Form 10-K/A
period 2002-12-31
DENBURY RESOURCES INC
filed 2003-03-25
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 2002 FORM 10-K/A
                                Amendment No. 1
                                   (Mark One)
              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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
   December 31, 2002.

                                EXPLANATORY NOTE

This amendment attaches as an exhibit a revised version of the Registrant's Consolidated Statement of Changes in Stockholders' Equity which properly reflects one number which was inadvertently omitted in such statement filed as an exhibit to this Form 10-K for the year ended December 31, 2002, which filing was made today, March 24, 2003. The next to last number now appearing in the vertical column entitled "Accumulated Other Comprehensive Income (Loss)" on the line "Change in fair value of derivative contracts, net of tax of $18,857" and which was omitted in the original filing is $(31,744) and is properly reflected in the attached exhibit page (with dollar amounts in thousands). The totals originally shown in the statement have not changed. This page appears as part of
Exhibit 13 to this Form 10-K, and is page 48 of the Registrant's Annual Report to Shareholders which is incorporated by reference into this Form 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:


EXHIBIT NO.         EXHIBIT
-----------         -------

   13*              Page 48 of Annual Report to Shareholders.


*  Filed herewith.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                 PAID-IN     RETAINED    ACCUMULATED
                                                               CAPITAL IN    EARNINGS       OTHER          TOTAL
                                          COMMON STOCK          EXCESS OF (ACCUMULATED  COMPREHENSIVE  STOCKHOLDER'S   COMPREHENSIVE
                                       ($.001 PAR VALUE)           PAR       DEFICIT)   INCOME (LOSS)     EQUITY       INCOME (LOSS)
                                     ----------------------    ----------- ------------ -------------- -------------  --------------
DOLLAR AMOUNTS IN THOUSANDS             SHARES        AMOUNT
                                     -------------  --------
BALANCE - DECEMBER 31, 1999             45,718,486  $     46  $   327,829 $  (255,447)  $         -    $      72,428
                                     -------------  --------  ----------- --------- -   -----------    -------------
Issued pursuant to employee stock
  purchase plan......................      218,493         -        1,305           -             -            1,305
Issued pursuant to employee stock
  option plan........................       40,458         -          186           -             -              186
Issued pursuant to directors
  compensation plan..................        2,544         -           19           -             -               19
Net income and comprehensive income..            -         -            -     142,227             -          142,227  $     142,227
                                     -------------  --------  ----------- -----------   -----------    -------------  -------------

BALANCE - DECEMBER 31, 2000             45,979,981        46      329,339    (113,220)            -          216,165        142,227
                                     -------------  --------  ----------- -----------   -----------    -------------  =============

Issued pursuant to employee stock
  purchase plan......................      189,485         -        1,546           -             -            1,546
Issued pursuant to employee stock
  option plan........................      209,600         -        1,048           -             -            1,048
Issued pursuant to directors
  compensation plan..................        7,829         -           63           -             -               63
Issued in Matrix acquisition.........    6,569,930         7       59,188           -             -           59,195
Tax benefit from stock options.......            -         -          373           -             -              373
Net income...........................            -         -            -      56,550             -           56,550         56,550
Other comprehensive income (loss):
  Change in accounting principle for
    derivative contracts, net of tax
    of $594..........................            -         -            -           -         1,012            1,012          1,012
  Reclassification adjustments for
    derivative contracts, net of tax
    of $594..........................            -         -            -           -        (1,012)          (1,012)        (1,012)
  Change in fair value of derivative
    contracts, net of tax of $8,356..            -         -            -           -        14,228           14,228         14,228
                                     -------------  --------  ----------- -----------   -----------    -------------  -------------
BALANCE - DECEMBER 31, 2001             52,956,825        53      391,557     (56,670)       14,228          349,168         70,778
                                     -------------  --------  ----------- -----------   -----------    -------------  =============
Issued pursuant to employee stock
  purchase plan......................      203,893         -        1,928           -             -            1,928
Issued pursuant to employee stock
  option plan........................      370,120         1        1,665           -             -            1,666
Issued pursuant to directors
  compensation plan..................        8,491         -           82           -             -               82
Tax benefit from stock options.......            -         -          674           -             -              674
Net income...........................            -         -            -      46,795             -           46,795         46,795
Other comprehensive income (loss):
  Reclassification adjustments for
    derivative contracts, net of tax
    of $4,919........................            -         -            -           -        (7,838)          (7,838)        (7,838)
  Amortization of derivative contracts,
    net of tax of $3,598.............            -         -            -           -         6,066            6,066          6,066
  Change in fair value of derivative
    contracts, net of tax of $18,857.            -         -            -           -       (31,744)         (31,744)       (31,744)
                                     -------------  --------  ----------- -----------   -----------    -------------  -------------
BALANCE - DECEMBER 31, 2002             53,539,329  $     54  $   395,906 $    (9,875)  $   (19,288)   $     366,797  $      13,279
                                     =============  ========  =========== ===========   ===========    =============  =============

                 See Notes to Consolidated Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Denbury Resources Inc. has duly caused this Amendment No. 1 to this Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DENBURY RESOURCES INC.

      March 24, 2003                         /s/ Phil Rykhoek
                                ------------------------------------------------
                                                 Phil Rykhoek
                                Sr. Vice President and Chief Financial Officer


      March 24, 2003                        /s/ Mark C. Allen
                                ------------------------------------------------
                                                Mark C. Allen
                                Vice President and Chief Accounting Officer

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

      March 24, 2003                         /s/ Gareth Roberts
                                ------------------------------------------------
                                                 Gareth Roberts
                                    President and Chief Executive Officer

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

      March 24, 2003                         /s/ Phil Rykhoek
                                ------------------------------------------------
                                                 Phil Rykhoek
                                Sr. Vice President and Chief Financial Officer