Form 10-Q
period 2003-03-31
DENBURY RESOURCES INC
filed 2003-05-14
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                        --------------------------------

(Mark One)
    X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                       OUTSTANDING AT APRIL 30, 2003
                  -----                       -----------------------------
         Common Stock, $.001 par value                53,754,702

                             DENBURY RESOURCES INC.

                                      INDEX

                                                                                               Page
                                                                                               ----
Part I.  Financial Information
------------------------------

     Item 1. Financial Statements

         Independent Accountants' Report                                                          3

         Consolidated Balance Sheets at March 31, 2003 (Unaudited)
               and December 31, 2002                                                              4

         Consolidated Statements of Operations for the Three Months
               Ended March 31, 2003 and 2002 (Unaudited)                                          5

         Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 2003 and 2002 (Unaudited)                                          6

         Consolidated Statements of Comprehensive Income (Loss) for
               the Three Months Ended March 31, 2003 and 2002 (Unaudited)                         7

         Notes to Consolidated Financial Statements                                               8-18

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                         19-31

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         32

     Item 4.  Controls and Procedures                                                            32

Part II.  Other Information
---------------------------

     Item 6.  Exhibits and Reports on Form 8-K                                                   32

     Signatures                                                                                  33

     Certifications                                                                              34-35

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of Denbury Resources Inc.:


We have reviewed the accompanying consolidated balance sheet of Denbury Resources Inc. and subsidiaries (the "Company") as of March 31, 2003, and the related consolidated statements of operations, cash flows and comprehensive income (loss) for the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Denbury Resources Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 13, 2003

                             DENBURY RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)
                                   (Unaudited)

                                                                                    March 31,        December 31,
                                                                                      2003               2002
                                                                                 ---------------    ---------------
                                                ASSETS
Current assets
   Cash and cash equivalents                                                      $    161,170        $    23,940
   Accrued production receivables                                                       48,042             34,458
   Related party accrued production receivable - Genesis                                 5,615              3,334
   Trade and other receivables                                                          18,413             16,846
   Deferred tax asset                                                                   44,529             49,886
                                                                                  ------------        -----------
        Total current assets                                                           277,769            128,464
                                                                                  ------------        -----------
PROPERTY AND EQUIPMENT
   Oil and natural gas properties (using full cost accounting)
        Proved                                                                       1,288,413          1,245,896
        Unevaluated                                                                     47,517             45,736
   CO2 properties and equipment                                                         68,827             62,370
   Less accumulated depletion and depreciation                                        (628,399)          (609,917)
                                                                                  ------------        -----------
        Net property and equipment                                                     776,358            744,085
                                                                                  ------------        -----------
INVESTMENT IN GENESIS                                                                    2,241              2,224
OTHER ASSETS                                                                            25,709             20,519
                                                                                  ------------        -----------
           TOTAL ASSETS                                                           $  1,082,077        $   895,292
                                                                                  ============        ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                       $     53,388        $    49,281
   Oil and gas production payable                                                       21,179             17,309
   Derivative liabilities                                                               40,112             29,289
   Current subordinated debt                                                           200,000                  -
                                                                                  ------------        -----------
        Total current liabilities                                                      314,679             95,879
                                                                                  ------------        -----------
LONG-TERM LIABILITIES
   Long-term debt                                                                      268,193            344,889
   Asset retirement liabilities                                                         38,790              6,845
   Derivative liabilities                                                                9,602              6,281
   Deferred tax liability                                                               67,979             71,663
   Other                                                                                 2,990              2,938
                                                                                  ------------        -----------
        Total long-term liabilities                                                    387,554            432,616
                                                                                  ------------        -----------
STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 25,000,000 shares authorized; none
      issued and outstanding                                                                 -                  -
   Common stock, $.001 par value, 100,000,000 shares authorized;
      53,741,052 and 53,539,329 shares issued and outstanding at March 31,
      2003 and December 31, 2002, respectively                                              54                 54
   Paid-in capital in excess of par                                                    397,593            395,906
   Retained earnings (accumulated deficit)                                              11,190             (9,875)
   Accumulated other comprehensive loss                                                (28,993)           (19,288)
                                                                                  ------------        -----------
        Total stockholders' equity                                                     379,844            366,797
                                                                                  ------------        -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  1,082,077        $   895,292
                                                                                  ============        ===========

          (See accompanying Notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                 ------------------------------------------
                                                                        2003                    2002
                                                                 ------------------       -----------------
REVENUES
   Oil, natural gas and related product sales
         Unrelated parties                                       $           99,311       $          50,910
         Related party - Genesis                                             12,413                       -
   CO2 sales                                                                  2,189                   1,490
   Gain (loss) on settlements of derivative contracts                       (27,685)                  2,636
   Interest and other income                                                    204                     411
                                                                 ------------------       -----------------
           Total revenues                                                    86,432                  55,447
                                                                 ------------------       -----------------
EXPENSES
   Lease operating expenses                                                  22,402                  15,428
   Production taxes and marketing expenses                                    3,896                   2,614
   CO2 operating expenses                                                       317                     167
   General and administrative expenses                                        3,791                   3,216
   Interest                                                                   6,461                   6,654
   Depletion and depreciation                                                23,553                  22,926
   Amortization of derivative contracts and other
       non-cash hedging adjustments                                          (1,510)                 (1,081)
                                                                 ------------------       -----------------
            Total expenses                                                   58,910                  49,924
                                                                 ------------------       -----------------

EQUITY IN NET INCOME OF GENESIS                                                  16                       -
                                                                 ------------------       -----------------
INCOME BEFORE INCOME TAXES                                                   27,538                   5,523
INCOME TAX PROVISION (BENEFIT)
   Current income taxes                                                       2,730                    (481)
   Deferred income taxes                                                      6,355                   1,458
                                                                 ------------------       -----------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE                                                               18,453                   4,546
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF
     INCOME TAXES OF $1,600                                                   2,612                       -
                                                                 ------------------       -----------------
NET INCOME                                                       $           21,065       $           4,546
                                                                 ==================       =================
NET INCOME PER COMMON SHARE - BASIC
   Income before cumulative effect of change in accounting
      principle                                                  $             0.34       $            0.09
   Cumulative effect of change in accounting principle                         0.05                       -
                                                                 ------------------       -----------------
   Net income per common share - basic                           $             0.39       $            0.09
                                                                 ==================       =================

NET INCOME PER COMMON SHARE - DILUTED
   Income before cumulative effect of change in accounting
      principle                                                  $             0.33       $            0.08
   Cumulative effect of change in accounting principle                         0.05                       -
                                                                 ------------------       -----------------
   Net income per common share - diluted                         $             0.38       $            0.08
                                                                 ==================       =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                                     53,639                  52,994
   Diluted                                                                   55,049                  53,724

          (See accompanying Notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)
                                                                                     Three Months Ended
                                                                                         March 31,
                                                                             ----------------------------------
                                                                                 2003                  2002
                                                                             -------------         ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                                $      21,065         $      4,546
   Adjustments needed to reconcile to net cash flow provided by operations:
     Depreciation, depletion and amortization                                       23,553               22,926
     Amortization of derivative contracts and other non-cash hedging adjustments    (1,510)              (1,081)
     Deferred income taxes                                                           6,355                1,458
     Amortization of debt issue costs and other                                        515                  675
     Cumulative effect of change in accounting principle                            (2,612)                   -
   Changes in assets and liabilities:
     Accrued production receivable                                                 (15,865)              (1,391)
     Trade and other receivables                                                    (1,233)              14,424
     Derivative assets                                                                   -                9,028
     Other assets                                                                     (330)                 732
     Accounts payable and accrued liabilities                                        1,653              (37,688)
     Oil and gas production payable                                                  3,870               (1,357)
     Other liabilities                                                                  48                 (240)
                                                                             -------------         ------------
NET CASH PROVIDED BY OPERATIONS                                                     35,509               12,032
                                                                             -------------         ------------
CASH FLOW USED FOR INVESTING ACTIVITIES:
     Oil and natural gas expenditures                                              (32,668)             (24,192)
     Acquisitions of oil and gas properties                                         (3,693)              (2,084)
     Acquisitions of CO2 assets and capital expenditures                            (6,904)                (335)
     Proceeds from oil and gas property sales                                       26,366                    -
     Increase in restricted cash                                                      (146)                (149)
     Net purchases of other assets                                                  (1,094)                (369)
                                                                             -------------         ------------
NET CASH USED FOR INVESTING ACTIVITIES                                             (18,139)             (27,129)
                                                                             -------------         ------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Bank repayments                                                              (110,000)                   -
     Bank borrowings                                                                10,000                5,130
     Issuance of subordinated debt                                                 223,057                    -
     Issuance of common stock                                                        1,325                  842
     Costs of debt financing                                                        (4,522)                  (2)
                                                                             -------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          119,860                5,970
                                                                             -------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               137,230               (9,127)

Cash and cash equivalents at beginning of period                                    23,940               23,496
                                                                             -------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $     161,170         $     14,369
                                                                             =============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                 $      10,260         $     10,654
    Cash paid (refunded) during the period for income taxes                              -                 (849)

          (See accompanying Notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                             ----------------------------------
                                                                                 2003                  2002
                                                                             -------------         ------------

Net income                                                                   $      21,065         $      4,546
Other comprehensive income (loss), net of income tax:
    Change in fair value of derivative contracts                                    (8,769)             (12,226)
    Amortization of derivative contracts                                               182               (1,620)
    Reclassification adjustments related to derivative contracts                    (1,118)              (2,301)
                                                                             -------------         ------------

Comprehensive income (loss)                                                  $      11,360         $    (11,601)
                                                                             =============         ============










          (See accompanying Notes to Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Interim Financial Statements

     The accompanying unaudited consolidated financial statements of Denbury Resources Inc. and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms "we," "our," "us," "Denbury" or "Company" refers to Denbury Resources Inc. and its subsidiaries. These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. Any capitalized terms used but not defined in these Notes to Consolidated Financial Statements have the same meaning given to them in the Form 10-K.

     Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of Denbury as of March 31, 2003 and the consolidated results of its operations and cash flows for the three month periods ended March 31, 2003 and 2002. Certain prior period items have been reclassified to make the classification consistent with this quarter.

2.  NEW ACCOUNTING STANDARDS

     See Note 3 regarding our change in accounting related to our adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations."

     On January 1, 2003, we adopted the provisions of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 changes the method of reporting gains or losses on the early extinguishment of debt. Prior to SFAS No. 145, gains or losses on the early extinguishment of debt were required to be classified in a company's statement of operations as an extraordinary item, net of the related income tax effect. SFAS No. 145 considers the use of early debt extinguishment to generally be a risk management strategy and states that its effects should be reflected as income or expense from continuing operations, except in rare cases where the extinguishment of debt could be considered unusual or infrequent and would therefore be classified as an extraordinary item. The adoption of this statement on January 1, 2003 had no impact on the Company's financial statements for any of the periods presented. However, in April 2003, we early retired our $200 million of Senior Subordinated Notes Due 2008, and in the second quarter of 2003 we expect to record a $17.7 million loss, before income taxes, on the early retirement of this debt (see Note 7 for further information regarding this debt retirement).

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability be recognized for exit and disposal costs only when the liability has been incurred and when it can be measured at fair value. The statement is effective for exit and disposal activities that are initiated after December 31, 2002. We adopted this statement in the first quarter of 2003 and it did not have any effect on our financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies certain accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. We will adopt this statement in the third quarter of 2003. We are currently evaluating the provisions of this statement to determine its impact, if any, on our financial statements.

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  ASSET RETIREMENT OBLIGATIONS

     On January 1, 2003, we adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." In general, our future asset retirement obligations relate to future costs associated with plugging and abandonment of our oil and natural gas wells, dismantling our offshore production platforms, and removal of equipment and facilities from leased acreage and returning such land to its original condition. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset. Prior to the adoption of this new standard, we recognized a provision for our asset retirement obligations each period as part of our depletion and depreciation calculation, based on the unit-of-production method.

     The adoption of SFAS No. 143 on January 1, 2003, required us to record (i) a $41.0 million liability for our future asset retirement obligations (an increase of $34.1 million in our liability for asset retirement obligations that we had recorded at Decmeber 31, 2002), (ii) a $34.4 million increase in oil and natural gas properties, (iii) a $3.9 million decrease in accumulated depreciation and depletion, and (iv) a $2.6 million gain as a cumulative effect adjustment of a change in accounting principle, net of taxes.

     The following pro forma data summarizes Denbury's net income and net income per common share as if we had applied the provisions of SFAS No. 143 in prior periods, and as if we had removed the first quarter of 2003 cumulative effect adjustment for the adoption of SFAS No. 143:


                                                   THREE MONTHS ENDED                YEAR ENDED
                                                        MARCH 31,                   DECEMBER 31,
                                                 -----------------------  ----------------------------------
                                                    2003         2002        2002        2001        2000
                                                 -----------  ----------  ----------  ----------  ----------
NET INCOME: (THOUSANDS)
   Net income, as reported ...................   $  21,065    $  4,546    $ 46,795    $ 56,550    $142,227
   Pro forma adjustments to reflect retroactive
       adoption of SFAS 143...................      (2,612)       (248)        473         503         306
                                                 ---------    --------    --------    --------    --------
   Pro forma net income.......................   $  18,453    $  4,298    $ 47,268    $ 57,053    $142,533
                                                 =========    ========    ========    ========    ========

NET INCOME PER COMMON SHARE:
   As reported:
       Basic..................................   $    0.39  $     0.09    $   0.88    $   1.15    $   3.10
       Diluted................................        0.38        0.08        0.86        1.12        3.07
   Pro forma:
       Basic..................................   $    0.34  $     0.08    $   0.89    $   1.16    $   3.11
       Diluted................................        0.34        0.08        0.87        1.13        3.08

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the changes in our asset retirement obligations for the three months ended March 31, 2003.


                                                               Three Months Ended
                                                                 March 31, 2003
                                                             ----------------------
                                                                 (in thousands)
Beginning asset retirement obligation, as of 12/31/2002..... $                6,845
Cumulative effect adjustment for SFAS 143, 1/1/2003.........                 34,109
Liabilities incurred during period..........................                     91
Liabilities settled during period...........................                   (928)
Accretion expense...........................................                    820
                                                             ----------------------
Ending asset retirement obligation.......................... $               40,937
                                                             ======================

     At March 31, 2003, $2.1 million of our asset retirement obligation was classified in "Accounts payable and accrued liabilities" under current liabilities in our Consolidated Balance Sheets. We have escrow accounts that are legally restricted for certain of our asset retirement obligations. The balances of these escrow accounts were $8.8 million at March 31, 2003, and $8.7 million at December 31, 2002 and are included in "Other assets" in our Consolidated Balance Sheets. If we had adopted SFAS No. 143 as of January 1, 2002, we estimate that our asset retirement obligations at that date would have been $34.1 million, based on the same assumptions used in our calculation of our obligations at January 1, 2003.

4.  NET INCOME PER COMMON SHARE

     Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options and any other convertible securities outstanding. For the three month periods ended March 31, 2003 and 2002, there were no adjustments to net income for purposes of calculating diluted net income per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three month periods ended March 31, 2003 and 2002.

                                                   Three Months Ended
                                                       March 31,
                                               --------------------------
                                                   2003          2002
                                               ------------  ------------
                                                 (shares in thousands)
Weighted average common shares - basic........       53,639        52,994

Potentially dilutive securities:
     Stock options............................        1,410           730
                                               ------------  ------------

Weighted average common shares - diluted......       55,049        53,724
                                               ============  ============

     For the three months ended March 31, 2003 and 2002, common stock options to purchase approximately 1.9 million and 2.4 million shares of common stock, respectively, were outstanding but excluded from the diluted net income per common share calculations, as the exercise prices of the options exceeded the average market price of the Company's common stock during these periods and would be anti-dilutive to the calculations.

5. SALE OF LAUREL FIELD

     In February 2003, we sold Laurel Field, acquired in the COHO acquisition in August 2002, for approximately $26.2 million and other consideration which included an interest in Atchafalaya Bay Field (where we already owned

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an interest) and seismic over that area. At December 31, 2002, Laurel Field had approximately 7.4 MMBbls of proved reserves.

6. STOCK-BASED COMPENSATION

     We issue stock options to all of our employees under our stock option plan, which we account for utilizing the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and its related interpretations. Under these principles, we do not recognize any stock-based employee compensation for stock option grants, as long as the exercise price is equal to the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition and measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for our stock option plan.

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       --------------------------
                                                                           2003          2002
                                                                       ------------   -----------
NET INCOME: (THOUSANDS)
    Net Income, as reported ......................................     $     21,065   $     4,546
    Less: stock-based compensation expense applying fair value
        based method, net of related tax effects..................              558           728
                                                                       ------------   -----------
    Pro forma net income..........................................     $     20,507   $     3,818
                                                                       ============   ===========
NET INCOME PER COMMON SHARE:
    As reported:
        Basic.....................................................     $       0.39   $      0.09
        Diluted...................................................             0.38          0.08
    Pro forma:
        Basic.....................................................     $       0.38   $      0.07
        Diluted...................................................             0.38          0.07

7.  INDEBTEDNESS

                                                                                     March 31,        December 31,
                                                                                       2003               2002
                                                                                 ---------------    ---------------
                                                                                       (Amounts in thousands)
                                                                                    (Unaudited)

9% Senior Subordinated Notes Due 2008.........................................   $       125,000    $       125,000
9% Series B Senior Subordinated Notes Due 2008................................            75,000             75,000
7.5% Senior Subordinated Notes Due 2013.......................................           225,000                  -
Senior bank loan..............................................................            50,000            150,000
Debt discount.................................................................            (6,807)            (5,111)
                                                                                 ---------------    ---------------
    Total debt................................................................   $       468,193    $       344,889
                                                                                 ---------------    ---------------
Debt classified as short-term.................................................           200,000                  -
                                                                                 ---------------    ---------------
Long-term debt................................................................   $       268,193    $       344,889
                                                                                 ===============    ===============

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuance of 7.5% Senior Subordinated Notes Due 2013

     On March 25, 2003, we issued $225 million of 7.5% Senior Subordinated Notes Due 2013 in a Rule 144A private offering. We issued the notes to refinance our existing $200 million of 9% Senior Subordinated Notes Due 2008, including the Series B notes. The notes were priced at 99.135% of par and our net proceeds from the offering were approximately $218.5 million after underwriting and issuance costs. A portion of the proceeds from the notes were temporarily used to reduce our bank debt; however, the proceeds were ultimately used to retire our existing $200 million of 9% Senior Subordinated Notes Due 2008, including the Series B notes, in April 2003 (see "Redemption of 9% Senior Subordinated Notes due 2008 (Including Series B Notes)" below).

     The notes mature on April 1, 2013 and interest on the notes is payable each April 1 and October 1, commencing October 1, 2003. We may redeem the notes at our option beginning April 1, 2008 at the following redemption prices: 103.75% after April 1, 2008, 102.5% after April 1, 2009, 101.25% after April 1, 2010, and at 100% after April 1, 2011 and thereafter. In addition, prior to April 1, 2006, we may redeem up to 35% of the notes at a redemption price of 107.5% with net cash proceeds from a stock offering. The indenture under which the notes were issued is essentially the same as the indenture covering the 9% notes. The indenture contains certain restrictions on our ability to incur additional debt, pay dividends on our common stock, make investments, create liens on our assets, engage in transactions with our affiliates, transfer or sell assets and to consolidate or merge substantially all of our assets. The notes are not subject to any sinking fund requirements.

Redemption of 9% Senior Subordinated Notes Due 2008 (Including Series B Notes)

     On March 18, 2003, we issued the required 30-day notice to call our existing $200 million of 9% Senior Subordinated Notes Due 2008. Accordingly, we have classified the $200 million of notes as a current liability at March 31, 2003. On April 16, 2003, we redeemed the $200 million of notes at an aggregate cost of $209.0 million, including a $9.0 million call premium. As a result of this early redemption, we estimate that we will have a before tax charge to earnings in the second quarter of 2003 of approximately $17.7 million, which includes the $9.0 million call premium and the write-off of the remaining discount and debt issuance costs associated with these notes.

Senior Bank Loan

     Our bank borrowing base was recently reaffirmed at $220 million as part of an amendment to our credit agreement completed in early May. In addition, the amendment modified the hedging provisions to increase the amount of production we can hedge to a maximum of 85% of our forecasted production from our proved reserves for the current year, 70% of the forecasted production for the subsequent year, 55% of the forecasted production for the third year and 40% of the forecasted production for the fourth year. The amendment also permits us to borrow up to $20 million in a bond issue from a Mississippi governmental authority, resulting in the exemption or reduction of sales and ad valorem taxes on CO2 facilities we build in the next two years in Mississippi. We anticipate entering into such bond funding arrangements in May 2003. Any borrowings in this bond issue will be purchased by the banks in our credit facility, will be part of our outstanding borrowings under our credit line and will accrue interest and be repaid on the same basis as our bank line.

     At March 31, 2003, we had $50.0 million outstanding under our bank credit facility, leaving us approximately $170.0 million of borrowing capacity. We also had letters of credit outstanding in the amount of $730,000 at March 31, 2003.

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  RELATED PARTY TRANSACTIONS - GENESIS

     Through certain of our subsidiaries, since May 14, 2002 we have been the general partner of Genesis Energy, L.P. ("Genesis"), a publicly traded master limited partnership. Our subsidiary general partner has a 2% interest in Genesis. Genesis has two primary lines of business: crude oil gathering and marketing, and pipeline transportation, primarily in Mississippi, Texas, Alabama and Florida.

     We account for our 2% ownership in Genesis under the equity method, as we have significant influence over the limited partnership; however, our control is limited under the general partnership agreement and therefore we do not consolidate Genesis. Our equity in Genesis' net income for the three month period ended March 31, 2003 was $16,000. Genesis Energy, Inc., the general partner of which we indirectly own 100%, has guaranteed the bank debt of Genesis, which was $3.5 million as of March 31, 2003, and also included $30.0 million in letters of credit, of which $9.7 million are for Denbury's benefit to secure purchases from Denbury. There are no guarantees by Denbury or any of its other subsidiaries of the debt of Genesis or of Genesis Energy, Inc.

     Genesis has historically been a purchaser of our crude oil and we anticipate future purchases of our crude oil production by Genesis. For the three month period ended March 31, 2003, we recorded sales to Genesis of $12.4 million and at March 31, 2003, had a production receivable from Genesis of $5.6 million.

     Summarized financial information of Genesis Energy, L.P. is as follows (amounts in thousands):


                                                 Three Months
                                                     Ended
                                                 March 31, 2003
                                               -------------------
Revenues..................................     $           261,882
Cost of sales.............................                 256,627
Other expenses............................                   4,376
                                               -------------------
   Net income ............................     $               879
                                               ===================



                                                 March 31, 2003
                                               -------------------
Current assets............................     $            97,170
Non-current assets........................                  46,423
                                               -------------------
   Total assets...........................     $           143,593
                                               ===================

Current liabilities.......................     $           103,358
Non-current liabilities...................                   4,015
Partners' capital.........................                  36,220
                                               -------------------
   Total liabilities and partners' capital     $           143,593
                                               ===================

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. PRODUCT PRICE HEDGING CONTRACTS

     We enter into various financial contracts to hedge our exposure to commodity price risk associated with anticipated future oil and natural gas production. We do not hold or issue derivative financial instruments for trading purposes. These contracts have historically consisted of price floors, collars and fixed price swaps. We generally attempt to hedge between 50% and 75% of our anticipated production each year to provide us with a reasonably certain amount of cash flow to cover most of our budgeted exploration and development expenditures without incurring significant debt. When we make an acquisition, we attempt to hedge a large percentage, up to 100%, of the forecasted production for the subsequent one to three years following the acquisition in order to help provide us with a minimum return on our investment. All of the mark-to-market valuations used for our financial derivatives are provided by external sources and are based on prices that are actively quoted.

     The following is a summary of the net gain (loss) representing cash receipts and payments on our hedge settlements:


                                 Three Months Ended
                                     March 31,
                        ------------------------------------
                              2003                2002
                        ----------------    ----------------
                               (Amounts in thousands)

Oil hedge contracts     $         (8,738)   $            462
Gas hedge contracts              (18,947)              2,174
                        ----------------    ----------------
    Net gain (loss)     $        (27,685)   $          2,636
                        ================    ================

     Some of our derivative contracts require us to pay a premium which we amortize over the contract periods. This expense is included in "Amortization of derivative contracts and other non-cash hedging adjustments" in our Consolidated Statements of Operations. For the three months ended March 31, 2003 and 2002, we recorded premium amortization expense of $294,000 and $2.6 million, respectively. Also, for the three months ended March 31, 2003, we reclassified $1.3 million related to our former Enron hedges (discussed below) out of accumulated other comprehensive income into income and recorded a gain from hedge ineffectiveness of $459,000 which is also included in "Amortization of derivative contracts and other non-cash hedging adjustments."

                       Hedging Contracts at March 31, 2003

CRUDE OIL CONTRACTS:
-------------------
                                                                       NYMEX Contract Prices Per Bbl
                                                       -------------------------------------------------------------
                                                                                                Collar Prices
                                                                                         ---------------------------  Fair Value at
Type of Contract and Period               Bbls/d        Swap Price      Floor Price         Floor         Ceiling     March 31, 2003
----------------------------------     -------------   -------------   --------------    ------------   ------------  --------------
Collar Contracts
    April 2003 - Dec. 2003                 10,000      $        -      $         -       $    20.00     $   30.00     $      (2,539)
Swap Contracts
    April 2003 - Dec. 2003                  2,500           24.25                -                -             -            (2,247)
    April 2003 - Dec. 2003                  2,000           24.30                -                -             -            (1,770)
    April 2003 - Dec. 2003                  2,000           25.70                -                -             -            (1,004)
     Jan. 2004 - Dec. 2004                  2,500           22.89                -                -             -            (1,709)
     Jan. 2004 - Dec. 2004                  4,500           23.00                -                -             -            (2,898)
     Jan. 2004 - Dec. 2004                  2,500           23.08                -                -             -            (1,538)

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURAL GAS CONTRACTS:
---------------------
                                                                NYMEX Contract Prices Per MMBtu
                                                   ----------------------------------------------------------
                                                                                         Collar Prices
                                                                                  ---------------------------    Fair Value at
Type of Contract and Period           MMBtu/d       Swap Price    Floor Price        Floor         Ceiling       March 31, 2003
--------------------------------   -------------   -------------  ------------    ------------   ------------  ------------------
Collar Contracts
    April 2003 - Dec. 2003             45,000      $        -      $       -       $  2.75       $   4.00      $   (14,907)
    April 2003 - Dec. 2003             25,000               -              -          2.75           4.07           (7,882)
     Jan. 2004 - Dec. 2004             30,000               -              -          3.50           4.45           (6,122)
     Jan. 2004 - Dec. 2004             15,000               -              -          3.00           5.87           (1,343)
     Jan. 2004 - Dec. 2004             15,000               -              -          3.00           5.82           (1,387)
     Jan. 2005 - Dec. 2005             15,000               -              -          3.00           5.50           (1,005)
Swap Contracts
    April 2003 - Dec. 2003             10,000           3.905              -             -              -           (3,362)

     At March 31, 2003, our derivative contracts were recorded at their fair value, which was a net liability of $49.7 million. To the extent our hedges are considered effective, this fair value liability, net of income taxes, is included in "Accumulated other comprehensive loss" reported under Stockholders' equity in our Consolidated Balance Sheets. The balance in accumulated other comprehensive loss of $29.0 million at March 31, 2003, represents the deficit in the fair market value of our derivative contracts as compared to the cost of our hedges, net of income taxes, and also includes the remaining accumulated other comprehensive income of $2.3 million relating to the Enron hedges that ceased to qualify for hedge accounting treatment when Enron filed for bankruptcy. This $2.3 million relating to the former Enron hedges will be reclassified out of accumulated other comprehensive income during the remainder of 2003, over the periods that the hedges would have otherwise expired. Of the $29.0 million in accumulated other comprehensive loss as of March 31, 2003, $24.9 million relates to current hedging contracts that will expire within the next 12 months.

10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     As of August 2001, all of the Company's subordinated debt securities were fully and unconditionally guaranteed by Denbury Resources Inc.'s significant subsidiaries. Condensed consolidating financial information for Denbury Resources Inc. and its significant subsidiaries as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 is as follows:

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         Condensed Consolidating Balance Sheets


                                                                        March 31, 2003
                                                ---------------------------------------------------------------
                                                   Denbury                                          Denbury
                                                  Resources                                        Resources
                                                 Inc. (Parent      Guarantor                          Inc.
Amounts in thousands                             and Issuer)     Subsidiaries    Eliminations     Consolidated
                                                --------------   -------------   -------------   --------------
ASSETS
Current assets..................................$      248,664   $      29,105   $           -   $      277,769
Property and equipment..........................       506,929         269,429               -          776,358
Investment in subsidiaries (equity method)......       209,188           2,241        (209,188)           2,241
Other assets....................................        21,960           3,749               -           25,709
                                                --------------   -------------   -------------   --------------
     Total assets...............................$      986,741   $     304,524   $    (209,188)  $    1,082,077
                                                ==============   =============   =============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.............................$      299,594   $      15,085   $           -   $      314,679
Long-term liabilities...........................       307,303          80,251               -          387,554
Stockholders' equity............................       379,844         209,188        (209,188)         379,844
                                                --------------   -------------   -------------   --------------
     Total liabilities and stockholders' equity.$      986,741   $     304,524   $    (209,188)  $    1,082,077
                                                ==============   =============   =============   ==============

                                                                       December 31, 2002
                                                ---------------------------------------------------------------
                                                   Denbury                                          Denbury
                                                  Resources                                        Resources
                                                 Inc. (Parent     Guarantor                           Inc.
Amounts in thousands                             and Issuer)     Subsidiaries     Eliminations    Consolidated
                                                --------------   -------------   --------------  --------------
ASSETS
Current assets..................................$      111,063   $      17,401   $            -  $      128,464
Property and equipment..........................       528,754         215,331                -         744,085
Investment in subsidiaries (equity method)......       169,309           2,224         (169,309)          2,224
Other assets....................................        16,881           3,638                -          20,519
                                                --------------   -------------   --------------  --------------
     Total assets...............................$      826,007   $     238,594   $     (169,309) $      895,292
                                                ==============   =============   ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.............................$       87,101   $       8,778   $            -  $       95,879
Long-term liabilities...........................       372,109          60,507                -         432,616
Stockholders' equity............................       366,797         169,309         (169,309)        366,797
                                                --------------   -------------   --------------  --------------
     Total liabilities and stockholders' equity.$      826,007   $     238,594   $     (169,309) $      895,292
                                                ==============   =============   ==============  ==============

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      Condensed Consolidating Statements of Operations


                                                             Three Months Ended March 31, 2003
                                             ------------------------------------------------------------------
                                                 Denbury                                            Denbury
                                                Resources                                          Resources
                                              Inc. (Parent       Guarantor                             Inc.
Amounts in thousands                           and Issuer)      Subsidiaries      Eliminations    Consolidated
                                             ---------------   --------------    --------------  --------------
Revenues.....................................$        57,285   $       29,147    $            -  $       86,432
Expenses.....................................         44,320           14,590                 -          58,910
                                             ---------------   --------------    --------------  --------------
Income before the following:                          12,965           14,557                 -          27,522
     Equity in net earnings of subsidiaries..          8,495               16            (8,495)             16
                                             ---------------   --------------    --------------  --------------
Income (loss) before income taxes and
   cumulative effect of a change in accounting
   principal.................................         21,460           14,573            (8,495)         27,538
Income tax provision.........................          4,376            4,709                 -           9,085
                                             ---------------   --------------    --------------  --------------
Net income before cumulative effect of a
   change in accounting principal............         17,084            9,864            (8,495)         18,453
Cumulative effect of a change in accounting
   principal, net of income taxes............          3,981           (1,369)                -           2,612
                                             ---------------   --------------    --------------  --------------
Net income (loss)............................$        21,065   $        8,495    $       (8,495) $       21,065
                                             ===============   ==============    ==============  ==============


                                                             Three Months Ended March 31, 2002
                                             ------------------------------------------------------------------
                                                 Denbury                                            Denbury
                                                Resources                                          Resources
                                              Inc. (Parent       Guarantor                             Inc.
Amounts in thousands                           and Issuer)      Subsidiaries     Eliminations     Consolidated
                                             ---------------   --------------   ---------------  --------------
Revenues.....................................$        45,333   $       10,114   $             -  $       55,447
Expenses.....................................         38,417           11,507                 -          49,924
                                             ---------------   --------------   ---------------  --------------
Income before the following:                           6,916           (1,393)                -           5,523
   Equity in net earnings of subsidiaries....           (892)               -               892               -
                                             ---------------   --------------   ---------------  --------------
Income before income taxes...................          6,024           (1,393)              892           5,523
Income tax provision (benefit)...............          1,478             (501)                -             977
                                             ---------------   --------------   ---------------  --------------
Net income (loss)............................$         4,546   $         (892)  $           892  $        4,546
                                             ===============   ==============   ===============  ==============

                             DENBURY RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     Condensed Consolidating Statements of Cash Flows


                                                             Three Months Ended March 31, 2003
                                             ------------------------------------------------------------------

                                                  Denbury                                           Denbury
                                              Resources Inc.                                       Resources
                                                (Parent and       Guarantor                           Inc.
Amounts in thousands                              Issuer)        Subsidiaries     Eliminations    Consolidated
                                             -----------------  --------------   --------------  --------------
Cash flow from operations....................$          20,288  $       15,221   $            -  $       35,509
Cash flow from investing activities..........           (3,701)        (14,438)               -         (18,139)
Cash flow from financing activities..........          119,860               -                -         119,860
                                             -----------------  --------------   --------------  --------------
Net increase (decrease) in cash flow.........          136,447             783                -         137,230
Cash, beginning of period....................           20,281           3,659                -          23,940
                                             -----------------  --------------   --------------  --------------
Cash, end of period..........................$         156,728  $        4,442   $            -  $      161,170
                                             =================  ==============   ==============  ==============


                                                              Three Months Ended March 31, 2002
                                             ------------------------------------------------------------------
                                                  Denbury                                            Denbury
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
                                             =================  ==============   ==============  ==============

                             DENBURY RESOURCES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     You should read the following in conjunction with our financial statements contained herein and our Form 10-K for the year ended December 31, 2002, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

     We are a growing independent oil and gas company engaged in acquisition, development and exploration activities in the U.S. Gulf Coast region. We are the largest oil and natural gas producer in Mississippi, hold key operating acreage onshore Louisiana and have a growing presence in the offshore Gulf of Mexico areas. Our goal is to increase the value of acquired properties through a combination of exploitation, drilling, and proven engineering extraction processes. Our corporate headquarters are in Dallas, Texas, and we have three primary field offices located in Houma and Covington, Louisiana, and Laurel, Mississippi.

Debt Refinancing

     In late March 2003, we issued $225 million of 7.5% Senior Subordinated Notes due 2013 to refinance our $200 million of existing 9% Senior Subordinated Notes due 2008. The subordinated debt was refinanced to take advantage of the currently attractive interest rates and to extend the maturity of our long-term debt an additional five years. We estimate that we will save approximately $2.6 million per year in interest expense as a result of this refinancing. The total cost of the refinancing was approximately $15.5 million, consisting of the debt issue discount, underwriters commission and other expenses totaling approximately $6.5 million, and a $9.0 million call premium to retire the old notes. The old notes were not retired until April 16, 2003, at the end of the required thirty day notice period to call the old notes. We estimate that we will have a pre-tax charge to earnings in the second quarter of 2003 of approximately $17.7 million from the early retirement of the old 9% notes, made up of the write-off of the call premium and the unamortized discount and debt issue costs. The proceeds from the new issue were ultimately used to retire the old notes in April 2003, although pending this use, the proceeds were used to temporarily repay a portion of our bank debt, with the balance invested in short-term securities.

CAPITAL RESOURCES AND LIQUIDITY

     During the first quarter of 2003, we spent $32.7 million on oil and natural gas exploration and development expenditures, $6.9 million on CO2 capital investments, and approximately $3.7 million on oil and natural gas property acquisitions, for total capital expenditures of approximately $43.3 million. In addition, during the first quarter we incurred approximately $6.5 million of costs for the subordinated debt refinancing (see "Debt Refinancing" above). We sold Laurel Field, effective as of January 31, 2003, for net cash proceeds of $26.2 million plus other additional consideration that included an interest in Atchafalaya Bay Field (where we already own an interest) and seismic over that area. Laurel Field had been acquired as part of the acquisition of properties from COHO in August 2002 and had approximately 7.4 MMBbls of proven reserves as of December 31, 2002. The $23.6 million of net total expenditures (including the debt refinancing costs) was funded by $35.5 million of cash flow from operations, with the excess used to fund other minor items and to reduce our net total debt (net of cash), by approximately $12.2 million. Adjusted cash flow from operations (a non-GAAP measure defined as cash flow from operations before the changes in assets and liabilities as discussed below under "Results of Operations-Operating Results")was $47.4 million, with the difference of $11.9 million primarily relating to an increase in oil and gas production receivables caused by the high natural gas prices in March 2003.

     At March 31, 2003, both our old and new subordinated notes were outstanding, totaling $425 million, plus $50 million of bank debt, for total outstanding debt of $475 million. However, we also had $161.2 million of cash, an increase of $137.2 million from our year-end cash balance, resulting in a $12.2 million reduction in net debt (net of cash) between December 31, 2002 and March 31, 2003. As of April 30, 2003, after retiring the old notes and payment of the call premium, we had $350 million of total debt, the same outstanding principal balance as at December 31, 2002 and consistent with the debt levels prior to the subordinated debt refinancing, after adjustment for the refinancing transaction costs.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our goal is to limit our leverage. We generally measure leverage by a debt-to-cash flow ratio, cash flow being defined as cash flow from operations. Our target is a debt-to-cash flow ratio of 2 to 1 or less, using a moderate price deck. In today's commodity price environment, we interpret that to be oil prices between $22.50 and $25.00 per Bbl and natural gas prices between $3.25 and $3.50 per Mcf. Based on these price assumptions, we anticipate reaching our targeted debt-to-cash flow ratio during 2003 if our total debt is reduced to $300 million. Since our last significant acquisition in the third quarter of 2002, we have used a portion of our cash flow from operations and proceeds from property sales to reduce our bank debt. We repaid approximately $25 million during the fourth quarter of 2002 and, had $15 million not been used to pay costs of our subordinated debt refinancing, that amount would have been used to reduce debt during the first four months of 2003. Even with the incremental debt from the refinancing, we expect to achieve our debt goal of $300 million during the latter half of 2003 through the application of excess cash flow from operations, assuming that commodity prices do not decrease substantially. We may also reduce debt with any cash received from the possible economic transfer of certain of our assets, such as the value of some of our industrial CO2 sales, to Genesis Energy, L.P. during 2003.

     Our bank borrowing base was recently reaffirmed at $220 million as part of an amendment to our credit agreement completed in early May. In addition, the amendment modified the hedging provisions to increase the amount of production we can hedge to a maximum of 85% of our forecasted production from our proved reserves for the current year, 70% of the forecasted production for the subsequent year, 55% of the forecasted production for the third year and 40% of the forecasted production for the fourth year. The amendment also permits us to borrow up to $20 million in a bond issue from a Mississippi governmental authority, resulting in the exemption or reduction of sales and ad valorem taxes on CO2 facilities we build in the next two years in Mississippi. We anticipate entering into such bond funding arrangements in May 2003. Any borrowings in this bond issue will be purchased by the banks in our credit facility, will be part of our outstanding borrowings under our credit line and will accrue interest and be repaid on the same basis as our bank line.

     We anticipate that our capital spending during 2003, excluding any possible acquisitions, will be equal to or less than our cash flow generated from operations, a goal we have met each year since 1999. Our 2003 budget remains unchanged at approximately $137.7 million, including approximately $7.7 million of projects carried over from 2002. Based on current projections, using futures prices in place as of the first part of May 2003, this spending level is expected to be as much as $50 million to $60 million below our forecasted cash flow. Initially, we plan to use any excess funds generated from operations to pay down debt or to fund, in whole or in part, possible acquisitions, although we may consider increasing our budget slightly if commodity prices remain high and it appears we can still reach our $300 million debt target by year-end. We review our capital expenditure budget every quarter and make adjustments as necessary to reflect changes in commodity prices and successes or failures in our drilling program. As a result, since 1999, we have been able to keep our capital spending (excluding acquisitions) at levels equal to or below our cash flow from operations.

     Although we have a significant inventory of development and exploration projects in-house, on a long-term basis we will need to make acquisitions in order to continue our growth and to replace our production. We are continuing to pursue small acquisitions that are near our CO2 pipeline in Western Mississippi and Southern Louisiana, plus individual fields in the Gulf of Mexico. Although we now control most of the fields along our CO2 pipeline, there are a few remaining smaller fields with potential that we do not control, plus we are continuing to acquire additional interests in the fields that we currently own. We have targeted the acquisition of offshore blocks, which generally consist of one or two fields, where we see additional potential based on our review of 3D seismic or other geologic and geophysical data. Although we are continuing to pursue acquisitions in our other core areas, including larger acquisitions, this activity is a lower priority for us in 2003 than has been the case historically, given our substantial inventory of projects in-house and our goal of reducing our debt level. Any acquisitions that we make will likely be funded with either our excess cash flow or bank debt.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commitments and Obligations

     Our obligations that are not currently recorded on our balance sheet are our operating leases, which primarily relate to our office space and minor equipment leases, and various obligations for development and exploratory expenditures arising from purchase agreements or other transactions common to our industry. In addition, in order to recover our undeveloped proved reserves, we must also fund the associated future development costs as forecasted in the proved reserve reports. Further, one of our subsidiaries, the general partner of Genesis Energy, L.P., has guaranteed the bank debt of Genesis (which as of March 31, 2003, consisted of $3.5 million of debt and $30.0 million in letters of credit, $9.7 million of which are for Denbury's benefit) and we have delivery obligations to deliver CO2 to our industrial customers. Our hedging obligations are discussed in Note 9 to the Consolidated Financial Statements. Neither the amounts nor the terms of these commitments or contingent obligations have changed significantly from the year-end 2002 amounts reflected in our Form 10-K filed in March 2003. The significant changes to our debt obligations, which are recorded on our balance sheet, are discussed above under "Debt Refinancing" and Capital Resources and Liquidity. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2002 Form 10-K for further information regarding our commitments and obligations.

RESULTS OF OPERATIONS

CO2 Operations

     During the first quarter, we completed an additional CO2 well, the IP 15-4 #1, which increased our CO2 production capabilities to approximately 175 MMcf/d, up from approximately 100 to 110 MMcf/d approximately one year ago. As of the end of April 2003, an additional CO2 well was near completion and is expected to commence production early in the third quarter with an anticipated daily volume capability of 30 to 40 MMcf/d. We also plan to upgrade our CO2 facilities in the third quarter, which coupled with the new wells, should increase our CO2 production capacity to around 210 to 220 MMcf/d. Since our CO2 wells have been performing better than anticipated, we do not plan to spud the third CO2 well scheduled in 2003 until very late in the year, or perhaps even early in 2004. Based on our inventory of potential tertiary recovery projects, we will need to drill additional CO2 wells in 2004 and beyond to further increase our CO2 production capacity to 350 MMcf/d in order to develop the oil fields along our CO2 pipeline as planned, or to potentially higher levels if we expand our tertiary operations to other parts of the region. Although we believe that our plans and projections are reasonable and achievable, there could be unforseen delays or problems in the future which could delay our overall tertiary development program. We believe that such delays, if any, should only be temporary. As of December 31, 2002, based on a report prepared by DeGolyer and MacNaughton, we estimate that we have approximately 1.6 trillion cubic feet of usable CO2 reserves.

     Our oil production from our CO2 tertiary recovery activities increased 12% over fourth quarter 2002 levels to 4,345 Bbls/d in the first quarter of 2003. This represented approximately 22% of our total corporate oil production during the quarter. While this is still a modest percentage of our total production, we expect tertiary oil production to be an ever increasing portion of our production (see further discussion of production below). We spent approximately $0.16 per Mcf to produce our CO2 during the first quarter of 2003, higher than the 2002 average of $0.13 per Mcf, primarily due to higher royalty expenses, as certain of our royalty payments increase if the price of oil increases beyond a certain threshold. Unless oil prices continue to increase, we expect our costs to produce CO2 to decline as our CO2 production increases. The higher cost per Mcf of CO2 caused a corresponding increase in the operating costs of our tertiary projects. For the first quarter, our operating costs for our tertiary properties averaged $10.76 per BOE, slightly higher than our 2002 average of $10.02 per BOE. Our tertiary recovery fields are expected to average between $9 and $10 per BOE in operating expenses over the life of the field, although the cost per BOE is usually higher at the beginning of each operation. This compares to a cost of around $5 per BOE for a more traditional oil property without secondary or tertiary operations.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

     Our operating results for the first quarter of 2003 were substantially better than results for the first quarter of the prior year due to the sharp increase in commodity prices, partially offset by higher overall expenses. During the first quarter of 2003, we implemented SFAS No. 143, "Accounting for Asset Retirement Obligations," as more fully discussed below under "Depletion, Depreciation and Amortization." The adoption of SFAS No. 143 is recorded as a cumulative effect adjustment of a change in accounting principle, net of income taxes, in our Consolidated Statements of Operations and is listed below on both a gross and per share basis.


                                                                Three Months Ended
                                                                    March 31,
--------------------------------------------------------    --------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                  2003          2002
--------------------------------------------------------    ------------  ------------
Income before cumulative effect of a change in
   accounting principle                                     $     18,453  $      4,546
Cumulative effect of a change in accounting principal,
   net of income tax expense of $1,600                             2,612             -
                                                            ------------  ------------
       Net income                                           $     21,065  $      4,546
--------------------------------------------------------    ------------  ------------
Net income per common share - basic:
   Income before cumulative effect of a change in
       accounting principle                                 $       0.34  $       0.09
   Cumulative effect of a change in accounting principle            0.05             -
                                                            ------------  ------------
       Net income per common share - basic                  $       0.39  $       0.09
--------------------------------------------------------    ------------  ------------
Net income per common share - diluted:
   Income before cumulative effect of a change in
       accounting principle                                 $       0.33  $       0.08
   Cumulative effect of a change in accounting principle            0.05             -
                                                            ------------  ------------
       Net income per common share - diluted:               $       0.38  $       0.08
--------------------------------------------------------    ------------  ------------
Adjusted cash flow from operations (see below)              $     47,366  $     28,524
Net change in assets and liabilities relating to operations      (11,857)      (16,492)
--------------------------------------------------------    ------------  ------------
   Cash flow from operations (1)                            $     35,509  $     12,032
--------------------------------------------------------    ------------  ------------

     (1) Net cash flow provided by operations as per the Consolidated Statements of Cash Flows.

     Adjusted cash flow from operations is a non-GAAP measure that represents cash flow provided by operations before the changes in assets and liabilities, as summarized from our Consolidated Statements of Cash Flows. In our discussion of cash flow from operations herein, we have elected to discuss the two primary components of cash flow provided by operations. Adjusted cash flow from operations measures the cash flow earned or incurred from operating activities without regard to the collection or payment of associated receivables or payables. We believe that this is important to consider separately, as we believe it can often be a better way to discuss changes in operating trends in our business caused by changes in production, prices, operating costs, and so forth, without regard to whether the earned or incurred item was collected or paid during that period. We also use this measure because the collection of our receivables or payment of our obligations generally have not been a significant issue for our business, but merely a timing issue from one period to the next, with fluctuations generally caused by significant changes in commodity prices or significant changes in drilling activity, as we have very few uncollectible receivables and timely pay all of our obligations.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The net change in assets and liabilities relating to operations is also important as it does require or provide additional cash for use in our business; however, we prefer to discuss its effect separately. For instance, as noted above, during the first quarter of 2003 we used approximately $11.9 million of cash to fund a net increase in working capital. This was primarily caused by an increase in our accrued production receivables during March caused by the unusually high natural gas price, with natural gas index prices in the $9.28 per MMBtu range. We received payment for substantially all of this natural gas during April 2003. Similarly, we used a significant amount of cash flow from operations in the first quarter of 2002 to fund a $16.5 million increase in working capital, primarily relating to a significant reduction of our payables and accrued liabilities in early 2002 following a high level of drilling and exploitation activity late in 2001. While both are components of the GAAP measure, we believe that it makes sense to discuss them independently.

     Certain of our operating results and statistics for the comparative first quarters of 2003 and 2002 are included in the following table.

                                                                             Three Months Ended
                                                                                  March 31,
-----------------------------------------------------------------    -----------------------------------
                                                                           2003              2002
-----------------------------------------------------------------    ----------------  -----------------
AVERAGE DAILY PRODUCTION VOLUME
     Bbls                                                                      19,565             17,740
     Mcf                                                                       99,170            105,726
     BOE(1)                                                                    36,093             35,361

OPERATING REVENUES AND EXPENSES (THOUSANDS)
     Oil sales                                                       $         52,213  $          27,833
     Natural gas sales                                                         59,511             23,077
     Gain (loss) on settlements of derivative contracts                       (27,685)             2,636
                                                                     ----------------  -----------------
         Total oil and natural gas revenues                          $         84,039  $          53,546
                                                                     ----------------  -----------------

     Lease operating expenses                                        $         22,402  $          15,428
     Production taxes and marketing expenses                                    3,896              2,614
                                                                     ----------------  -----------------
         Total production expenses                                   $         26,298  $          18,042
                                                                     ----------------  -----------------

     CO2 sales to industrial customers                               $          2,189  $           1,490
     CO2 operating expenses                                                       317                167
                                                                     ----------------  -----------------
         CO2 operating margin                                        $          1,872  $           1,323
                                                                     ----------------  -----------------


UNIT PRICES-INCLUDING IMPACT OF HEDGES
     Oil price per barrel ("Bbl")                                    $          24.69  $           17.72
     Gas price per thousand cubic feet ("Mcf")                                   4.54               2.65

UNIT PRICES-EXCLUDING IMPACT OF HEDGES
     Oil price per Bbl                                               $          29.65  $           17.43
     Gas price per Mcf                                                           6.67               2.43

OIL AND GAS OPERATING REVENUES AND EXPENSES PER BOE (1):
     Oil and natural gas revenues                                    $          34.40  $           15.99
                                                                     ----------------  -----------------

     Oil and gas lease operating expenses                            $           6.90  $            4.85
     Oil and gas production taxes and marketing expenses                         1.20               0.82
                                                                     ----------------  -----------------
         Total oil and gas production expenses                       $           8.10  $            5.67
-----------------------------------------------------------------    ----------------  -----------------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     PRODUCTION: Production by area for each of the quarters of 2002 and the first quarter of 2003 is listed in the following table.

                                                       Average Daily Production (BOE/d)
                                     --------------------------------------------------------------------
                                        First        Second       Third         Fourth          First
                                       Quarter      Quarter      Quarter        Quarter        Quarter
Operating Area                          2002          2002         2002          2002           2003
---------------------------------    -----------  ------------ ------------  -------------  -------------
Mississippi - non-CO2 floods              12,423        12,124       13,232         15,703         14,537
Mississippi - CO2 floods                   3,839         4,278        3,895          3,863          4,345
Onshore Louisiana                          8,405         7,717        8,224          7,859          8,509
Offshore Gulf of Mexico                   10,550        11,229        9,863          8,287          8,544
Other                                        144           178          292            182            158
                                     -----------  ------------ ------------  -------------  -------------
    Total Company                         35,361        35,526       35,506         35,894         36,093
---------------------------------    -----------  ------------ ------------  -------------  -------------

     During the first quarter of 2003, we sold Laurel Field, a Mississippi non-CO2 flood property that has averaged between 1,500 and 1,700 BOE/d since we acquired it in August 2002. The field was sold effective January 31, 2003, lowering our first quarter 2003 oil production, as compared to the fourth quarter of 2002, by approximately 1,100 BOE/d. Our first quarter of 2003 production was also negatively affected by mechanical failures in two of our onshore Louisiana natural gas wells, reducing production by approximately 500 BOE/d. However, the production increases from our tertiary recovery projects and other onshore Louisiana projects more than offset these production decreases, resulting in a slight increase in overall production in the first quarter of 2003 when compared to fourth quarter of 2002 production. As of May 12, 2003, the two well failures discussed above had been repaired and production was gradually increasing, with current production at about 75% of their previous production levels.

     When comparing production in the first quarters of 2002 and 2003, the COHO acquisition in August of 2002 (Mississippi - non-CO2 flood properties) was the single biggest source of production growth, adding 2,773 BOE/d to the first quarter of 2003 average production rate. We also benefitted from a 506 BOE/d (13%) increase in our tertiary recovery projects when comparing the respective first quarters. Partially offsetting these increases were general production declines from normal depletion in the Mississippi - non-CO2 flood properties and our offshore properties. The net result was a 2% increase in overall production in the first quarter of 2003 as compared to the first quarter of 2002.

     With regard to specific fields, production at Heidelberg Field, a Mississippi non-CO2 flood property and our single largest field, decreased from 7,702 BOE/d in the first quarter of 2002 to 7,441 BOE/d in the first quarter of 2003, as part of a general decline in production since that field's peak in 2001. However, first quarter of 2003 production was up slightly from the fourth quarter of 2002 average of 7,290 BOE/d as a result of incremental natural gas production from three wells drilled at Heidelberg during the fourth quarter of 2002. As previously discussed, production from our tertiary recovery projects increased in the first quarter of 2003, with most of this increase coming from Mallalieu Field. The oil production increases correlate with the higher volumes of CO2 injected during the last few months following the increase in our CO2 production capabilities. Oil production has continued to gradually increase, at least through April, at both of the primary tertiary recovery projects, Little Creek and Mallalieu Fields, and is expected to continue, although there may be fluctuations from period to period. CO2 injection is not expected to commence at McComb Field, a new project started this year, until the fourth quarter of 2003, with initial oil production response expected six to twelve months later.

     Production from our onshore Louisiana area increased slightly in the first quarter of 2003 as compared to production in the prior year first quarter, and increased more significantly when compared to production in the fourth quarter of 2002. This

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increase was in spite of mechanical well problems on two Louisiana natural gas wells which lowered overall onshore Louisiana production by approximately 500 BOE/d. The production at Lirette Field accounted for most of the increased production onshore Louisiana, as production during the first quarter of 2003 averaged 2,097 BOE/d (mostly natural gas), as compared to 1,358 BOE/d in the fourth quarter of 2002 and 1,645 BOE/d in the first quarter of 2002. This increase was primarily due to a successful recompletion, in late December 2002, of the Laterre #29 well. The most significant production declines in this area have come from Thornwell Field, as most of this production is short-lived natural gas production. Production at Thornwell Field averaged 3,138 BOE/d (mostly natural gas) during the first quarter of 2003, down from 4,399 BOE/d during the first quarter of 2002. Production at Thornwell fluctuates with drilling activity, and during the first quarter of 2003 the only well we drilled was a dry hole, our first dry hole in this field. We are continuing development and exploration activities at Thornwell Field in 2003, although at a lower level than in 2002.

     Production offshore generally declined during the latter half of 2002 due to the minimal activity level there in 2002. The two exploratory wells drilled offshore during late 2002 at North Padre Island were successful, but require a production facility before they can be produced, with production expected to commence early in the fourth quarter of 2003. Two other wells have been drilled offshore during the first quarter of 2003, but these were both dry. Similar to Thornwell Field onshore Louisiana, our production offshore is relatively short-lived, and without continued activity production will gradually decrease from normal depletion. We plan to drill up to nine additional wells offshore during 2003, as well as other development work such as workovers and recompletions, and expect production to generally increase from first quarter levels throughout the year.

     Our production for the first quarter of 2003 was weighted slightly towards oil (54%) primarily due to the mechanical problems with two onshore Louisiana natural gas wells discussed above. Although there will be fluctuations from period to period, we generally expect our production to remain close to a 50/50 mix throughout 2003, unless we make any acquisitions that are predominately oil or predominantly natural gas.

     OIL AND NATURAL GAS REVENUES: Oil and natural gas revenues, net of hedge receipts and payments, for the first quarter of 2003 increased $30.5 million, or 57%, from the comparable quarter of 2002, and also increased when comparing the first quarter of 2003 with the fourth quarter of 2002. The increase in oil and natural gas revenues when comparing the two first quarters is primarily due to the increase in commodity prices, which increased revenues by $59.8 million, or 112%, from levels in the prior year quarter. This increase was supplemented by an increase in production volumes, which increased revenues by $1.0 million, or 2%. These increases were partially offset by significant losses on the settlements of derivative contracts which reduced revenues by $30.3 million, or 57% of the revenues increase when comparing the two first quarters.

     Our realized natural gas prices (excluding hedges) for the first quarter of 2003 averaged $6.67 per Mcf, a 174% increase from the average of $2.43 per Mcf realized during the first quarter of 2002, and our realized oil prices (excluding hedges) for the first quarter of 2003 averaged $29.65 per Bbl, a 70% increase from the $17.43 per Bbl average realized in the first quarter of 2002. We paid out a portion of our increase in revenues due to commodity prices with the payment of $27.7 million on our hedges in the first quarter of 2003, as compared to collections of $2.6 million on our commodity hedges in the first quarter of 2002, reducing our average realized natural gas price to $4.54 per Mcf and our average realized oil price to $24.69 per Bbl in the first quarter of 2003. On a weighted average price per BOE received net to us, prices were $18.41 per BOE higher (excluding hedges) in the first quarter of 2003 than in the comparable period of 2002. However, we paid out approximately $8.52 per BOE on our oil and natural gas hedges in the current quarter, as compared to cash receipts of $0.83 per BOE in the prior year quarter, leaving a net realized price increase of approximately $9.06 per BOE.

     PRODUCTION EXPENSES: Lease operating expenses increased from $4.85 per BOE in the first quarter of 2002 to $6.90 per BOE in the first quarter of 2003, which was also higher than our fourth quarter 2002 average of $6.34 per BOE. The cost of the two workovers relating to mechanical failures at two onshore Louisiana gas wells discussed above, totaling approximately $850,000, was the biggest source of the increase, although continued high expenses on the properties acquired from COHO,

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

continued expansion of CO2 tertiary projects (which typically have a higher than average cost per BOE), along with higher lease fuel costs caused by the high natural gas prices, also contributed to the higher than historical level of operating costs. We expect to incur between $1.8 million and $2.0 million of additional expense in the second quarter of 2003 on the two aforementioned workovers, which were not completed until late April. We anticipate that our lease operating expenses on a per BOE basis will decrease later this year, assuming a return to normal operating parameters.

     Production taxes and marketing expenses also increased from $0.82 per BOE in the first quarter of 2002 to $1.20 per BOE in the first quarter of 2003, primarily due to the higher commodity prices.

                       General and Administrative Expenses

     General and administrative ("G&A") expenses increased 16% on a per BOE basis between the respective first quarters as set forth below:

                                                                 Three Months Ended
                                                                     March 31,
---------------------------------------------------  ------------------------------------------
                                                            2003                   2002
---------------------------------------------------  -------------------    -------------------
NET G&A EXPENSE (THOUSANDS)
     Gross G&A expenses                              $            11,433    $             9,509
     State franchise taxes                                           363                    367
     Operator overhead charges                                    (6,515)                (5,203)
     Capitalized exploration costs                                (1,490)                (1,457)
                                                     -------------------    -------------------
         Net G&A expense                             $             3,791    $             3,216
                                                     -------------------    -------------------

Average G&A cost per BOE                             $              1.17    $              1.01

Employees as of March 31                                             360                    324
---------------------------------------------------  -------------------    -------------------

     Gross G&A expenses increased $1.9 million, or 20%, between the first quarters of 2002 and 2003. The largest components of this increase relate to expenses associated with the recent sale of stock by the Texas Pacific Group, higher year-end expenses than in the prior year for engineering fees and audit fees, and an overall increase in personnel and associated expenses. The increase in gross G&A is offset in part by an increase in operator overhead recovery charges and capitalized exploration costs in the first quarter of 2003. Our well operating agreements allow us, when we are the operator, to charge a well with a specified overhead rate during the drilling phase and also charge a monthly fixed overhead rate for each producing well. As a result of the additional operated wells from our recent acquisitions and drilling activity during the past year, the amount we recovered as operator overhead charges increased by 25% between the respective first quarters of 2002 and 2003. Capitalized exploration costs increased slightly between the comparable periods in 2002 and 2003, along with the increase in gross G&A expenses. The net effect of the increase in gross G&A expenses, operator overhead charges and capitalized exploration costs was an 18% increase in net G&A expense between the respective first quarters. On a per BOE basis, G&A costs increased 16% in the first quarter of 2003 as compared to the first quarter of 2002, as the production increase was not proportional to the cost increase.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Interest and Financing Expenses

                                                              Three Months Ended
                                                                   March 31,
----------------------------------------------------   ---------------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS                2003              2002
----------------------------------------------------   --------------    ---------------
Interest expense                                       $        6,461    $         6,654
Non-cash interest expense                                        (503)              (650)
                                                       --------------    ---------------
Cash interest expense                                           5,958              6,004
Interest and other income                                        (204)              (411)
                                                       --------------    ---------------
       Net cash interest expense                       $        5,754    $         5,593
                                                       --------------    ---------------

Average net cash interest expense per BOE              $         1.77    $          1.76

Average interest rate (1)                                         6.8%               7.0%

Average debt outstanding                               $      351,556    $       342,409
----------------------------------------------------   --------------    ---------------

(1) Includes commitment fees but excludes amortization of debt issue costs.

     Interest expense for the first quarter of 2003 decreased from levels in the comparable prior year period primarily due to (i) lower overall interest rates, as our average outstanding debt balance increased slightly, and (ii) reduced debt issue cost amortization resulting from the complete amortization of costs associated with the original maturity of our bank credit line in December 2002. Our net cash interest expense increased slightly between periods as our interest and other income decreased in the first quarter of 2003. We expect interest expense to further decrease in 2003 as a result of the refinancing of our subordinated debt (see "Debt Refinancing" above), which is expected to save approximately $2.6 million per year in interest expense. This decrease will not be fully recognized until the third quarter of 2003, as the old subordinated debt was not retired until April 16, 2003.

                    Depletion, Depreciation and Amortization

                                                             Three Months Ended
                                                                 March 31,
------------------------------------------------------  ----------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS                2003            2002
------------------------------------------------------  -------------    -----------
Depletion and depreciation                              $      21,979    $    21,216
Depreciation of CO2 assets                                        438            527
Site restoration provision                                          -            774
Accretion of discount on asset retirement obligations             820              -
Depreciation of other fixed assets                                316            409
                                                        -------------    -----------
    Total DD&A                                          $      23,553    $    22,926
                                                        -------------    -----------
DD&A per BOE:
    Oil and natural gas properties                      $        7.02    $      6.91
    CO2 assets and other fixed assets                            0.23           0.29
                                                        -------------    -----------
        Total DD&A cost per BOE                         $        7.25    $      7.20
------------------------------------------------------  -------------    -----------

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In total, our depletion, depreciation and amortization ("DD&A") rate on a per BOE basis was almost the same in the first quarters of 2003 and 2002, and similar to the average rate per BOE during 2002, as there were no significant changes in reserves during the first quarter of 2003.

     Effective January 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk-free interest rate, and that the corresponding amount be capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, the difference is recorded to the full cost pool, unless significant. The adoption of this statement resulted in a $2.6 million benefit to net income and was recorded as a cumulative effect of a change in accounting principle in our Consolidated Statements of Operations. As part of the adoption, we ceased accruing for site reclamation costs, as had been our practice in the past, and recorded a $41.0 million liability representing the estimated present value of our retirement obligations, with a $34.4 million increase to oil and natural gas properties. On an undiscounted basis, we estimate that our retirement obligations will be $81.8 million, with an estimated salvage value of $43.3 million, also on an undiscounted basis. DD&A was calculated on the increase to oil and natural gas properties, net of estimated salvage value, and the liability was accreted during the quarter by $820,000.

                                                      Income Taxes


                                                                         Three Months Ended
                                                                             March 31,
-----------------------------------------------------------------  ------------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS AND TAX RATES              2003            2002
------------------------------------------------------------------  --------------  --------------
Income tax provision

   Current income tax expense (benefit)                            $        2,730  $         (481)
   Deferred income tax expense                                              6,355           1,458
                                                                   --------------  --------------
        Total income tax expense                                   $        9,085  $          977
                                                                   --------------  --------------

Average income tax expense per BOE                                 $         2.80  $         0.31

Effective tax rate                                                          33.0%            17.7%
-----------------------------------------------------------------  --------------  --------------

     Our income tax provision for the first quarter of 2002 was based on an estimated effective tax rate of 37%, although we increased this effective rate to 38% during 2002. The net effective tax rate was lower than the statutory rates, primarily due to the recognition of enhanced oil recovery credits which lowered our overall tax expense. During 2002, we utilized alternative minimum tax loss carryfowards, virtually eliminating our current tax expense. The current income tax credit in the first quarter of 2002 was the result of a tax law change that allowed us to offset 100% of our 2001 alternative minimum taxes with our alternative minimum tax net operating loss carryforwards. Prior to the law change, we were able to offset only 90% of our alternative minimum taxes with these carryforwards. This change resulted in a reclassification of tax expense between current and deferred taxes and did not impact our overall effective tax rate. As of January 1, 2003, we had utilized virtually all of the alternative minimum tax carryfowards and thus recognized current income tax expense for the projected alternative minimum taxes that are expected to be incurred during 2003.

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

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                 Three Months Ended
                                                                     March 31,
                                                            ----------------------------
Per BOE Data                                                    2003            2002
--------------------------------------------------------    ------------    ------------
 Revenues                                                   $    34.40      $    15.99
 Gain (loss) on settlements of derivative contracts              (8.52)           0.83
 Lease operating expenses                                        (6.90)          (4.85)
 Production taxes and marketing expenses                         (1.20)          (0.82)
--------------------------------------------------------    ------------    ------------
      Production netback                                         17.78           11.15
 CO2 operating margin                                             0.58            0.42
 General and administrative expenses                             (1.17)          (1.01)
 Net cash interest expense                                       (1.77)          (1.76)
 Current income taxes and other                                  (0.83)           0.16
 Changes in assets and liabilities                               (3.66)          (5.18)
--------------------------------------------------------    ------------    ------------
      Cash flow from operations                                  10.93            3.78
 DD&A                                                            (7.25)          (7.20)
 Deferred income taxes                                           (1.96)          (0.46)
 Amortization of derivative contracts and other non-cash
     hedging adjustments                                          0.46            0.34
 Cumulative effect of a change in accounting principle            0.80               -
 Changes in assets and liabilities and other non-cash items       3.50            4.97
--------------------------------------------------------    ------------    ------------
    Net income                                              $     6.48      $     1.43
--------------------------------------------------------    ------------    ------------

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


                                                           Expected Maturity Dates
---------------------------------------- ------------------------------------------------   -----------    -----------
                                                                                             Carrying         Fair
Amounts in Thousands                      2003-2005     2006         2007        2008          Value          Value
---------------------------------------- ----------- ----------- ------------ -----------   -----------    -----------
Variable rate debt:
     Bank debt..........................  $      -   $  50,000   $      -     $      -      $  50,000      $  50,000

          The weighted-average interest rate on the bank debt at March 31, 2003 is 3.21%.

Fixed rate debt:
     9% subordinated debt, net of
        discount........................ $ 195,136   $       -   $      -     $      -      $ 195,136      $ 209,000
     7.5% subordinated debt, net of
        discount, due 2013.............. $       -   $       -   $      -     $      -      $ 223,057      $ 223,057
          The interest rate on the subordinated debt is an average fixed rate of 8.2%.  The 9% notes were retired on April 16, 2003.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We enter into various financial contracts to hedge our exposure to commodity price risk associated with anticipated future oil and natural gas production. We do not hold or issue derivative financial instruments for trading purposes. These contracts have historically consisted of price floors, collars and fixed price swaps. We generally attempt to hedge between 50% and 75% of our anticipated production each year to provide us with a reasonably certain amount of cash flow to cover most of our budgeted exploration and development expenditures without incurring significant debt. When we make an acquisition, we attempt to hedge a large percentage, up to 100%, of the forecasted production for the subsequent one to three years following the acquisition in order to help provide us with a minimum return on our investment. Our recent hedging activity has been predominately with collars, although for the recent COHO acquisition, we also used swaps in order to lock in the prices used in our economic forecasts. All of the mark-to-market valuations used for our financial derivatives are provided by external sources and are based on prices that are actively quoted. We manage and control market and counterparty credit risk through established internal control procedures which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification.

     At March 31, 2003, our derivative contracts were recorded at their fair value, which was a net liability of approximately $49.7 million, an increase of approximately $14.1 million from the $35.6 million fair value liability recorded as of December 31, 2002. This change is the result of (i) a decrease in the fair market value of our hedges due to an increase in oil and natural gas commodity prices between December 31, 2002 and March 31, 2003, and (ii) the expiration of certain derivative contracts during 2003 for which we recorded amortization expense of $294,000. Information regarding our current hedging positions is included in Note 9 to the Consolidated Financial Statements.

     Based on NYMEX natural gas futures prices at March 31, 2003, we would expect to make future cash payments of $29.9 million on our natural gas commodity hedges. If natural gas futures prices were to decline by 10%, the amount we would expect to pay under our natural gas commodity hedges would decrease to $14.1 million, and if futures prices were to increase by 10% we would expect to pay $51.0 million. Based on NYMEX crude oil futures prices at March 31, 2003, we would expect to pay $12.1 million on our crude oil commodity hedges. If crude oil futures prices were to decline by 10%, we would expect to receive $1.8 million, and if crude oil futures prices were to increase by 10%, we would expect to pay $27.7 million under our crude oil commodity hedges.

                          Critical Accounting Policies

     For a discussion of our critical accounting policies, which are related to property, plant and equipment, depletion and depreciation, oil and natural gas reserves and hedging activities, and which remain unchanged, see our annual report on Form 10-K for the year ended December 31, 2002.

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

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

     We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

     Subsequent to their evaluation, there were no significant changes in internal controls that could significantly affect such controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K DURING THE FIRST QUARTER OF 2003
--------------------------------------------------------------------------

     EXHIBITS:
     --------

     4(a) Indenture  for $225 million of 7-1/2%  Senior  Subordinated  Notes Due
          2013 among Denbury Resources Inc., certain of its subsidiaries and JPMorgan Chase Bank as trustee, dated March 25, 2003 (incorporated by reference from Exhibit 4(a) to the Registration Statement on Form S-4 filed with the SEC on May 14, 2003).

     4(b) Registration Rights Agreement dated March 25, 2003 pertaining to $225 million of 7-1/2% Senior Subordinated Notes Due 2013 (incorporated by reference from Exhibit 4(b) to the Registration Statement on Form S-4 filed with the SEC on May 14, 2003).

     10*  First Amendment to Third Amended and Restated Credit Agreement.

     15* Letter from Independent Accountants as to unaudited interim financial information.

     99* Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Filed herewith.

     REPORTS ON FORM 8-K:
     --------------------

     On March 11, 2003, we announced that Denbury and TPG entered into an underwriting agreement, pursuant to which TPG would sell 2.5 million shares of Denbury's common stock. Additionally, TPG has granted to the underwriter a 30-day option to purchase up to an additional 375,000 shares to cover over-allotments, if any. Denbury did not receive any proceeds from this transaction.

     On March 17, 2003, we announced that Denbury intends to offer $200 million of Senior Subordinated Notes due 2013 in a Private Rule 144A offering and, conditioned upon the closing of such offering, to call for redemption $125 million aggregate principal amount of our 9% Senior Subordinated Notes due 2008 and $75 million aggregate principal amount of our 9% Series B Senior Subordinated Notes due 2008.

     On March 19, 2003, we announced that we had priced our private offering of $225 million of Senior Subordinated Notes due 2013, which will carry a coupon interest rate of 7.5%. We also announced that we expect to close the sale of the Notes on March 25, 2003, subject to the satisfaction of customary closing conditions.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DENBURY RESOURCES INC.
                                                (REGISTRANT)




                                 By:          /s/ Phil Rykhoek
                                 -----------------------------------------------
                                              /s/ Phil Rykhoek
                                 Sr. Vice President and Chief Financial Officer



                                 By:          /s/ Mark C. Allen
                                 -----------------------------------------------
                                              /s/ Mark C. Allen
                                   Vice President and Chief Accounting Officer


Date: May 14, 2003

                                 CERTIFICATIONS

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


May 14, 2003                                     /s/ Gareth Roberts
                                           -------------------------------------
                                                     Gareth Roberts
                                           President and Chief Executive Officer

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


May 14, 2003                              /s/ Phil Rykhoek
                                 -----------------------------------------------
                                              Phil Rykhoek
                                 Sr. Vice President and Chief Financial Officer