Form 10-Q
period 2003-09-30
DENBURY RESOURCES INC
filed 2003-11-12
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                        --------------------------------

(Mark One)
    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X      No__

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X      No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at October 31, 2003
                -----                            -------------------------------
     Common Stock, $.001 par value                         54,065,660

                             DENBURY RESOURCES INC.

                                      INDEX

                                                                                               Page
Part I.  Financial Information                                                                 ----
------------------------------
     Item 1. Financial Statements

         Independent Accountants' Report                                                          3

         Unaudited Condensed Consolidated Balance Sheets at September 30, 2003
               and December 31, 2002                                                              4

         Unaudited Condensed Consolidated Statements of Operations for the
               Three and Nine Months Ended September 30, 2003 and 2002                            5

         Unaudited Condensed Consolidated Statements of Cash Flows for the
               Three and Nine Months Ended September 30, 2003 and 2002                            6

         Unaudited Condensed Consolidated Statements of Comprehensive Income for
               the Three and Nine Months Ended September 30, 2003 and 2002                        7

         Notes to Unaudited Condensed Consolidated Financial Statements                           8-18

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                         19-33

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         34

     Item 4.  Controls and Procedures                                                            34

 Part II.  Other Information
 ---------------------------
     Items 1-5.  Not Applicable

     Item 6.  Exhibits and Reports on Form 8-K                                                   34

     Signatures                                                                                  35

                          Part I. Financial Information



Item 1.  Financial Statements
-----------------------------

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of Denbury Resources Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Denbury Resources Inc. and subsidiaries (the "Company") as of September 30, 2003, and the related condensed consolidated statements of operations, cash flows, and comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Deloitte & Touche LLP


Dallas, Texas
November 12, 2003

                                              DENBURY RESOURCES INC.
                                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Amounts in thousands except share amounts)



                                                                                  September 30,      December 31,
                                                                                       2003              2002
                                                                                 ----------------   ---------------

                                                Assets
Current assets
   Cash and cash equivalents                                                      $     28,108        $    23,940
   Accrued production receivable                                                        32,027             34,458
   Related party accrued production receivable - Genesis                                 4,247              3,334
   Trade and other receivables                                                          16,668             16,846
   Deferred tax asset                                                                   16,090             49,886
                                                                                  ------------        -----------
        Total current assets                                                            97,140            128,464
                                                                                  ------------        -----------

Property and equipment
   Oil and natural gas properties (using full cost accounting)
        Proved                                                                       1,364,366          1,245,896
        Unevaluated                                                                     50,227             45,736
   CO2 properties and equipment                                                         78,600             62,370
   Less accumulated depletion and depreciation                                        (671,881)          (609,917)
                                                                                  ------------        -----------
        Net property and equipment                                                     821,312            744,085
                                                                                  ------------        -----------

Investment in Genesis                                                                    2,202              2,224
Other assets                                                                            21,904             20,519
                                                                                  ------------        -----------

        Total assets                                                              $    942,558        $   895,292
                                                                                  ============        ===========

                                 Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued liabilities                                       $     52,365        $    49,281
   Oil and gas production payable                                                       19,508             17,309
   Derivative liabilities                                                               27,606             29,289
                                                                                  ------------        -----------
        Total current liabilities                                                       99,479             95,879
                                                                                  ------------        -----------

Long-term liabilities
   Long-term debt                                                                      327,154            344,889
   Asset retirement liabilities                                                         39,049              6,845
   Derivative liabilities                                                                7,849              6,281
   Deferred tax liability                                                               56,108             71,663
   Other                                                                                 2,533              2,938
                                                                                  ------------        -----------
        Total long-term liabilities                                                    432,693            432,616
                                                                                  ------------        -----------

Stockholders' equity
   Preferred stock, $.001 par value, 25,000,000 shares authorized; none
      issued and outstanding                                                                 -                  -
   Common stock, $.001 par value, 100,000,000 shares authorized;
      54,047,640 and 53,539,329 shares issued and outstanding at September
      30, 2003 and December 31, 2002, respectively                                          54                 54
   Paid-in capital in excess of par                                                    400,423            395,906
   Retained earnings (accumulated deficit)                                              31,446             (9,875)
   Accumulated other comprehensive loss                                                (21,512)           (19,288)
   Treasury stock, at cost, 1,987 shares at September 30, 2003                             (25)                 -
                                                                                  ------------        -----------
        Total stockholders' equity                                                     410,386            366,797
                                                                                  ------------        -----------

        Total liabilities and stockholders' equity                                $    942,558        $   895,292
                                                                                  ============        ===========

                (See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

                                             DENBURY RESOURCES INC.
                            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Amounts in thousands except per share amounts)



                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                        ---------------------------    -------------------------
                                                              2003        2002               2003        2002
                                                        ------------- -------------    ------------ ------------
Revenues
   Oil, natural gas and related product sales
      Unrelated parties                                 $      78,333 $      64,722    $    261,219 $    183,232
      Related party - Genesis                                  10,463         7,431          34,053       10,945
   CO2 sales                                                    2,238         2,182           6,872        5,568
   Gain (loss) on settlements of derivative contracts         (12,031)         (218)        (53,072)       2,430
   Interest and other income                                      412           407             963        1,229
                                                        ------------- -------------    ------------ ------------
           Total revenues                                      79,415        74,524         250,035      203,404
                                                        ------------- -------------    ------------ ------------

Expenses
   Lease operating expenses                                    22,400        17,714          67,850       50,266
   Production taxes and marketing expenses                      3,761         2,969          11,124        8,880
   CO2 operating expenses                                         602           431           1,453          960
   General and administrative expenses                          3,445         3,034          10,612        9,544
   Interest                                                     5,358         6,860          18,046       20,086
   Loss on early retirement of debt                                 -             -          17,629            -
   Depletion and depreciation                                  22,566        23,031          69,249       70,162
   Amortization of derivative contracts and other
       non-cash hedging adjustments                            (1,441)       (1,133)         (3,702)      (3,226)
                                                        ------------- -------------    ------------ ------------
           Total expenses                                      56,691        52,906         192,261      156,672
                                                        ------------- -------------    ------------ ------------
Equity in net income (loss) of Genesis                            (25)            2              26           22
                                                        ------------- -------------    ------------ ------------
Income before income taxes                                     22,699        21,620          57,800       46,754

Income tax provision (benefit)
   Current income taxes                                        (1,514)           20             123         (428)
   Deferred income taxes                                        9,064         8,141          18,946       15,679
                                                        ------------- -------------    ------------ ------------
Income before cumulative effect of change in
   accounting principle                                        15,149        13,459          38,731       31,503

Cumulative effect of change in accounting
   principle, net of income taxes of $1,600                         -             -           2,612            -
                                                        ------------- -------------    ------------ ------------
Net income                                              $      15,149 $      13,459    $     41,343 $     31,503
                                                        ============= =============    ============ ============

Net income per common share - basic
   Income before cumulative effect of change in
      accounting principle                              $        0.28 $        0.25    $       0.72 $       0.59
   Cumulative effect of change in accounting principle              -             -            0.05            -
                                                        ------------- -------------    ------------ ------------
   Net income per common share - basic                  $        0.28 $        0.25    $       0.77 $       0.59
                                                        ============= =============    ============ ============

Net income per common share - diluted
   Income before cumulative effect of change in
      accounting principle                              $        0.27 $        0.25    $       0.70 $       0.58
   Cumulative effect of change in accounting principle              -             -            0.05            -
                                                        ------------- -------------    ------------ ------------
   Net income per common share - diluted                $        0.27 $        0.25    $       0.75 $       0.58
                                                        ============= =============    ============ ============


Weighted average common shares outstanding:
   Basic                                                       54,014        53,354          53,824       53,170
   Diluted                                                     55,718        54,562          55,375       54,193

                (See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

                                               DENBURY RESOURCES INC.
                              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Amounts in thousands)


                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                            ---------------------------  --------------------------
                                                                 2003           2002          2003          2002
                                                            -------------  ------------  ------------   -----------
Cash flow from operating activities:
   Net income                                               $      15,149  $     13,459  $     41,343   $    31,503
   Adjustments needed to reconcile to net cash flow
      provided by operations:
       Depreciation, depletion and amortization                    22,566        23,031        69,249        70,162
       Amortization of derivative contracts and other
       non-cash hedging adjustments                                (1,441)       (1,133)       (3,702)       (3,226)
       Deferred income taxes                                        9,064         8,141        18,946        15,679
       Loss on early retirement of debt                                 -             -        17,629             -
       Amortization of debt issue costs and other                     273           679         1,113         2,006
       Cumulative effect of change in accounting principle              -             -        (2,612)            -
   Changes in assets and liabilities:
       Accrued production receivable                                3,891        (3,019)        1,518        (9,085)
       Trade and other receivables                                  3,322         1,960           178        20,576
       Other assets                                                     1           572             6         8,198
       Accounts payable and accrued liabilities                      (995)           34         1,219       (33,233)
       Oil and gas production payable                              (1,540)        1,058         2,199         1,020
       Other liabilities                                             (501)         (403)       (1,246)         (617)
                                                            -------------  ------------  ------------   -----------

Net cash provided by operations                                    49,789        44,379       145,840       102,983
                                                            -------------  ------------  ------------   -----------

Cash flow used for investing activities:
    Oil and natural gas expenditures                              (37,397)      (26,444)     (108,106)      (76,094)
    Acquisitions of oil and gas properties                         (1,854)      (50,974)      (11,478)      (53,242)
    Investment in Genesis                                               -          (129)            -        (2,169)
    Acquisitions of CO2 assets and capital expenditures            (2,635)       (5,459)      (16,008)      (11,393)
    Proceeds from oil and gas property sales                        1,174             -        29,328         4,552
    (Increase) decrease in restricted cash                           (211)        2,922          (567)         (621)
    Net (purchases) sales of other assets                           5,428          (538)       (1,545)         (853)
                                                            -------------  ------------  ------------   -----------
Net cash used for investing activities                            (35,495)      (80,622)     (108,376)     (139,820)
                                                            -------------  ------------  ------------   -----------
Cash flow from financing activities:
    Bank repayments                                                (6,000)       (5,000)     (131,000)      (15,000)
    Bank borrowings                                                     -        44,000        85,000        49,130
    Repayment of 9% subordinated debt,  including
         redemption premium                                             -             -      (209,000)            -
    Issuance of 7.5% subordinated debt, net of discount                 -             -       223,054             -
    Issuance of common stock                                        1,138           711         4,108         2,854
    Debt issuance costs                                               (31)         (719)       (4,817)         (719)
    Purchase of treasury stock                                       (641)            -          (641)            -
                                                            -------------  ------------  ------------   -----------
Net cash provided (used) for financing activities                  (5,534)       38,992       (33,296)       36,265
                                                            -------------  ------------  ------------   -----------
Net increase (decrease) in cash and cash equivalents                8,760         2,749         4,168          (572)

Cash and cash equivalents at beginning of period                   19,348        20,175        23,940        23,496
                                                            -------------  ------------  ------------   -----------
Cash and cash equivalents at end of period                  $      28,108  $     22,924  $     28,108   $    22,924
                                                            =============  ============  ============   ===========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                $         835  $     10,759  $     14,206   $    22,879
    Cash paid (refunded) during the period for income taxes             -             -           184        (1,305)

                  (See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

                                        6

                                               DENBURY RESOURCES INC.
                                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                                                COMPREHENSIVE INCOME
                                               (Amounts in thousands)



                                                                    Three Months Ended           Nine Months Ended
                                                                       September 30,               September 30,
                                                                ---------------------------  --------------------------
                                                                    2003           2002          2003          2002
                                                                -------------  ------------  ------------   -----------

   Net income                                                            $      15,149  $     13,459  $     41,343   $    31,503
   Other comprehensive income (loss), net of income tax:
       Change in fair value of derivative contracts, net of
          tax of 8,734, (3,510), 43, and (13,727), respectively                 14,250        (5,977)           71       (23,374)
       Amortization of derivative contracts, net of tax of
          114, 856, 338, and 2,751, respectively                                   187         1,457           553         4,684
       Reclassification adjustments related to derivative contracts,
          net of tax of (662), (1,452), (1,746), and (4,122), respectively      (1,080)       (1,993)       (2,848)       (6,539)

                                                                         -------------  ------------  ------------   -----------

  Comprehensive income                                                   $      28,506  $      6,946  $     39,119   $     6,274
                                                                         =============  ============  ============   ===========

































        (See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements of Denbury Resources Inc. and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms "we," "our," "us," "Denbury" or "Company" refer to Denbury Resources Inc. and its subsidiaries. These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. Any capitalized terms used but not defined in these Notes to Unaudited Condensed Consolidated Financial Statements have the same meaning given to them in the Form 10-K.

     Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of Denbury as of September 30, 2003 and the consolidated results of its operations and cash flows for the three and nine month periods ended September 30, 2003 and 2002. Certain prior period items have been reclassified to make the classification consistent with this quarter.

Stock-based Compensation

     We issue stock options to all of our employees under our stock option plan, which we account for utilizing the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and its related interpretations. Under these principles, we do not recognize any stock-based employee compensation for stock option grants, as long as the exercise price is equal to the price of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition and measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No 148, in accounting for our stock option plan.


                                                                     Three Months Ended          Nine Months Ended
                                                                        September 30,              September 30,
                                                                  -------------------------  --------------------------
                                                                      2003         2002          2003          2002
                                                                  ------------ ------------  ------------  ------------
Net income: (thousands)
    Net Income, as reported ..................................    $     15,149 $     13,459  $     41,343  $     31,503
       Less: stock-based compensation expense applying fair
           value based method, net of related tax effects.....           1,005          807         2,638         2,165
                                                                  ------------ ------------  ------------  ------------
       Pro forma net income...................................    $     14,144 $     12,652  $     38,705  $     29,338
                                                                  ============ ============  ============  ============
Net income per common share:
    As reported:
       Basic..................................................    $       0.28 $       0.25  $       0.77  $       0.59
       Diluted................................................            0.27         0.25          0.75          0.58
    Pro forma:
       Basic..................................................    $       0.26 $       0.24  $       0.72  $       0.55
       Diluted................................................            0.25         0.23          0.70          0.54

                             DENBURY RESOURCES INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  NEW ACCOUNTING STANDARDS

     See Note 3 regarding our change in accounting related to our adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations."

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness by Others." Interpretation No. 45 requires that a guarantor must recognize, at the inception of the guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. Interpretation No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We have made all relevant disclosures regarding our guarantees.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies certain accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after September 30, 2003. We adopted this statement in the third quarter of 2003 and it did not have any impact on our financial statements.

     SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," became effective July 1, 2001 and January 1, 2002, respectively. It is our understanding that the Securities and Exchange Commission has raised questions as to the proper application by registrants in the oil and gas industry of the provisions of SFAS No. 141 and SFAS No. 142 and has referred this question to the Emerging Issues Task Force of the FASB. In question is whether the acquisition of contractual mineral interests, including both proved and undeveloped, should be classified separately as "intangible assets" on the balance sheet apart from other oil and gas property costs. Currently, Denbury, and virtually all other companies in the oil and gas industry, have historically included purchased contractual mineral rights in oil and gas properties on the balance sheet. Until we receive further guidance regarding this issue, we will continue to include mineral interests as oil and gas properties on our balance sheet for mineral interests acquired subsequent to September 30, 2001. Based on the limited guidance pertaining to this issue, we have not calculated the potential balance sheet reclassification at this time. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and any reclassifications, if necessary, would not impact the Company's results of operations or cash flows.

                             DENBURY RESOURCES INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." The Interpretation will significantly change whether entities included in its scope are consolidated by their sponsors, transferors, or investors. An entity is considered to be a variable interest entity when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity's activities, or (iii) the entity's equity neither absorbs losses nor benefits from gains. These provisions apply immediately to variable interests in Variable Interest Entities ("VIEs") created after January 15, 2003, and were originally slated to be effective in the third quarter of 2003 for VIEs in which a company holds a variable interest that it acquired prior to February 1, 2003. At the October 8, 2003 FASB meeting, FASB agreed to a deferral of the effective date for VIEs created before February 1, 2003 until the first reporting period ended after December 15, 2003. Subsequent to January 31, 2003, we have not acquired an interest in any VIEs that would require immediate consolidation under Interpretation No. 46. We are currently evaluating our financial arrangements to determine whether any VIEs existed prior to January 31, 2003.

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

     The following pro forma data summarizes Denbury's net income and net income per common share as if we had applied the provisions of SFAS No. 143 in prior periods, and as if we had removed the first quarter 2003 cumulative effect adjustment for the adoption of SFAS No. 143:


                                              Three Months Ended    Nine Months Ended
                                                 September 30,        September 30,        Year Ended December 31,
                                             --------------------- -------------------- ------------------------------
                                                2003       2002       2003      2002      2002      2001       2000
                                             ---------- ---------- ---------- --------- --------- --------- ----------
Net income: (thousands)
   Net income, as reported ...............   $   15,149 $   13,459 $   41,343 $  31,503 $  46,795 $  56,550 $  142,227
   Pro forma adjustments to reflect
        retroactive adoption of SFAS 143..            -         23     (2,612)     (102)      473       503        306
                                             ---------- ---------- ---------- --------- --------- --------- ----------
      Pro forma net income................   $   15,149 $   13,482 $   38,731 $  31,401 $  47,268 $  57,053 $  142,533
                                             ========== ========== ========== ========= ========= ========= ==========

Net income per common share:
    As reported:
          Basic...........................   $     0.28 $     0.25 $     0.77 $    0.59 $    0.88 $    1.15 $     3.10
          Diluted.........................         0.27       0.25       0.75      0.58      0.86      1.12       3.07
    Pro forma:
          Basic...........................   $     0.28 $     0.25 $     0.72 $    0.59 $    0.89 $    1.16 $     3.11
          Diluted.........................         0.27       0.25       0.70      0.58      0.87      1.13       3.08

                             DENBURY RESOURCES INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the changes in our asset retirement obligations for the nine months ended September 30, 2003.

                                                                      Nine Months Ended
                                                                      September 30, 2003
                                                                      ------------------
                                                                        (in thousands)
Beginning asset retirement obligation, as of December 31, 2002.....   $            6,845
Cumulative effect adjustment for SFAS 143, January 1, 2003.........               34,110
Liabilities incurred during period.................................                  931
Liabilities settled during period..................................                 (835)
Liabilities sold during period.....................................               (2,392)
Accretion expense..................................................                2,255
                                                                      ------------------
Ending asset retirement obligation.................................   $           40,914
                                                                      ==================

     At September 30, 2003, $1.9 million of our asset retirement obligation was classified in "Accounts payable and accrued liabilities" under current liabilities in our Consolidated Balance Sheet. We have escrow accounts that are legally restricted for certain of our asset retirement obligations. The balances of these escrow accounts were $9.2 million at September 30, 2003, and $8.7 million at December 31, 2002 and are included in "Other assets" in our Consolidated Balance Sheet. If we had adopted SFAS No. 143 as of January 1, 2002, we estimate that our asset retirement obligations at that date would have been $34.1 million, based on the same assumptions used in our calculation of our obligations at January 1, 2003.

4.  NET INCOME PER COMMON SHARE

     Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner, but also considers the impact on net income and common shares for the potential dilution from stock options and any other convertible securities outstanding. For the three and nine month periods ended September 30, 2003 and 2002, there were no adjustments to net income for purposes of calculating diluted net income per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three and nine month periods ended September 30, 2003 and 2002.


                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                   September 30,
                                            -----------------------------   -----------------------------
                                                 2003           2002             2003            2002
                                            --------------  -------------   --------------   ------------
                                                    (in thousands)                  (in thousands)

Weighted average common shares - basic              54,014         53,354           53,824         53,170

Potentially dilutive securities:
     Stock options                                   1,704          1,208            1,551          1,023
                                            --------------  -------------   --------------   ------------

Weighted average common shares - diluted            55,718         54,562           55,375         54,193
                                            ==============  =============   ==============   ============

     For the three months ended September 30, 2003 and 2002, common stock options to purchase approximately 1.0 million and 1.3 million shares of common stock, and for the nine months ended September 30, 2003 and 2002, common stock options to purchase approximately 1.0 million and 2.1 million shares of common stock, respectively, were outstanding but excluded from the diluted net income per common share calculations. Common stock options with exercise prices in excess of our average market stock price during the respective periods are excluded from the diluted net income per common share calculation, as their impact would be anti-dilutive to our calculation.

                             DENBURY RESOURCES INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. SALE OF LAUREL FIELD

     In February 2003, we sold Laurel Field, acquired in the COHO acquisition in August 2002, for approximately $26.1 million and other consideration which included an interest in Atchafalaya Bay Field (where we already owned an interest) and seismic over that area. At December 31, 2002, Laurel Field had approximately 7.4 MMBbls of proved reserves.

6. STOCK REPURCHASE PLAN

     In August 2003, we adopted a stock repurchase plan ("Plan") to purchase shares of our common stock on the NYSE in order for such repurchase shares to be reissued to our employees who participate in Denbury's Employee Stock Purchase Plan ("ESPP"). The Plan provides for purchases through an independent broker of 50,000 shares of Denbury's common stock per fiscal quarter for a period of approximately twelve months, or a total of 200,000 shares, beginning August 13, 2003 and ending on July 31, 2004. Purchases are to be made at prices and times determined at the discretion of the independent broker, provided however that no purchases may be made during the last ten business days of the fiscal quarter. During the third quarter of 2003, we purchased 50,000 shares at an average cost of $12.81 per share. On September 30, 2003, we issued 48,013 of these shares under Denbury's ESPP.

7.  INDEBTEDNESS

                                                                            September 30,    December 31,
                                                                                2003             2002
                                                                           ---------------  ---------------
                                                                                (Amounts in thousands)

9% Senior Subordinated Notes Due 2008...................................   $             -  $       125,000
9% Series B Senior Subordinated Notes Due 2008..........................                 -           75,000
7.5% Senior Subordinated Notes Due 2013.................................           225,000                -
Senior bank loan........................................................           104,000          150,000
Discount on Senior Subordinated Notes...................................            (1,846)          (5,111)
                                                                           ---------------  ---------------
    Total debt..........................................................   $       327,154  $       344,889
                                                                           ===============  ===============

Issuance of 7.5% Senior Subordinated Notes Due 2013

     On March 25, 2003, we issued $225 million of 7.5% Senior Subordinated Notes Due 2013 in a Rule 144A private offering. The notes were priced at 99.135% of par and we used most of our $218.4 million of net proceeds from the offering, after underwriting and issuance costs, to retire our existing $200 million of 9% Senior Subordinated Notes Due 2008, including the Series B notes, (see "Redemption of 9% Senior Subordinated Notes due 2008 (Including Series B Notes)" below).

     The notes mature on April 1, 2013 and interest on the notes is payable each April 1 and October 1, commencing October 1, 2003. We may redeem the notes at our option beginning April 1, 2008 at the following redemption prices: 103.75% after April 1, 2008, 102.5% after April 1, 2009, 101.25% after April 1, 2010, and at 100% after April 1, 2011 and thereafter. In addition, prior to April 1, 2006, we may redeem up to 35% of the notes at a redemption price of 107.5% with net cash proceeds from a stock offering. The indenture under which the notes were issued is essentially the same as the indenture covering our previously outstanding 9% notes. The indenture contains certain restrictions on our ability to incur additional debt, pay dividends on our common stock, make investments, create liens on our assets, engage in transactions with our affiliates, transfer or sell assets, consolidate or merge, or sell substantially all of our assets. The notes are not subject to any sinking fund requirements.

                             DENBURY RESOURCES INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Redemption of 9% Senior Subordinated Notes Due 2008 (Including Series B Notes)

     On March 18, 2003, we issued the required 30-day notice to call our existing $200 million of 9% Senior Subordinated Notes Due 2008. On April 16, 2003, we redeemed the $200 million of notes at an aggregate cost of $209.0 million, including a $9.0 million call premium. As a result of this early redemption, we recorded a before-tax charge to earnings in the second quarter of 2003 of $17.6 million, which includes the $9.0 million call premium and the write-off of the remaining discount and debt issuance costs associated with these notes.

Senior Bank Loan

     Our bank borrowing base was reaffirmed as of October 1, 2003 at $220 million, as part of the semi-annual review by our banks. During 2003, we amended our credit agreement to increase the percentage of production we are allowed to hedge, increasing the 2003 limitation to 90% of our forecasted production, setting a maximum of 85% of our forecasted production from our proved reserves for the current year (as defined in the amendment which may include up to 18 months), a maximum of 70% of forecasted production for the subsequent year, a maximum of 55% of forecasted production for the third year and a maximum of 40% of the forecasted production for the fourth year. We also amended the credit agreement to allow our borrowings of up to $20 million in a bond issue from a Mississippi governmental authority, resulting in the exemption or reduction of sales and ad valorem taxes on CO2 facilities we build during the next two years in Mississippi. This bond funding arrangement was completed in May 2003. Any borrowings under this bond program will be purchased by the banks in our credit facility, will become part of our outstanding borrowings under our credit line, and will accrue interest and be repaid on the same basis as our bank line. Our next bank borrowing base redetermination will be as of April 1, 2004, based on December 31, 2003 assets. We do not anticipate any significant changes to our borrowing base at this next review, although we cannot be certain, as there are several subjective aspects to the borrowing base determination.

     At September 30, 2003, we had $104.0 million outstanding under our bank credit facility, leaving us approximately $116.0 million of borrowing capacity. We also had letters of credit outstanding in the amount of $820,000 at September 30, 2003.

8.  RELATED PARTY TRANSACTIONS - GENESIS

     See Note 11, "Subsequent Event - Genesis Transactions" for information regarding recent transactions with Genesis.

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

     We account for our 2% ownership in Genesis under the equity method, as we have significant influence over the limited partnership; however, our control is limited under the general partnership agreement and therefore we do not consolidate Genesis. Our equity in Genesis' net income (loss) for the three and nine month periods ended September 30, 2003 was ($25,000) and $26,000, respectively. For the first nine months of 2003, Genesis has paid Denbury $90,000 for directors' fees for the services of the four Denbury officers that serve on the board of directors of the general partner of Genesis, and $47,690 of distributions. Genesis Energy, Inc., the general partner of which we indirectly own 100%, has guaranteed the bank debt of Genesis, which was $6.0 million as of September 30, 2003, and also included $19.3 million in letters of credit, of which $4.1 million are for Denbury's benefit to secure purchases from Denbury. There are no guarantees by Denbury or any of its other subsidiaries of the debt of Genesis or of Genesis Energy, Inc.

                             DENBURY RESOURCES INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Genesis has historically been a purchaser of our crude oil and we anticipate future purchases of our crude oil production by Genesis. For the nine month period ended September 30, 2003, we recorded sales to Genesis of $34.1 million and at September 30, 2003, had a production receivable from Genesis of $4.2 million. Sales to Genesis for the period May 14, 2002 to September 30, 2002 were $10.9 million.

     Summarized financial information of Genesis Energy, L.P. is as follows (amounts in thousands):


                                                  Three Months             Nine Months
                                                     Ended                    Ended
                                                 September 30,            September 30,
                                                      2003                     2003
                                              --------------------     --------------------
Revenues..................................    $            239,031      $           720,862
Cost of sales.............................                 236,877                  707,594
Other expenses............................                   3,367                   11,712
                                              --------------------     --------------------
Net income (loss).........................    $             (1,213)     $             1,556
                                              ====================     ====================


                                                 September 30,             December 31,
                                                      2003                     2002
                                              --------------------     --------------------
Current assets............................    $             84,434     $             92,097
Non-current assets........................                  46,011                   45,440
                                              --------------------     --------------------
Total assets..............................    $            130,445     $            137,537
                                              ====================     ====================

Current liabilities.......................    $             87,913     $             96,220
Non-current liabilities...................                   6,000                    5,500
Partners' capital.........................                  36,532                   35,817
                                              --------------------     --------------------
Total liabilities and partners' capital...    $            130,445     $            137,537
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

     The following is a summary of the net gain (loss) representing cash receipts and payments on our hedge settlements:

                                    Three Months Ended                         Nine Months Ended
                                      September 30,                              September 30,
                           ------------------------------------    -----------------------------------------
                                 2003               2002                  2003                  2002
                           -----------------  -----------------    ------------------    -------------------
     (in thousands)
Oil hedge contracts        $          (4,009) $            (257)   $          (15,380)   $               205
Gas hedge contracts                   (8,022)                39               (37,692)                 2,225
                           -----------------  -----------------    ------------------    -------------------
    Net gain (loss)        $         (12,031) $            (218)   $          (53,072)   $             2,430
                           =================  =================    ==================    ===================

                             DENBURY RESOURCES INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Some of our derivative contracts require us to pay a premium which we amortize over the contract periods. This expense is included in "Amortization of derivative contracts and other non-cash hedging adjustments" in our Consolidated Statements of Operations. We recorded premium amortization expense of $891,000 and $7.4 million, for the nine months ended September 30, 2003 and 2002, respectively and $300,000 and $2.3 million for the three months ended September 30, 2003 and 2002, respectively. Also, for the nine months ended September 30, 2003, we reclassified $4.1 million related to our former Enron hedges (discussed below) out of accumulated other comprehensive income into income and recorded a gain from hedge ineffectiveness of $513,000 which is also included in "Amortization of derivative contracts and other non-cash hedging adjustments."

                     Hedging Contracts at September 30, 2003

Crude Oil Contracts:
-------------------
                                                                       NYMEX Contract Prices Per Bbl
                                                       -------------------------------------------------------------
                                                                                                Collar Prices
                                                                                         ---------------------------
                                                                                                                 Fair Value at
Type of Contract and Period            Bbls/d      Swap Price     Floor Price         Floor      Ceiling      September 30, 2003
----------------------------------  -------------  ----------    ------------        -------    ----------  --------------------
Collar Contracts                                                                                                (in thousands)
    Oct. 2003 - Dec. 2003                  10,000  $        -    $          -        $ 20.00    $    30.00     $     (529)
Swap Contracts
    Oct. 2003 - Dec. 2003                   2,500       24.25               -              -             -         (1,033)
    Oct. 2003 - Dec. 2003                   2,000       24.30               -              -             -           (818)
    Oct. 2003 - Dec. 2003                   2,000       25.70               -              -             -           (561)
    Jan. 2004 - Dec. 2004                   2,500       22.89               -              -             -         (3,394)
    Jan. 2004 - Dec. 2004                   4,500       23.00               -              -             -         (5,931)
    Jan. 2004 - Dec. 2004                   2,500       23.08               -              -             -         (3,222)

Natural Gas Contracts:
---------------------

                                                                NYMEX Contract Prices Per MMBtu
                                                   ----------------------------------------------------------
                                                                                                Collar Prices
                                                                                         ---------------------------
                                                                                                                 Fair Value at
Type of Contract and Period            MMbtu/d     Swap Price     Floor Price         Floor      Ceiling      September 30, 2003
----------------------------------  -------------  ----------    ------------        -------    ----------  --------------------
Collar Contracts                                                                                                (in thousands)
    Oct. 2003 - Dec. 2003                  45,000   $       -    $          -        $  2.75    $     4.00     $   (3,456)
    Oct. 2003 - Dec. 2003                  25,000           -               -           2.75          4.07         (1,773)
    Jan. 2004 - Dec. 2004                  30,000           -               -           3.50          4.45         (8,094)
    Jan. 2004 - Dec. 2004                  15,000           -               -           3.00          5.87         (1,766)
    Jan. 2004 - Dec. 2004                  15,000           -               -           3.00          5.82         (1,817)
    Jan. 2005 - Dec. 2005                  15,000           -               -           3.00          5.50         (2,230)
Swap Contracts
    Oct. 2003 - Dec. 2003                  10,000       3.905               -              -             -           (832)

     At September 30, 2003, our derivative contracts were recorded at their fair value, which was a net liability of $35.5 million. To the extent our hedges are considered effective, this fair value liability, net of income taxes, is included in "Accumulated other comprehensive loss" reported under Stockholders' equity in our Consolidated Balance Sheets. The balance in accumulated other comprehensive loss of $21.5 million at September 30, 2003, represents the deficit in the fair market value of our derivative contracts as compared to the cost of our hedges, net of income taxes, and also includes the remaining accumulated other comprehensive income of $600,000 relating to the Enron hedges that ceased to qualify for hedge accounting treatment when Enron filed for bankruptcy. This $600,000 relating to the former Enron hedges will be reclassified out of accumulated other comprehensive income during the remainder of 2003, over the periods that the hedges would have otherwise expired. Of the $21.5 million in accumulated other comprehensive loss as of September 30, 2003, $17.1 million relates to current hedging contracts that will expire within the next 12 months.

                             DENBURY RESOURCES INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     As of August 2001, all of the Company's subordinated debt securities were fully and unconditionally guaranteed by Denbury Resources Inc.'s significant subsidiaries. Condensed consolidating financial information for Denbury Resources Inc. and its significant subsidiaries as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002 is as follows:

                                     Condensed Consolidating Balance Sheets


                                                                     September 30, 2003 (Unaudited)
                                                    ----------------------------------------------------------------
                                                        Denbury
                                                    Resources Inc.                                       Denbury
                                                      (Parent and      Guarantor                     Resources Inc.
Amounts in thousands                                    Issuer)      Subsidiaries    Eliminations     Consolidated
                                                    ---------------  -------------   -------------   ---------------
ASSETS
Current assets...................................   $        53,231  $      43,909   $           -   $        97,140
Property and equipment...........................           545,500        275,812               -           821,312
Investment in subsidiaries (equity method).......           222,129          2,202        (222,129)            2,202
Other assets.....................................            17,842          4,062               -            21,904
                                                    ---------------  -------------   -------------   ---------------
     Total assets................................   $       838,702  $     325,985   $    (222,129)  $       942,558
                                                    ===============  =============   =============   ===============

LIABILITIES AND STOCKHOLDERS'
     EQUITY
Current liabilities..............................   $        84,804  $      14,675   $           -   $        99,479
Long-term liabilities............................           343,512         89,181               -           432,693
Stockholders' equity.............................           410,386        222,129        (222,129)          410,386
                                                    ---------------  -------------   -------------   ---------------
     Total liabilities and stockholders' equity..   $       838,702  $     325,985   $    (222,129)  $       942,558
                                                    ===============  =============   =============   ===============


                                                                          December 31, 2002
                                                   ----------------------------------------------------------------
                                                      Denbury
                                                   Resources Inc.                                       Denbury
                                                     (Parent and      Guarantor                     Resources Inc.
Amounts in thousands                                   Issuer)      Subsidiaries     Eliminations    Consolidated
                                                   ---------------  -------------   --------------  ---------------
ASSETS
Current assets...................................  $       111,063  $      17,401   $            -  $       128,464
Property and equipment...........................          528,754        215,331                -          744,085
Investment in subsidiaries (equity method).......          169,309          2,224         (169,309)           2,224
Other assets.....................................           16,881          3,638                -           20,519
                                                   ---------------  -------------   --------------  ---------------
     Total assets................................  $       826,007  $     238,594   $     (169,309) $       895,292
                                                   ===============  =============   ==============  ===============

LIABILITIES AND STOCKHOLDERS'
     EQUITY
Current liabilities..............................  $        87,101  $       8,778   $            -  $        95,879
Long-term liabilities............................          372,109         60,507                -          432,616
Stockholders' equity.............................          366,797        169,309         (169,309)         366,797
                                                   ---------------  -------------   --------------  ---------------
     Total liabilities and stockholders' equity..  $       826,007  $     238,594   $     (169,309) $       895,292
                                                   ===============  =============   ==============  ===============

                                             DENBURY RESOURCES INC.
                         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                Condensed Consolidating Statements of Operations


                                                         Three Months Ended September 30, 2003 (Unaudited)
                                                -------------------------------------------------------------------
                                                    Denbury
                                                 Resources Inc.                                         Denbury
                                                  (Parent and       Guarantor                       Resources Inc.
Amounts in thousands                                Issuer)        Subsidiaries      Eliminations    Consolidated
                                                ----------------  --------------    --------------  ---------------
Revenues.....................................   $         58,045  $       21,370    $            -  $        79,415
Expenses.....................................             42,803          13,888                 -           56,691
                                                ----------------  --------------    --------------  ---------------
Income before the following:                              15,242           7,482                 -           22,724
     Equity in net earnings of subsidiaries..              5,000             (25)           (5,000)             (25)
                                                ----------------  --------------    --------------  ---------------
Income before income taxes...................             20,242           7,457            (5,000)          22,699
Income tax provision ........................              5,093           2,457                 -            7,550
                                                ----------------  --------------    --------------  ---------------
Net income ..................................   $         15,149  $        5,000    $       (5,000) $        15,149
                                                ================  ==============    ==============  ===============


                                                         Three Months Ended September 30, 2002 (Unaudited)
                                                -------------------------------------------------------------------
                                                    Denbury
                                                 Resources Inc.                                         Denbury
                                                  (Parent and       Guarantor                       Resources Inc.
Amounts in thousands                                Issuer)        Subsidiaries      Eliminations    Consolidated
                                                ----------------  --------------    --------------  ---------------
Revenues.....................................   $         61,264  $       13,260    $            -  $        74,524
Expenses.....................................             41,381          11,525                 -           52,906
                                                ----------------  --------------    --------------  ---------------
Income before the following:                              19,883           1,735                 -           21,618
     Equity in net earnings of subsidiaries..              1,016               2            (1,016)               2
                                                ----------------  --------------    --------------  ---------------
Income before income taxes...................             20,899           1,737            (1,016)          21,620
Income tax provision.........................              7,440             721                 -            8,161
                                                ----------------  --------------    --------------  ---------------
Net income ..................................   $         13,459  $        1,016    $       (1,016) $        13,459
                                                ================  ==============    ==============  ===============


                                                         Nine Months Ended September 30, 2003 (Unaudited)
                                                -------------------------------------------------------------------
                                                    Denbury
                                                 Resources Inc.                                         Denbury
                                                  (Parent and       Guarantor                       Resources Inc.
Amounts in thousands                                Issuer)        Subsidiaries      Eliminations    Consolidated
                                                ----------------  --------------    --------------  ---------------
Revenues.....................................   $        173,895  $       76,140    $            -  $       250,035
Expenses.....................................            149,706          42,555                 -          192,261
                                                ----------------  --------------    --------------  ---------------
Income before the following:                              24,189          33,585                 -           57,774
     Equity in net earnings of subsidiaries..             21,434              26           (21,434)              26
                                                ----------------  --------------    --------------  ---------------
Income before income taxes and
   cumulative effect of a change in
   accounting principle......................             45,623          33,611           (21,434)          57,800
Income tax provision.........................              8,261          10,808                 -           19,069
                                                ----------------  --------------    --------------  ---------------
Net income before cumulative effect of a
   change in accounting principle............             37,362          22,803           (21,434)          38,731
Cumulative effect of a change in accounting
   principle, net of income taxes............              3,981          (1,369)                -            2,612
                                                ----------------  --------------    --------------  ---------------
Net income ..................................   $         41,343  $       21,434    $      (21,434) $        41,343
                                                ================  ==============    ==============  ===============

                                             DENBURY RESOURCES INC.
                         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                         Nine Months Ended September 30, 2002 (Unaudited)
                                                -------------------------------------------------------------------
                                                    Denbury
                                                 Resources Inc.                                         Denbury
                                                  (Parent and       Guarantor                       Resources Inc.
Amounts in thousands                                Issuer)        Subsidiaries     Eliminations      Consolidated
                                                ----------------  --------------   ---------------  ---------------
Revenues.....................................   $        163,713  $       39,691   $             -  $       203,404
Expenses.....................................            120,254          36,418                 -          156,672
                                                ----------------  --------------   ---------------  ---------------
Income before the following:                              43,459           3,273                 -           46,732
   Equity in net earnings of subsidiaries....              1,966              22            (1,966)              22
                                                ----------------  --------------   ---------------  ---------------
Income before income taxes...................             45,425           3,295            (1,966)          46,754
Income tax provision.........................             13,922           1,329                 -           15,251
                                                ----------------  --------------   ---------------  ---------------
Net income ..................................   $         31,503  $        1,966   $        (1,966) $        31,503
                                                ================  ==============   ===============  ===============

                                Condensed Consolidating Statements of Cash Flows

                                                         Nine Months Ended September 30, 2003 (Unaudited)
                                                ------------------------------------------------------------------
                                                     Denbury
                                                 Resources Inc.                                         Denbury
                                                   (Parent and       Guarantor                      Resources Inc.
Amounts in thousands                                 Issuer)        Subsidiaries     Eliminations    Consolidated
                                                -----------------  --------------   --------------  ---------------
Cash flow from operations....................   $         103,242  $       42,598    $           -  $       145,840
Cash flow from investing activities..........             (75,379)        (32,997)               -         (108,376)
Cash flow from financing activities..........             (33,296)              -                -          (33,296)
                                                -----------------  --------------   --------------  ---------------
Net increase (decrease) in cash..............              (5,433)          9,601                -            4,168
Cash, beginning of period....................              20,281           3,659                -           23,940
                                                -----------------  --------------   --------------  ---------------
Cash, end of period..........................   $          14,848  $       13,260    $           -  $        28,108
                                                =================  ==============   ==============  ===============

                                                         Nine Months Ended September 30, 2002 (Unaudited)
                                                -------------------------------------------------------------------
                                                      Denbury
                                                  Resources Inc.                                       Denbury
                                                    (Parent and      Guarantor                      Resources Inc.
Amounts in thousands                                  Issuer)       Subsidiaries     Eliminations    Consolidated
                                                -----------------  --------------   --------------  ---------------
Cash flow from operations....................   $          97,878  $        5,105   $            -  $       102,983
Cash flow from investing activities..........            (130,690)         (9,130)               -         (139,820)
Cash flow from financing activities..........              36,265               -                -           36,265
                                                -----------------  --------------   --------------  ---------------
Net increase (decrease) in cash..............               3,453          (4,025)               -             (572)
Cash, beginning of period....................              17,052           6,444                -           23,496
                                                -----------------  --------------   --------------  ---------------
Cash, end of period..........................   $          20,505  $        2,419   $            -  $        22,924
                                                =================  ==============   ==============  ===============

11. SUBSEQUENT EVENT - GENESIS TRANSACTIONS

     Although we have not yet closed the transaction, we have reached agreement to sell 167.5 Bcf of CO2 to Genesis Energy, L.P. for $24.9 million under a volumetric production payment. We anticipate that the transaction will include an assignment to Genesis of three of our existing long-term CO2 supply agreements with our industrial customers, which represent approximately 60% of our current industrial CO2 sales volumes. Pursuant to the proposed volumetric production payment, Genesis could take up to 52.5 MMcf/d of CO2 through 2009,
43.0 MMcf/d of CO2 from 2010 through 2012 and 25.2 MMcf/d of CO2 to the end of the production payment. The proposed transaction contemplates that we will provide processing and transportation services to Genesis for a fee of $0.16 per Mcf in connection with the delivery of CO2 to the industrial customers. We also contemplate a separate transaction, wherein we would purchase approximately 689,000 partnership units of Genesis for $7.15 per unit for an aggregate purchase price of $4.9 million, representing approximately 8% of Genesis' total outstanding units. Although both transactions are subject to execution of definitive agreements and third party consents, Denbury and Genesis have agreed to the principal terms of the transactions, and we expect the transaction to close during November 2003. We plan to use the estimated net cash proceeds of approximately $20 million from these two transactions to reduce our bank debt.

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

     We are a growing independent oil and gas company engaged in acquisition, development and exploration activities in the U.S. Gulf Coast region. We are the largest oil and natural gas producer in Mississippi, hold key operating acreage onshore Louisiana and have a strong presence in the offshore Gulf of Mexico areas. Our goal is to increase the value of acquired properties through a combination of exploitation, drilling, and proven engineering extraction processes. Our corporate headquarters are in Dallas, Texas, and we have three primary field offices located in Houma and Covington, Louisiana, and Laurel, Mississippi.

Debt Refinancing

     In late March  2003,  we issued $225  million of 7.5%  Senior  Subordinated
Notes due 2013 to refinance our $200 million of then existing 9% Senior Subordinated Notes due 2008. The subordinated debt was refinanced to take advantage of attractive interest rates and to extend the maturity of our long-term debt an additional five years. We estimate that we will save approximately $2.6 million per year in interest expense as a result of this refinancing. The total cost of the refinancing was approximately $15.6 million, consisting of the debt issue discount, underwriters' commission and other expenses totaling approximately $6.6 million, and a $9.0 million call premium to retire the old notes. We had a pre-tax charge to earnings in the second quarter of 2003 of approximately $17.6 million from the early retirement of the old 9% notes, made up of the $9.0 million call premium, the write-off of unamortized discount of $4.8 million and debt issue costs of the old notes of $3.8 million. The proceeds from the new issue were used to retire the old 9% subordinated notes in April 2003 at the end of the required thirty day notice period to call the old notes.

Genesis Transactions

     Although we have not yet closed the transaction, we have reached agreement to sell 167.5 Bcf of CO2 to Genesis Energy, L.P. for $24.9 million under a volumetric production payment. We anticipate that the transaction will include an assignment to Genesis of three of our existing long-term CO2 supply agreements with our industrial customers, which represent approximately 60% of our current industrial CO2 sales volumes. Pursuant to the proposed volumetric production payment, Genesis could take up to 52.5 MMcf/d of CO2 through 2009,
43.0 MMcf/d of CO2 from 2010 through 2012 and 25.2 MMcf/d of CO2 to the end of the production payment. The proposed transaction contemplates that we will provide processing and transportation services to Genesis for a fee of $0.16 per Mcf in connection with the delivery of CO2 to the industrial customers. We also contemplate a separate transaction, wherein we would purchase approximately 689,000 partnership units of Genesis for $7.15 per unit for an aggregate purchase price of $4.9 million, representing approximately 8% of Genesis' total outstanding units. Although both transactions are subject to execution of definitive agreements and third party consents, Denbury and Genesis have agreed to the principal terms of the transactions, and we expect the transaction to close during November 2003. We plan to use the estimated net cash proceeds of approximately $20 million from these two transactions to reduce our bank debt.

CAPITAL RESOURCES AND LIQUIDITY

Focus on Debt Reduction

     One of our primary financial goals during 2003 is to reduce our total debt to approximately $300 million by year-end, a proposed $50 million reduction from the $350 million outstanding as of December 31, 2002. This target was determined by reviewing our leverage and setting a debt level that we thought would be reasonable in the recent price environment. We generally measure leverage using a debt-to-cash flow ratio, cash flow being defined as cash flow from operations. Our target is a debt-to-cash flow ratio of 2 to 1 (or less), using a moderate price deck, which we define as oil prices of around $25.00 per Bbl and natural gas prices of around $3.50 per Mcf. Based on these price assumptions and anticipated production levels, we projected that we could reach our target during 2003 if our total debt was reduced to $300 million. As of September 30, 2003, our total debt was $329 million, consisting of $225 million of recently

                             DENBURY RESOURCES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


issued 7.5% subordinated notes and $104 million of bank debt, but by the end of November 2003, with the expected incremental proceeds from the Genesis transactions (see "Genesis Transactions" above) and available cash generated from operations, we expect our total debt to be between $300 and $305 million. We expect to reduce this further by year-end, with an anticipated year-end balance of around $300 million.

     Since our last significant acquisition in the third quarter of 2002 (COHO), we have used a portion of our cash flow from operations and proceeds from property sales to reduce our bank debt. In addition to the anticipated $45 to $50 million reduction during 2003 through the end of November, as outlined above, we repaid approximately $25 million during the fourth quarter of 2002, or a total of approximately $70 million of repayments during the last twelve months. Furthermore, had $15.6 million not been used to pay for costs of our subordinated debt refinancing in March 2003, that amount would have also been used to reduce debt.

Sources and Uses of Capital Resources

     During the first nine months of 2003, we generated approximately $145.8 million of cash flow from operations and generated an additional $29.3 million of cash from sales of oil and gas properties. The largest single asset sale was the sale of Laurel Field, acquired from COHO in August 2002, which netted us approximately $26.1 million. In 2003 and over the last several years we have had a policy of limiting our capital spending, excluding acquisitions, to an amount equal to or less than our cash flow from operations. During the first nine months of 2003, we have spent $108.1 million on oil and natural gas exploration and development expenditures, $16.0 million on CO2 capital investments and acquisitions, and approximately $11.5 million on oil and natural gas property acquisitions, for total capital expenditures of $135.6 million. In addition, during the first nine months of 2003 we incurred approximately $15.6 million of costs in our subordinated debt refinancing (see "Debt Refinancing" above). The $121.9 million of net total expenditures (including the $15.6 million of debt refinancing costs) was funded by our cash flow from operations, with the excess cash flow used to reduce our bank debt by approximately $21 million.

Bank Credit Facility

     Our bank borrowing base was reaffirmed as of October 1, 2003 at $220 million, as part of the semi-annual review by our banks. During 2003, we amended our credit agreement to increase the percentage of production we are allowed to hedge, increasing the 2003 limitation to 90% of our forecasted production, setting a maximum of 85% of our forecasted production from our proved reserves for the current year (as defined in the amendment which may include up to 18 months), a maximum of 70% of forecasted production for the subsequent year, a maximum of 55% of forecasted production for the third year and a maximum of 40% of the forecasted production for the fourth year. We also amended the credit agreement to allow our borrowings of up to $20 million in a bond issue from a Mississippi governmental authority, resulting in the exemption or reduction of sales and ad valorem taxes on CO2 facilities we build during the next two years in Mississippi. This bond funding arrangement was completed in May 2003. Any borrowings under this bond program will be purchased by the banks in our credit facility, will become part of our outstanding borrowings under our credit line, and will accrue interest and be repaid on the same basis as our bank line. Our next bank borrowing base redetermination will be as of April 1, 2004, based on December 31, 2003 assets. We do not anticipate any significant changes to our borrowing base at this next review, although we cannot be certain, as there are several subjective aspects to the borrowing base determination.

Capital Spending Forecast and Focus

     We anticipate that our capital spending during 2003, excluding acquisitions, will be equal to or less than our cash flow from operations, a goal we have met each year since 1999. Our 2003 budget, excluding acquisitions, is currently $154.2 million, including approximately $7.7 million of projects carried over from 2002. Based on current projections, using futures prices in place as of the first part of November 2003, this exploration and development spending level is expected to be as much as $35 million below our 2003 forecasted cash flow. We have not formalized our 2004 capital budget, but

                             DENBURY RESOURCES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


anticipate that it will initially be between $150 million and $175 million (excluding acquisitions), at or slightly below our anticipated 2004 cash flow, based on early November futures prices. Tentatively, we plan to strongly focus on our CO2 operations, with approximately $20 million of 2004's capital budget to be spent to develop additional CO2 reserves and deliverability for possible future expansion of our CO2 tertiary floods to other areas, most likely East Mississippi. This is likely to have the short-term impact of limiting our production growth, although we believe it will provide long-term asset value for our shareholders, as it is the first step in expanding our CO2 operations, adding additional fields as CO2 flood candidates, and ultimately adding additional potential oil reserves. We believe that this strategy will help us build net asset value, a goal that is more important to us than production increases. While we will not finalize our 2004 budget and models until December, including integration of performance of our new offshore wells in the process of being completed, based on our preliminary forecasts and plans, without assuming better than our risked expectations for exploration success, it is possible that we may not have significant production growth during 2004, and production could potentially decrease slightly as compared to 2003 production levels. There is also the possibility of further asset sales. Depletion is also a significant factor, as our natural gas properties in both Louisiana and offshore have steep decline rates due to their relatively short lives. As our focus shifts more heavily toward our CO2 operations, which by their nature require greater time to realize production increases, it may be difficult to organically grow our production during the next year.

     Although we have a significant inventory of development and exploration projects in-house, on a long-term basis we will need to make acquisitions in order to continue our growth and to replace our production. Our primary focus to date in 2003 has been the purchase of incremental interest in fields that we already own. We are also continuing to pursue other acquisitions, although generally small in nature, with our primary focus on properties that are potential tertiary flood candidates, along with properties where we see additional potential based on our review of 3D seismic or other geologic and geophysical data. Although we are continuing to review acquisitions in our other core areas, including larger acquisitions, acquisitions are a lower priority for us in 2003 than has been the case historically, given our substantial inventory of projects in-house and our goal of reducing our debt level. We may increase our acquisition focus slightly in 2004, as we expect to have achieved our 2003 debt target goal by year-end. Any acquisitions that we make will likely be funded with either our excess cash flow or bank debt.

Commitments and Obligations

     Our obligations that are not currently recorded on our balance sheet are our operating leases, which primarily relate to our office space, minor equipment, certain equipment at one CO2 processing facility, and various obligations for development and exploratory expenditures arising from purchase agreements or other transactions common to our industry. In addition, in order to recover our undeveloped proved reserves, we must also fund the associated future development costs forecast in our proved reserve reports. Further, one of our subsidiaries, the general partner of Genesis Energy, L.P., has guaranteed the bank debt of Genesis (which as of September 30, 2003, consisted of $6.0 million of debt and $19.3 million in letters of credit, $4.1 million of which are for Denbury's benefit) and we have delivery obligations to deliver CO2 to our industrial customers. Since December 31, 2002, the significant changes to our commitments and obligations include the refinancing of our subordinated debt (see "Debt Refinancing" above), a $6.0 million lease financing of certain equipment at our CO2 recycling facility at Mallalieu Field in August 2003, and the expected sale of a volumetric CO2 production payment to Genesis in November 2003 (see "Genesis Transactions" above). Payments on this lease financing are approximately $900,000 per year for the next seven years, with an option to buyout the lease after six years. The volumetric production payment expected to be sold to Genesis is not substantially different from our prior obligations to our existing industrial customers whose contracts are expected to be transferred in the transaction. Our hedging transactions and related obligations are discussed in Note 9 to the Unaudited Condensed Consolidated Financial Statements.

     Otherwise, except as disclosed herein, neither the amounts nor the terms of any other commitments or contingent obligations have changed significantly from the year-end 2002 amounts reflected in our 2002 Form 10-K filed in March 2003. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2002 Form 10-K for further information regarding our commitments and obligations.

                             DENBURY RESOURCES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

CO2 Operations

     During late July and early August 2003, we upgraded our CO2 facility at Jackson Dome, increasing the CO2 processing capacity of our facility by approximately 50%, from around 200 MMcf/d to approximately 300 MMcf/d. This upgrade was performed several months ahead of our original schedule in order to handle the higher than expected production volumes from our CO2 wells drilled during late 2002 and early 2003. At the same time, we increased the size of our CO2 processing facility at Mallalieu Field, increasing the amount of CO2 that we can recycle at that field from approximately 28 MMcf/d to approximately 108 MMcf/d. During July, we completed our third CO2 well drilled during the prior twelve months, the Barksdale, which coupled with the upgraded Jackson Dome facility, increases our CO2 production capability to approximately 220 MMcf/d, approximately double our production capability in September 2002. Since our CO2 wells have been performing at higher production rates than originally anticipated, the third CO2 well originally scheduled for mid-2003 has been postponed until later in the year, currently scheduled to spud in late November or early December 2003. Based on our inventory of potential tertiary recovery projects, we will need to drill additional CO2 wells in 2004 and beyond to further increase our CO2 production capability to an estimated target rate of 350 MMcf/d in order to develop the oil fields along our CO2 pipeline as planned. In addition, we tentatively plan to expand our tertiary operations to other parts of the region in the future, which we anticipate will require even higher production levels and additional CO2 reserves. Tentatively, we plan to spend $20 million to $30 million in 2004 in the Jackson Dome area, over and above what is currently required for our operations in Southwestern Mississippi, with the intent to add additional CO2 reserves and deliverability for future operations. Although we believe that our plans and projections are reasonable and achievable, there could be unforeseen delays or problems which could delay our overall tertiary development program. We believe that such delays, if any, should only be temporary. As of December 31, 2002, based on a report prepared by DeGolyer and MacNaughton, we estimate that we have approximately 1.6 trillion cubic feet of usable CO2 reserves.

     Oil production from our CO2 tertiary recovery activities decreased 7% from second quarter 2003 levels to 4,227 Bbls/d in the third quarter of 2003, representing approximately 23% of our total corporate oil production during the third quarter of 2003. This decrease occurred primarily due to a curtailment of CO2 production in the second quarter related to a leak in a newly installed CO2 pipeline and a one-week shutdown of CO2 production during the third quarter (see above paragraph) while the facilities at Jackson Dome were upgraded. Our experience has indicated that any time our CO2 production and associated injections are curtailed, there is a corresponding drop in our oil production from these projects. While our CO2 production capability is currently ahead of schedule, as noted above, temporary curtailments have had a negative short-term effect on our 2003 oil production. Recently we have been injecting more CO2 than forecast, contributing to an increase in the related oil production, with a preliminary production estimate of 5,400 Bbls/d during October 2003, a 28% increase over our third quarter 2003 average. We expect this oil production to continue to increase, although the increases are not always predictable or consistent.

     We spent approximately $0.19 per Mcf to produce our CO2 during the third quarter of 2003, higher than the 2002 annual average of $0.13 per Mcf, primarily due to higher royalty expenses, as certain of our royalty payments increase if the price of oil increases beyond a certain threshold, and due to approximately $700,000 of workover expenses on one CO2 well during the third quarter. The higher overall CO2 production rates partially offset the workover expenses. The higher cost per Mcf of CO2 during 2003 contributed to a corresponding increase in the operating costs of our tertiary projects, as did higher electricity and other expenses, as we continue to inject and recycle higher volumes of CO2 each quarter. Furthermore at Mallalieu Field, in August 2003 we commenced lease payments relating to a portion of the upgraded CO2 facilities there (see "Commitments and Obligations" above). For the third quarter of 2003, our operating costs for our tertiary properties averaged $12.53 per BOE, higher than our 2002 annual average of $10.05 per BOE. Our tertiary recovery fields are expected to average closer to $10 per BOE in operating expenses over the life of the field, although the cost per BOE is usually higher at the beginning of each operation, as there is a time lag between the initial injection of the CO2 into the reservoir and the response of increased oil production. This compares to a cost of around $5.00 per BOE for a more traditional oil property without secondary or tertiary recovery operations.

                             DENBURY RESOURCES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

     Our operating results for the third quarter and first nine months of 2003, as presented in the table below, were better than our results for the comparable periods of the prior year, primarily due to higher commodity prices, particularly natural gas, partially offset by higher overall expenses. During the first quarter of 2003, we implemented SFAS No. 143, "Accounting for Asset Retirement Obligations," as more fully discussed below under "Depletion, Depreciation and Amortization" and in Note 3 to the Consolidated Financial Statements. The adoption of SFAS No. 143 was recorded as a cumulative effect adjustment of a change in accounting principle, net of income taxes, in our Unaudited Condensed Consolidated Statements of Operations and is shown below on both a gross dollar and per share basis.

                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30,                September 30,
-----------------------------------------------------------  ---------------------------  ---------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                   2003          2002           2003           2002
-----------------------------------------------------------  ------------  -------------  -------------  ------------
Income before cumulative effect of change in
   accounting principle                                      $     15,149  $      13,459  $      38,731  $     31,503
Cumulative effect of change in accounting principle,
   net of income tax expense of $1,600                                  -              -          2,612             -
                                                             ------------  -------------  -------------  ------------
       Net income                                            $     15,149  $      13,459  $      41,343  $     31,503
-----------------------------------------------------------  ------------  -------------  -------------  ------------
Net income per common share - basic:

   Income before cumulative effect of change in
    accounting principle                                     $       0.28  $        0.25  $        0.72  $       0.59
   Cumulative effect of change in accounting principle                  -              -           0.05             -
                                                             ------------  -------------  -------------  ------------
       Net income per common share - basic                   $       0.28  $        0.25  $        0.77  $       0.59
-----------------------------------------------------------  ------------  -------------  -------------  ------------
Net income per common share - diluted:
   Income before cumulative effect of change in
    accounting principle                                     $       0.27  $        0.25  $        0.70  $       0.58
   Cumulative effect of change in accounting principle                  -              -           0.05             -
                                                             ------------  -------------  -------------  ------------
       Net income per common share - diluted                 $       0.27  $        0.25  $        0.75  $       0.58
-----------------------------------------------------------  ------------  -------------  -------------  ------------
RECONCILIATION OF GAAP AND NON-GAAP MEASURES
-----------------------------------------------------------
Adjusted cash flow from operations (see below)               $     45,611  $      44,177  $     141,966  $    116,124
Net change in assets and liabilities relating to operations         4,178            202          3,874       (13,141)
-----------------------------------------------------------  ------------  -------------  -------------  ------------
   Cash flow provided by operations - GAAP Measure(1)        $     49,789  $      44,379  $     145,840  $    102,983
-----------------------------------------------------------  ------------  -------------  -------------  ------------

(1) Net cash flow provided by operations as per the Unaudited Condensed Consolidated Statements of Cash Flows.

     Adjusted cash flow from operations is a non-GAAP measure that represents cash flow provided by operations before changes in assets and liabilities, as summarized from our Consolidated Statements of Cash Flows. In our discussion of cash flow from operations herein, we have elected to discuss the two primary components of cash flow provided by operations separately.

     Adjusted cash flow from operations, the non-GAAP measure, measures the cash flow earned or incurred from operating activities without regard to the collection or payment of associated receivables or payables. We believe that this is important to consider separately, as it can often be a better way to discuss changes in operating trends in our business caused by changes in production, prices, operating costs, and so forth, without regard to whether the earned or incurred item was collected or paid during that period. We also use this measure because the collection of our receivables or payment of our obligations generally have not been a significant issue for us, but merely a timing issue from one period to the next, with fluctuations generally caused by significant changes in commodity prices or significant changes in drilling activity.

                             DENBURY RESOURCES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The net change in assets and liabilities relating to operations, is also important, as it does require or provide additional cash for use in our business; however, we prefer to discuss its effect separately. For instance, as noted above, during the third quarter of 2003, approximately $4.2 million of cash was generated from changes in our working capital balances, primarily decreases in our accrued production receivables and trade and other receivables. Similarly, we used a significant amount of cash in the first nine months of 2002 to fund a $13.1 million increase in working capital, primarily relating to a significant reduction of our payables and accrued liabilities in early 2002 following a high level of drilling and exploitation activity late in 2001.

     Certain of our operating results and statistics for the comparative first nine months and third quarters of 2003 and 2002 are included in the following table.

                                                                  Three Months Ended          Nine Months Ended
                                                                    September 30,               September 30,
------------------------------------------------------------- --------------------------  -------------------------
                                                                  2003          2002          2003         2002
------------------------------------------------------------- ------------- ------------  ------------- -----------
AVERAGE DAILY PRODUCTION VOLUME
     Bbls                                                            18,051       18,930         18,852      18,201
     Mcf                                                             90,393       99,452         95,341     103,581
     BOE (1)                                                         33,116       35,506         34,742      35,465

OPERATING REVENUES AND EXPENSES (THOUSANDS)
     Oil sales                                                $      44,863 $     42,372  $     140,998 $   107,608
     Natural gas sales                                               43,933       29,781        154,274      86,569
     Gain (loss) on settlements of derivative contracts             (12,031)        (218)       (53,072)      2,430
                                                              ------------- ------------  ------------- -----------
         Total oil and natural gas revenues                   $      76,765 $     71,935  $     242,200 $   196,607
                                                              ------------- ------------  ------------- -----------

     Lease operating expenses                                 $      22,400 $     17,714  $      67,850 $    50,266
     Production taxes and marketing expenses                          3,761        2,969         11,124       8,880
                                                              ------------- ------------  ------------- -----------
         Total production expenses                            $      26,161 $     20,683  $      78,974 $    59,146
                                                              ------------- ------------  ------------- -----------

     CO2 sales to industrial customers                        $       2,238 $      2,182  $       6,872 $     5,568
     CO2 operating costs                                                602          431          1,453         960
                                                              ------------- ------------  ------------- -----------
               CO2 operating margin                           $       1,636 $      1,751  $       5,419 $     4,608
                                                              ------------- ------------  ------------- -----------


AVERAGE UNIT PRICES-INCLUDING IMPACT OF HEDGES
     Oil price per barrel ("Bbl")                             $       24.60 $      24.18  $       24.41 $     21.70
     Gas price per thousand cubic feet ("Mcf")                         4.32         3.26           4.48        3.14

AVERAGE UNIT PRICES-EXCLUDING IMPACT OF HEDGES
     Oil price per Bbl                                        $       27.01 $      24.33  $       27.40 $     21.66
     Gas price per Mcf                                                 5.28         3.25           5.93        3.06

OIL AND GAS OPERATING REVENUES AND EXPENSES PER  BOE (1):
     Oil and natural gas revenues (before hedging)            $       29.14 $      22.09  $       31.13 $     20.06
                                                              ------------- ------------  ------------- -----------

     Oil and gas lease operating costs                        $        7.35 $       5.43  $        7.15 $      5.19
     Oil and gas production taxes and marketing expenses               1.23         0.91           1.17        0.92
                                                              ------------- ------------  ------------- -----------
                 Total oil and gas production expenses        $        8.58 $       6.34  $        8.32 $      6.11
------------------------------------------------------------- ------------- ------------  ------------- -----------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").

                             DENBURY RESOURCES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Production:  Average  daily  production by area for each of the quarters of
     ----------
2002 and the first, second and third quarters of 2003 is listed in the following table.


                                                                    Average Daily Production (BOE/d)
                                     ----------------------------------------------------------------------------------------------
                                        First        Second       Third         Fourth          First       Second        Third
                                       Quarter      Quarter      Quarter        Quarter        Quarter      Quarter      Quarter
Operating Area                          2002          2002         2002          2002           2003         2003          2003
---------------------------------    -----------  ------------ ------------  -------------  ------------- -----------  ------------
Mississippi - non-CO2 floods              12,423        12,124       13,232         15,703         14,537      13,600        13,367
Mississippi - CO2 floods                   3,839         4,278        3,895          3,863          4,345       4,522         4,227
Onshore Louisiana                          8,405         7,717        8,224          7,859          8,509       8,231         7,836
Offshore Gulf of Mexico                   10,550        11,229        9,863          8,287          8,544       8,537         7,374
Other                                        144           178          292            182            158         160           312
                                     -----------  ------------ ------------  -------------  ------------- -----------  ------------
    Total Denbury                         35,361        35,526       35,506         35,894         36,093      35,050        33,116
---------------------------------    -----------  ------------ ------------  -------------  ------------- -----------  ------------

     Average daily BOE production for the third quarter of 2003 was approximately 7% lower than the third quarter of 2002 average, due primarily to production decreases in our offshore Gulf of Mexico properties and onshore Louisiana properties, offset in part by production increases in our Mississippi CO2 flood properties. In both the offshore and onshore Louisiana areas, we have experienced general declines from normal depletion, along with delayed production from equipment downtime and well workovers, with the single largest decrease coming from Thornwell Field in Louisiana, which decreased approximately 1,900 BOE/d from third quarter 2002 levels. Although we have generally had good success in our acquisition of Thornwell Field in 2000, we knew at that time that it was relatively short-lived gas production that would fluctuate with the amount of drilling activity. During 2003, our drilling activity at Thornwell was significantly less than in prior years, contributing to the production decline. Partially offsetting the large decrease onshore Louisiana from Thornwell Field was the impact of our recent success in the Exxon Fee A-1 well in North Lirette Field, which came on production late in the third quarter. A second well drilled in that field commenced production early in the fourth quarter. While both are prolific producers, they too are relatively short-lived wells and are expected to decline in the near future. The increase in our Mississippi CO2 flood properties is due primarily to increased production at Mallalieu Field, which increased over 700 BOE/d from the prior year period due to the CO2 flood that we initiated there during 2002.

     When comparing production in the first nine months of 2002 and 2003, production decreased by only 2% from the prior year period. The primary reason for the decrease is a decline in offshore production of approximately 2,400 BOE/d due to normal depletion as discussed in the quarterly comparison above. Also, consistent with the quarterly comparison above, we experienced declines at Thornwell Field (onshore Louisiana) of approximately 1,300 BOE/d for the nine month comparative periods; however increases from other onshore Louisiana fields such as Lirette Field, Lake Gero Field and Bay Baptiste Field more than offset the Thornwell Field decline. The single largest increase in production when comparing the first nine months of 2002 and 2003 came from the acquisition of COHO's Mississippi properties in August of 2002 (Mississippi - non-CO2 flood properties), which added approximately 1,900 BOE/d (net of Laurel Field sold in January 2003) as these properties were owned for the full nine months in 2003 as compared to one month in 2002.

     In addition to normal depletion and equipment and well failures contributing to the overall decrease in our production when comparing the third quarters and first nine months of 2002 and 2003 as discussed above, there are other factors that have impacted our production. For example, we have had temporary curtailments in our CO2 injection into our tertiary recovery fields at least twice this year, which have delayed the response of additional oil production from these projects (see CO2 Operations above), we have had less than expected production increases from our exploration and development results during the first half of 2003, and we have experienced unexpected delays in drilling and completing offshore wells. Five offshore wells scheduled to be drilled in the first seven months of 2003 were delayed while waiting for partner

                             DENBURY RESOURCES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



approvals, clearance of other logistical issues and negotitions with partners or potential partners. As of November 1, 2003, three offshore and three onshore wells were either drilling or expected to commence drilling within the ensuing two weeks, although even if they are successful, these wells will not have a meaningful impact to our production in 2003. Two offshore wells have been drilled during the third quarter and early fourth quarter and were in the completion process as of November 1, 2003, as were the two wells at North Padre Island, our year-end 2002 discovery. The delay in these wells negatively affected our third quarter production, although with anticipated production from several of these wells, fourth quarter production should be higher than third quarter production and in the range of 34,500 BOE/d to 35,500 BOE/d, depending on completion dates and ultimate production rates of the five offshore wells currently being completed. See "Capital Spending Forecast" in Capital Resources and Liquidity above for a discussion of our tentative 2004 spending plans and the potential impact of these plans on 2004 production.

     Our production for the third quarter of 2003 was weighted slightly towards oil (55%), and it appears that we will remain weighted slightly towards oil throughout 2003, unless we make an acquisition that is predominately oil or predominantly natural gas.

     Oil and Natural Gas Revenues:  Oil and natural gas  revenues,  net of hedge
     ----------------------------
receipts and payments, for the third quarter of 2003 increased $4.8 million, or 7%, from levels in the comparable quarter of 2002, but decreased when comparing the third quarter of 2003 with the first two quarters of 2003. The increase in oil and natural gas revenues when comparing the respective third quarters was primarily due to the increase in commodity prices, which increased revenues by $21.5 million, or 30%, from levels in the prior year quarter. This increase was partially offset by a slight decrease in production volumes, which decreased these revenues by $4.9 million, or 7%. In addition, significant losses on the settlements of derivative contracts substantially reduced these revenues by $11.8 million, or 16%, when comparing the respective third quarters.

     Oil and natural gas revenues, net of hedge receipts and payments, for the first nine months of 2003 increased $45.6 million, or 23%, from levels in the comparable first nine months of 2002, also primarily due to the increase in commodity prices, which increased revenues by $105.1 million, or 53%, from levels in the first nine months of 2002. This increase was partially offset by a slight decrease in production volumes between the respective first nine months, causing only a decrease in revenues of $4.0 million or 2%. In addition, significant losses on the settlements of derivative contracts reduced these revenues by $55.5 million, or 28%, when comparing the two respective first nine months.

     Our realized natural gas prices (excluding hedges) for the third quarter and first nine months of 2003 averaged $5.28 per Mcf and $5.93 per Mcf, respectively, a 62% and 94% increase from the average of $3.25 per Mcf and $3.06 per Mcf realized during the third quarter and first nine months of 2002. Our realized oil prices (excluding hedges) for the third quarter and first nine months of 2003 averaged $27.01 per Bbl and $27.40 per Bbl, respectively, an 11% and 27% increase from the $24.33 per Bbl and $21.66 per Bbl average realized in the third quarter and first nine months of 2002. Under our hedges, we paid out a sizable portion of our increase in revenues due to commodity prices, with cash payments of $12.0 million on our hedges in the third quarter of 2003 and $53.1 million in the first nine months of 2003, as compared to cash payments of $218,000 on our commodity hedges in the third quarter of 2002 and collections of $2.4 million in the first nine months of 2002.

     During 2002, we received an average discount to NYMEX prices on our oil production of approximately $3.73 per Bbl, ranging from $3.30 to $4.25 per Bbl on a quarterly basis. During 2003, the first quarter discount was $4.22 per Bbl, the second quarter discount improved to $3.47 per Bbl, and the third quarter discount further improved to $3.25 per Bbl, one of the lowest discounts we have experienced in our recent corporate history. These compare to a discount of $3.93 in the third quarter of 2002. These fluctuations have a significant impact on our cash flow from quarter to quarter, as they directly impact our net realized oil price. While this discount is difficult to predict, as it fluctuates due to several different market factors, we would not expect it to remain at the third quarter level for the rest of 2003. Long term, we expect our average discount to gradually improve from our historically high levels, as a larger percentage of our oil production will come from our tertiary recovery operations, which produce a light, sweet oil that receives a price that approximates NYMEX prices.

                             DENBURY RESOURCES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     On a weighted average net price per BOE, we received $7.05 and $11.07 per BOE more for our production (excluding hedges) in the third quarter and first nine months of 2003, respectively, than in the comparable periods of 2002.
However, we paid out approximately $3.95 per BOE and $5.60 per BOE on our oil and natural gas hedges in the same 2003 periods, respectively, as compared to minor cash payments in the prior year quarter and cash receipts of $0.25 per BOE in the prior year first nine months. Net of the hedging receipts and payments, our net realized price was approximately $3.17 per BOE higher in the third quarter of 2003 than in the third quarter of 2002, and approximately $5.22 per BOE higher in the first nine months of 2003 than in the first nine months of 2002.

     Production  Expenses:  Lease operating  expenses increased to $7.35 per BOE
     --------------------
and $7.15 per BOE in the third quarter and first nine months of 2003, respectively, from $5.43 per BOE and $5.19 per BOE in the comparable periods of 2002, both of which were also higher than our fourth quarter 2002 average of $6.34 per BOE. The costs of two workovers, relating to mechanical failures at two onshore Louisiana gas wells, totaling approximately $850,000 in the first quarter and $2.0 million in the second quarter of 2003, were the biggest source of the increase in the first part of 2003, with several smaller workovers, including one on a CO2 well (see "CO2 Operations" above), contributing to the higher expense levels in the third quarter of 2003. Other factors contributing to higher operating expenses in 2003 were continued high expenses on the properties acquired from COHO, continued expansion of CO2 tertiary projects (which typically have a higher than average lease operating cost per BOE), along with higher lease fuel costs caused by high natural gas prices. The lower production in 2003 also had a significant impact on per BOE rates. We anticipate that our lease operating expenses on a per BOE basis will be lower during the last quarter of the year, assuming a return to normal operating parameters.

     Production taxes and marketing expenses also increased to $1.23 per BOE and $1.17 per BOE in the third quarter and first nine months of 2003, respectively, from $0.91 per BOE and $0.92 per BOE in the comparable periods of 2002, primarily due to higher commodity prices.

                       General and Administrative Expenses

     General and administrative ("G&A") expenses increased 22% and 13% on a per BOE basis between the respective third quarters and respective first nine months, as set forth below:


                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
-------------------------------------------    ---------------------------------   --------------------------------
                                                    2003              2002              2003             2002
-------------------------------------------    ---------------   ---------------   --------------   ---------------
NET G&A EXPENSE (THOUSANDS)
     Gross G&A expenses                        $        10,748   $         9,691   $       33,152   $        28,671
     State franchise taxes                                 378               342            1,099             1,070
     Operator overhead charges                          (6,359)           (5,708)         (19,382)          (16,256)
     Capitalized exploration costs                      (1,322)           (1,291)          (4,257)           (3,941)
                                               ---------------   ---------------   --------------   ---------------
         Net G&A expense                       $         3,445   $         3,034   $       10,612   $         9,544
                                               ---------------   ---------------   --------------   ---------------
Average G&A expense per BOE                    $          1.13   $          0.93   $         1.12   $          0.99
Employees as of September 30                               369               345              369               345
-------------------------------------------    ---------------   ---------------   --------------   ---------------

     Gross G&A expenses increased $1.1 million and $4.5 million, or 11% and 16%, between the third quarters and first nine months of 2002 and 2003, respectively. The largest components of this increase relate to expenses associated with the recent sale of stock by the Texas Pacific Group in the first quarter of 2003, higher year-end expenses than in the prior year for engineering fees and audit fees, incremental expenses associated with the requirements of the Sarbanes-Oxley Act and an overall increase in personnel and associated expenses. Partially offsetting these increases was a reduction in the third quarter of 2003 of our bonus accrual, based on our expectations that bonuses will be less in 2003 than in 2002 due to less positive operating results during 2003 in certain areas. An increase in operator overhead recovery charges and

                             DENBURY RESOURCES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


capitalized exploration costs in 2003 also partially offset the increase in gross G&A. Our well operating agreements allow us, when we are the operator, to charge a well with a specified overhead rate during the drilling phase and also charge a monthly fixed overhead rate for each producing well. As a result of the additional operated wells from our recent acquisitions and drilling activity during the past year, the amount we recovered as operator overhead charges increased by 11% and 19% between the respective third quarters and first nine months of 2002 and 2003, respectively. Capitalized exploration costs increased slightly between the comparable periods in 2002 and 2003, along with increases in employees, employee related costs and certain administrative overhead costs. The net effects of the increases in gross G&A expenses, operator overhead recoveries and capitalized exploration costs were 14% and 11% increases in net G&A expense between the respective third quarters and first nine months. On a per BOE basis, G&A expenses increased 22% and 13% in the third quarter and first nine months of 2003 as compared to the comparable periods of 2002, the higher percentage increases resulting from the lower overall production levels.

                         Interest and Financing Expenses


                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
-----------------------------------------------------  -----------------------------    ---------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS                2003           2002             2003           2002
-----------------------------------------------------  --------------  -------------    ------------   ------------
Interest expense                                       $        5,358  $       6,860    $     18,046   $     20,086
Non-cash interest expense                                        (226)          (659)         (1,025)        (1,959)
                                                       --------------  -------------    ------------   ------------
Cash interest expense                                           5,132          6,201          17,021         18,127
Interest and other income                                        (412)          (407)           (963)        (1,229)
                                                       --------------  -------------    ------------   ------------
       Net cash interest expense                       $        4,720  $       5,794    $     16,058   $     16,898
                                                       --------------  -------------    ------------   ------------
Average net cash interest expense per BOE              $         1.55  $        1.77    $       1.69   $       1.75
Average interest rate (1)                                        6.2%           7.1%            6.5%           7.0%
Average debt outstanding                               $      332,913  $     351,087    $    350,670   $    345,395
-----------------------------------------------------  --------------  -------------    ------------   ------------

     (1) Includes commitment fees but excludes amortization of debt issue costs.

     Interest expense for the third quarter of 2003 decreased from levels in the comparable prior year period primarily due to (i) lower overall interest rates, largely due to the refinancing of our subordinated debt (see "Debt Refinancing" above), (ii) a 5% lower average outstanding debt balance during the third quarter of 2003, and (iii) reduced debt issue cost amortization resulting from the complete amortization of costs associated with the original maturity of our bank credit line in December 2002. For the first nine months of 2003, our average debt levels were higher, primarily because both issues of subordinated debt were outstanding for 16 days during the second quarter due to the mechanics of the required 30 day notice to call the old subordinated notes.

                             DENBURY RESOURCES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    Depletion, Depreciation and Amortization


                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
----------------------------------------------------  -----------------------------   -----------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS              2003            2002            2003            2002
----------------------------------------------------  -------------   -------------   -------------  --------------
Depletion and depreciation                            $      20,805   $      21,376   $      64,234  $       64,975
Depreciation of CO2 assets                                      635             521           1,665           1,660
Accretion of discount on asset retirement obligations           752               -           2,255               -
Site restoration provision                                        -             702               -           2,265
Depreciation of other fixed assets                              374             432           1,095           1,262
                                                      -------------   -------------   -------------  --------------
     Total DD&A                                       $      22,566   $      23,031   $      69,249  $       70,162
                                                      -------------   -------------   -------------  --------------

DD&A per BOE:
  Oil and natural gas properties                      $        7.08   $        6.76   $        7.01  $         6.95
  CO2 assets and other fixed assets                            0.33            0.29            0.29            0.30
                                                      -------------   -------------   -------------  --------------
     Total DD&A cost per BOE                          $        7.41   $        7.05   $        7.30  $         7.25
---------------------------------------------------   -------------   -------------   -------------  --------------

     In total, our depletion, depreciation and amortization ("DD&A") rate on a per BOE basis increased $0.05 per BOE in the first nine months of 2003 as compared to the first nine months of 2002, based on our revised estimate of reserves, production and expenditures for 2003. Our DD&A rate is evaluated each quarter and is adjusted to our best estimate of projected reserves at year-end, and estimated production and capital expenditures for the full year. Based on the ultimate outcome of these factors, we adjust our DD&A computation for the full year in the fourth quarter. Although our exploration results in the first half of 2003 were not as good as expected, we have had recent success in a new discovery at North Lirette Field in Louisiana, and successful wells at Brazos A-21 and West Cameron 192, both offshore Gulf of Mexico, and we have up to an additional six exploratory wells planned for the remainder of 2003, although it is possible that some or all of these wells may not be completed and evaluated by year-end. Also, we are in the process of preparing our 2004 exploration and development program, which will include an expansion of our tertiary recovery properties. We expect that we will be able to add additional proved reserves related to these new tertiary projects by year-end, but have not yet quantified these amounts, nor finalized our 2004 budget. Based on our current estimates related to these items and the uncertain timing and results of these last few exploration wells, we have increased our DD&A rate slightly from the level in the first two quarters of 2003. However, depending on the outcome of these estimates and other factors that could change before year-end 2003, our DD&A rate could change significantly in the last quarter of 2003.

     Effective January 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk- free interest rate, and that the corresponding amount be capitalized by increasing the carrying amount of the related long- lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, the difference is recorded to the full cost pool, unless significant. The adoption of this statement resulted in a $2.6 million benefit to net income during the first quarter of 2003 and was recorded as a cumulative effect of a change in accounting principle in our Consolidated Statements of Operations. As part of the adoption, we ceased accruing for site reclamation costs, as had been our practice in the past, and recorded a $41.0 million liability representing the estimated present value of our retirement obligations, with a $34.4 million increase to oil and natural gas properties. On an undiscounted basis, we estimated our retirement obligations as of January 1, 2003 to be $81.8 million, with an estimated salvage value of $43.3 million, also on an undiscounted basis. DD&A is calculated on the increase to oil and natural gas properties, net of estimated salvage value. We also include the accretion of discount on the asset retirement obligation in our DD&A expense.

                             DENBURY RESOURCES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  Income Taxes

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
----------------------------------------------------------  -------------------------   ---------------------------
AMOUNTS IN THOUSANDS, EXCEPT PER BOE AMOUNTS AND TAX RATES      2003         2002           2003           2002
----------------------------------------------------------  ------------  -----------   ------------   ------------

   Current income tax expense (benefit)                     $     (1,514) $        20   $        123   $       (428)
   Deferred income tax expense                                     9,064        8,141         18,946         15,679
                                                            ------------  -----------   ------------   ------------
        Total income tax expense                            $      7,550  $     8,161   $     19,069   $     15,251
                                                            ------------  -----------   ------------   ------------

Average income tax expense per BOE                          $       2.48  $      2.50   $       2.01   $       1.58
Effective tax rate                                                 33.3%        37.7%          33.0%          32.6%
----------------------------------------------------------  ------------  -----------   ------------   ------------

     Our income tax provision for the 2002 periods was based on an estimated effective tax rate of 38%. The net effective tax rate was lower than the statutory rates, primarily due to the recognition of enhanced oil recovery credits which lowered our overall tax expense. During 2002, we utilized alternative minimum tax loss carryforwards, virtually eliminating our current tax expense. The current income tax credit in the first nine months of 2002 was the result of a tax law change that allowed us to offset 100% of our 2001 alternative minimum taxes with our alternative minimum tax net operating loss carryforwards. Prior to the law change, we were able to offset only 90% of our alternative minimum taxes with these carryforwards. This change resulted in a reclassification of tax expense between current and deferred taxes and did not impact our overall effective tax rate. As of January 1, 2003, we had utilized virtually all of the alternative minimum tax carryforwards and thus recognized current income tax expense for the projected alternative minimum taxes that are expected to be incurred during 2003. We recognized a current income tax credit of $1.5 million in the 2003 third quarter due to a downward revision in our 2003 forecast of taxable income.

                                  Per BOE Data

     The following table summarizes the cash flow, DD&A and results of operations on a per BOE basis for the comparative periods. Each of the individual components are discussed above.

                                                                Three Months Ended           Nine Months Ended
                                                                  September 30,                September 30,
                                                           ----------------------------  --------------------------
Per BOE Data                                                   2003           2002           2003          2002
---------------------------------------------------------- -------------  -------------  ------------  ------------
  Revenue                                                  $       29.14  $       22.09  $      31.13  $      20.06
  Gain (loss) on settlements of derivative contracts               (3.95)         (0.07)        (5.60)         0.25
  Lease operating expenses                                         (7.35)         (5.43)        (7.15)        (5.19)
  Production taxes and marketing expenses                          (1.23)         (0.91)        (1.17)        (0.92)
---------------------------------------------------------- -------------  -------------  ------------  ------------
         Production netback                                        16.61          15.68         17.21         14.20
  Operating cash flow from CO2 operations                           0.54           0.54          0.57          0.48
  General and administrative expenses                              (1.13)         (0.93)        (1.12)        (0.99)
  Net cash interest expense                                        (1.55)         (1.77)        (1.69)        (1.75)
  Current income taxes and other                                    0.50              -             -          0.05
  Changes in assets and liabilities                                 1.37           0.06          0.40         (1.35)
---------------------------------------------------------- -------------  -------------  ------------  ------------
         Cash flow from operations                                 16.34          13.58         15.37         10.64
  DD&A                                                             (7.41)         (7.05)        (7.30)        (7.25)
  Deferred income taxes                                            (2.97)         (2.49)        (2.00)        (1.62)
  Amortization of derivative contracts and other non-cash
     hedging adjustments                                            0.47           0.35          0.39          0.35
  Early retirement of subordinated debt                                -              -         (1.86)            -
  Cumulative effect of a change in accounting principle                -              -          0.28             -
  Changes in assets and liabilities and other non-cash items       (1.46)         (0.27)        (0.52)         1.13
---------------------------------------------------------- -------------  -------------  ------------  ------------
         Net income                                        $        4.97  $        4.12  $       4.36  $       3.25
---------------------------------------------------------- -------------  -------------  ------------  ------------

                             DENBURY RESOURCES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NEW ACCOUNTING STANDARDS

     SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," became effective July 1, 2001 and January 1, 2002, respectively. It is our understanding that the Securities and Exchange Commission has raised questions as to the proper application by registrants in the oil and gas industry of the provisions of SFAS No. 141 and SFAS No. 142 and has referred this question to the Emerging Issues Task Force of the FASB. In question is whether the acquisition of contractual mineral interests, both proved and undeveloped, should be classified separately as "intangible assets" on the balance sheet apart from other oil and gas property costs. Currently, Denbury, and virtually all other companies in the oil and gas industry, have historically included purchased contractual mineral rights in oil and gas properties on their balance sheets. Until we receive further guidance regarding this issue, we will continue to include mineral interests as oil and gas properties on our balance sheet for mineral interests acquired subsequent to September 30, 2001. Based on the limited guidance pertaining to this issue, we have not calculated any potential balance sheet reclassification at this time. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and any reclassifications, if necessary, would not impact the Company's results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." The Interpretation will significantly change whether entities included in its scope are consolidated by their sponsors, transferors, or investors. An entity is considered to be a variable interest entity when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity's activities, or (iii) the entity's equity neither absorbs losses nor benefits from gains. These provisions apply immediately to variable interests in Variable Interest Entities ("VIEs") created after January 15, 2003, and were originally slated to be effective in the third quarter of 2003 for VIEs in which a company holds a variable interest that it acquired prior to February 1, 2003. At the October 8, 2003 FASB meeting, the FASB agreed to a deferral of the effective date for VIEs created before February 1, 2003 until the first reporting period ended after December 15, 2003. Subsequent to January 31, 2003, we have not acquired an interest in any VIEs that would require immediate consolidation under Interpretation No. 46. We are currently evaluating our financial arrangements to determine whether any VIEs existed prior to January 31, 2003.

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

                             DENBURY RESOURCES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




                                                           Expected Maturity Dates
---------------------------------------- ------------------------------------------------   -----------    -----------
                                                                                              Carrying        Fair
Amounts in Thousands                      2003-2005     2006         2007     Thereafter       Value          Value
---------------------------------------- ----------- ----------- ------------ -----------   -----------    -----------
Variable rate debt:
     Bank debt..........................  $        - $   104,000   $        -  $        -   $   104,000    $   104,000
           (The weighted-average interest rate on the bank debt at September 30, 2003 was 3.0%.)

Fixed rate debt:
     7.5% subordinated debt, net of
        discount, due 2013.............. $         - $         -   $        -  $  225,000   $   223,154    $   225,000
           (The interest rate on the subordinated debt is a fixed rate of 7.5%.)

     We enter into various financial contracts to hedge our exposure to commodity price risk associated with anticipated future oil and natural gas production. We do not hold or issue derivative financial instruments for trading purposes. These contracts have historically consisted of price floors, collars and fixed price swaps. We generally attempt to hedge between 50% and 75% of our anticipated production each year to provide us with a reasonably certain amount of cash flow to cover most of our budgeted exploration and development expenditures without incurring significant debt. When we make an acquisition, we attempt to hedge a large percentage, up to 100%, of the forecasted production for the subsequent one to three years following the acquisition in order to help provide us with a minimum return on our investment. Our recent hedging activity has been predominately through the purchase of collars, although for the recent COHO acquisition, we also used swaps in order to lock in the prices used in our economic forecasts. As the result of a sale of a portion of the COHO properties in early 2003, our hedges have covered over 85% of our production during the first nine months of 2003. All of the mark-to-market valuations used for our financial derivatives are provided by external sources and are based on prices that are actively quoted. We manage and control market and counter party credit risk through established internal control procedures which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counter parties through formal credit policies, monitoring procedures, and diversification.

     At September 30, 2003, our derivative contracts were recorded at their fair value, which was a net liability of approximately $35.5 million, a decrease of approximately $100,000 from the $35.6 million fair value liability recorded as of December 31, 2002. This change is the result of the expiration of certain derivative contracts during 2003 for which we recorded amortization expense of $891,000, partially offset by an increase in the fair market value liability of the remaining hedges due to an increase in oil and natural gas commodity prices between December 31, 2002 and September 30, 2003. Information regarding our current hedging positions is included in Note 9 to the Unaudited Condensed Consolidated Financial Statements.

     Based on NYMEX natural gas futures prices at September 30, 2003, we would expect to make future cash payments of $10.5 million on our natural gas commodity hedges. If natural gas futures prices were to decline by 10%, the amount we would expect to pay under our natural gas commodity hedges would decrease to $3.0 million, and if futures prices were to increase by 10% we would expect to pay $19.5 million. Based on NYMEX crude oil futures prices at September 30, 2003, we would expect to pay $15.4 million on our crude oil commodity hedges. If crude oil futures prices were to decline by 10%, we would expect to pay $4.4 million, and if crude oil futures prices were to increase by 10%, we would expect to pay $28.0 million under our crude oil commodity hedges.

                          Critical Accounting Policies

     For a discussion of our critical accounting policies, which are related to property, plant and equipment, depletion and depreciation, oil and natural gas reserves and hedging activities, and which remain unchanged, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2002.

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

Item 4.  Controls and Procedures
--------------------------------

     Denbury maintains disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective in all material respects in providing to them on a timely basis material information required to be disclosed in this quarterly report.

     There have been no significant changes in internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, Denbury's internal controls over financial reporting.

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K during the Third Quarter of 2003
--------------------------------------------------------------------------

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

     * Filed herewith.

     Reports on Form 8-K:
     -------------------

     On July 31, 2003, we filed a Form 8-K which included our press release on our second quarter 2003 earnings.

     On August 12, 2003, we filed a Form 8-K that announced that Denbury had adopted a pre-determined stock repurchase plan to purchase shares of its common stock on the New York Stock Exchange in order for such repurchased shares to be made available for purchase by employees under Denbury's Employee Stock Purchase Plan.

     On September 22, 2003, we filed a form 8-K that announced that David Bonderman, without any disagreement with the Company or its management, resigned as a director of Denbury Resources Inc.

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





Date: November 12, 2003