Form 10-K
period 2003-12-31
DENBURY RESOURCES INC
filed 2004-03-12
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 2003 FORM 10-K
         (Mark One)

    [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

                                       OR

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _________ to________

                         Commission file number 1-12935

                             DENBURY RESOURCES INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                       20-0467835
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)


       5100 Tennyson Parkway,
        Suite 3000, Plano, TX                               75024
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (972) 673-2000

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

     As of June 30, 2003, the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $466,620,000.

     The number of shares outstanding of the registrant's Common Stock as of March 1, 2004, was 54,460,365.

                                          DOCUMENTS INCORPORATED BY REFERENCE

Document                                                                   Incorporated as to
1. Notice and Proxy  Statement  for the Annual  Meeting of                 1.  Part III, Items 10, 11, 12, 13, 14
   Shareholders to be held May 12, 2004.
2. Annual Report to Shareholders for the year                              2.  Part I, Item 1 and Part II, Items 5, 6,
   ended  December 31, 2003.                                                   7, 7A, 8

                                               Denbury Resources Inc.
                                          2003 Annual Report on Form 10-K
                                                 Table of Contents


Item                                                                                          Page
----                                                                                          ----
                                                     PART I


1.               Business.....................................................................  3
2.               Properties................................................................... 11
3.               Legal Proceedings............................................................ 11
4.               Submission of Matters to a Vote of Security Holders.......................... 11

                                                     PART II

5.               Market for the Common Stock and Related Matters.............................. 11
6.               Selected Financial Data...................................................... 12
7.               Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................................. 12
7A.              Quantitative and Qualitative Disclosures About Market Risk................... 12
8.               Financial Statements and Supplementary Data.................................. 12
9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................. 12
9A.              Controls and Procedures...................................................... 12

                                                    PART III

10.              Directors and Executive Officers of the Company.............................. 12
11.              Executive Compensation ...................................................... 13
12.              Security Ownership of Certain Beneficial Owners and Management............... 13
13.              Certain Relationships and Related Transactions............................... 13
14.              Principal Accountant Fees and Services....................................... 13

                                                     PART IV

15.              Exhibits, Financial Statement Schedules and Reports on Form 8-K.............. 14
                 Signatures....................................................................16

                             Denbury Resources Inc.

                                     PART I

Item 1. Business
----------------

Website Access to Reports

     We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through our internet website, www.denbury.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The Company

     Denbury Resources Inc. is a Delaware corporation, organized under Delaware General Corporation Law ("DGCL") engaged in the acquisition, development, operation and exploration of oil and natural gas properties in the Gulf Coast region of the United States, primarily in Louisiana, Mississippi and in the Gulf of Mexico. Our corporate headquarters is located at 5100 Tennyson Parkway, Suite 3000, Plano, Texas 75024, and our phone number is 972-673-2000. At December 31, 2003, we had 374 employees, 249 of which were employed in field operations or at the field offices. Our employee count does not include 200 employees of Genesis Energy, Inc. as of December 31, 2003 as its employees exclusively carry out the business activities of Genesis Energy, L.P., which we do not consolidate in our financial statements (See Note 1 to the Consolidated Financial Statements).

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

     Effective December 29, 2003, Denbury Resources Inc. changed its corporate structure to a holding company format. The purposes of creating the holding company structure were to better reflect the operating practices and methods of Denbury, to improve its economics, and to provide greater administrative and operational flexibility. As part of this restructure, Denbury Resources Inc. (predecessor entity) merged into a newly formed limited liability company, and survived as, Denbury Onshore, LLC, a Delaware limited liability company and an indirect subsidiary of the newly formed holding company, Denbury Holdings, Inc. Denbury Holdings, Inc. subsequently assumed the name Denbury Resources Inc. (new entity). The reorganization was structured as a tax free reorganization to Denbury's stockholders and all outstanding capital stock of the original public company was automatically converted into the identical number of and type of shares of the new public holding company. Stockholders' ownership interests in the business did not change as a result of the new structure and shares of the Company remain publicly traded under the same symbol (DNR) on the New York Stock Exchange. The new parent holding company is co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on Denbury's outstanding debt securities.

Business Strategy

     As part of our corporate strategy, we believe in the following fundamental principles:

     o    remain focused in specific regions;

     o acquire properties where we believe additional value can be created through a combination of exploitation, development, exploration and marketing;

                             Denbury Resources Inc.


     o acquire properties that give us a majority working interest and operational control or where we believe we can ultimately obtain it;

     o maximize the value of our properties by increasing production and reserves while reducing cost; and

     o maintain a highly competitive team of experienced and incentivized personnel.

Acquisitions

     Information as to recent acquisitions by Denbury is set forth under Note 2, "Acquisitions," to the Consolidated Financial Statements. Such information is incorporated herein by reference.

Oil and Gas Operations

     Information regarding selected operating data and a discussion of our significant operating areas and the primary properties within those three areas are set forth under "Selected Operating Data," appearing on pages 9 through 13 of the Annual Report to Shareholders and the Operations Sections appearing on pages 17 through 30 of the Annual Report. Such information is incorporated herein by reference.

Oil and Gas Acreage, Productive Wells, Drilling Activity

     Information regarding oil and gas acreage, productive wells and drilling activity are set forth under "Selected Operating Data," appearing on page 13 of the Annual Report.

Title to Properties

     Customarily in the oil and gas industry, only a perfunctory title examination is conducted at the time properties believed to be suitable for drilling operations are first acquired. Prior to commencement of drilling operations, a thorough drill site title examination is normally conducted, and curative work is performed with respect to significant defects. During acquisitions, title reviews are performed on all properties; however, formal title opinions are obtained on only the higher value properties. We believe that we have good title to our oil and natural gas properties, some of which are subject to minor encumbrances, easements and restrictions.

Production

     Information regarding average production rates, unit sale prices and unit costs per BOE are set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 43 through 46 of the Annual Report.

Geographic Segments

     All of our operations are in the United States.

Significant Oil and Gas Purchasers and Product Marketing

     Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. The loss of any single purchaser would not be expected to have a material adverse effect upon our operations; however, the loss of a large single purchaser could potentially reduce the competition for our oil and natural gas production, which in turn could negatively impact the prices we receive. For the year ended December 31, 2003, we had two significant purchasers that each accounted for more than 10% of our total oil and natural gas revenues: Hunt Refining (15%) and Genesis Energy, L.P. (12%). For the year ended December 31, 2002, two purchasers each accounted for 10% or more of our oil and natural gas revenues: Hunt Refining (14%) and Genesis Energy, L.P. (11%). For the year ended December 31, 2001, four purchasers each accounted for 10% or more of our oil and natural gas revenues: Conoco (14%), Hunt Refining (13%), EOTT Energy (12%), and Dynegy (12%).

                             Denbury Resources Inc.


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

Oil Marketing

     The quality of our crude oil varies by area as well as the corresponding price received. In Heidelberg Field, our single largest field, and our other Eastern Mississippi properties, our oil production is primarily light to medium sour crude and sells at a significant discount to the NYMEX prices. In Western Mississippi, our CO2 operations, and in Louisiana, our oil production is primarily light sweet crude, which typically sells at a small discount or even at a premium to NYMEX. For the year ended December 31, 2003, the discount for our oil production from Heidelberg Field averaged $5.92 per Bbl and for our Eastern Mississippi properties as a whole the discount averaged $5.50 per Bbl relative to NYMEX oil prices. For Little Creek Field, the largest of our CO2 properties in Western Mississippi, we averaged a premium of $0.70 per Bbl over NYMEX oil prices, and for our Western Mississippi properties and Louisiana properties as a whole, we averaged a discount of $0.29 per Bbl relative to NYMEX oil prices.

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

Product Price Derivative Hedging Contracts

     To reduce our exposure to fluctuations in the prices of oil and natural gas, we currently and may in the future enter into hedging arrangements for a portion of our oil and natural gas production. Hedging arrangements expose us to risk of financial loss in some circumstances, including when:

     o    production is less than expected;

     o the counter-party to the hedging contract defaults on its contract obligations (as was the case with respect to our hedges placed in 2001 with an Enron subsidiary as counterparty, which resulted in our suffering a loss); or

     o there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

     In addition, these hedging arrangements may limit the benefit we would receive from increases in the prices for oil and natural gas. Information as to these activities is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management," appearing on pages 51 through 52 of the Annual Report and in Note 9, "Derivative Hedging Contracts," to the Consolidated Financial Statements. Such information is incorporated herein by reference.

                             Denbury Resources Inc.


Operating Environment Risk Factors

Oil and Natural Gas Price Volatility

     Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depends primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flow from operations is highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The amount we can borrow or have outstanding under our bank credit facility is subject to semi-annual redeterminations. In the short-term, our production is relatively balanced between oil and natural gas, but long-term, oil prices are likely to affect us more than natural gas prices because approximately 71% of our reserves are oil. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

     o    the level of consumer demand for oil and natural gas;

     o    the domestic and foreign supply of oil and natural gas;

     o the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

     o    the price of foreign oil and natural gas;

     o    domestic governmental regulations and taxes;

     o    the price and availability of alternative fuel sources;

     o    weather conditions;

     o    market uncertainty;

     o political conditions in oil and natural gas producing regions, including the Middle East; and

     o    worldwide economic conditions.

     These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Also, oil and natural gas prices do not necessarily move in tandem. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect upon our financial condition, results of operations, oil and natural gas reserves and the carrying values of our oil and natural gas properties. If the oil and natural gas industry experiences significant price declines, we may, among other things, be unable to meet our financial obligations or make planned expenditures.

     Since the end of 1998, oil prices have gone from near historic low prices to higher prices not experienced for over ten years. At the end of 1998, NYMEX oil prices were at historic lows of approximately $12.00 per Bbl, but during 1999 and 2000 NYMEX oil prices increased to an average of approximately $19.30 and $30.25 per Bbl, respectively. During 2001, NYMEX oil prices declined to an average of approximately $26.00 per Bbl and were at $19.84 per Bbl at the end of 2001. In 2002, NYMEX oil prices increased to average approximately $26.10 per Bbl and ended the year at $31.20 per Bbl. Throughout 2003, NYMEX oil prices remained at these higher prices, averaging approximately $31.00 per Bbl and ending the year at $32.52 per Bbl.

     Natural gas prices have experienced even more volatility over the same five year period. During 1999 natural gas prices averaged approximately $2.35 per Mcf and increased to an average of approximately $4.05 per Mcf during 2001,

                             Denbury Resources Inc.


primarily due to low storage levels. At December 31, 2000, NYMEX natural gas prices were almost $10.00 per Mcf but declined steadily during 2001 as supplies of natural gas increased. As of year-end 2001, natural gas prices declined to $2.57 per Mcf. For 2002 and 2003, natural gas prices generally increased, averaging approximately $3.35 and $5.45 per Mcf, respectively, and ending 2002 at $4.79 per Mcf, and ending 2003 at $6.19 per Mcf.

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

Use of Carbon Dioxide in Tertiary Recovery Operations

     The crude oil production from our tertiary recovery projects depends on having access to sufficient amounts of carbon dioxide. Our ability to produce this oil would be hindered if our supply of carbon dioxide were limited due to problems with our current CO2 producing wells and facilities, including compression equipment, or catastrophic pipeline failure. Our anticipated future production is also dependent on our ability to increase the production volumes of CO2. If our crude oil production were to decline, it could have a material adverse effect on our financial condition and results of operations. Our CO2 tertiary recovery projects require a significant amount of electricity to operate the facilities. If these costs were to increase significantly, it could have a material adverse effect upon the profitability of these operations.

                             Denbury Resources Inc.


Future Performance and Acquisitions

     Unless we can successfully replace the reserves that we produce, our reserves will decline, resulting eventually in a decrease in oil and natural gas production and lower revenues and cash flows from operations. We have historically replaced reserves through both drilling and acquisitions. In the future we may not be able to continue to replace reserves at acceptable costs. The business of exploring for, developing or acquiring reserves is capital intensive. We may not be able to make the necessary capital investment to maintain or expand our oil and natural gas reserves if our cash flows from operations are reduced, due to lower oil or natural gas prices or otherwise, or if external sources of capital become limited or unavailable. Further, the process of using CO2 for tertiary recovery and the related infrastructure requires significant capital investment, often one to two years prior to any resulting production and cash flows from these projects, heightening potential capital constraints. If we do not continue to make significant capital expenditures, or if outside capital resources become limited, we may not be able to maintain our growth rate. In addition, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reserves will be encountered. Exploratory drilling involves more risk than development drilling because exploratory drilling is designed to test formations for which proved reserves have not been discovered.

     We are continually identifying and evaluating acquisition opportunities and we have successfully completed acquisitions throughout our history. Estimating the reserves and forecasted production from acquired properties is inherently difficult and may result in our inability to achieve or maintain targeted production levels. In that case, our ability to realize the total economic benefit from the acquisition may be reduced or eliminated. There can be no assurance that we will successfully consummate any future acquisitions or that such acquisitions of oil and natural gas properties will contain economically recoverable reserves or that any future acquisition will be profitably integrated into our operations.

Competition and Markets

     We face competition from other oil and natural gas companies in all aspects of its business, including acquisition of producing properties and oil and gas leases, marketing of oil and gas, and obtaining goods, services and labor. Many of our competitors have substantially larger financial and other resources. Factors that affect our ability to acquire producing properties include available funds, available information about prospective properties and our standards established for minimum projected return on investment. Gathering systems are the only practical method for the intermediate transportation of natural gas. Therefore, competition for natural gas delivery is presented by other pipelines and gas gathering systems. Competition is also presented by alternative fuel sources, including heating oil and other fossil fuels. Because of the long-lived, high margin nature of our oil and gas reserves and management's experience and expertise in exploiting these reserves, we believe that we are effective in competing in the market.

     The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. There have also been shortages of drilling rigs and other equipment, as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. We cannot be certain when we will experience these issues and these types of shortages or price increases could significantly decrease our profit margin, cash flow and operating results or restrict our ability to drill those wells and conduct those operations that we currently have planned and budgeted.

Federal and State Regulations

     Numerous federal and state laws and regulations govern the oil and gas industry. These laws and regulations are often changed in response to changes in the political or economic environment. Compliance with this evolving regulatory burden is often difficult and costly, and substantial penalties may be incurred for noncompliance. The following section describes some specific laws and regulations that may affect us. We cannot predict the impact of these or future legislative or regulatory initiatives.

                             Denbury Resources Inc.


     Management believes that we are in substantial compliance with all laws and regulations applicable to our operations and that continued compliance with existing requirements will not have a material adverse impact on us. The future annual capital costs of complying with the regulations applicable to our operations is uncertain and will be governed by several factors, including future changes to regulatory requirements. However, management does not currently anticipate that future compliance will have a materially adverse effect on our consolidated financial position or results of operations.

Regulation of Natural Gas and Oil Exploration and Production

     Our operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for drilling wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled in those units and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and gas we can produce from its wells and may limit the number of wells or the locations at which we can drill. The regulatory burden on the oil and gas industry increases our costs of doing business and, consequently, affects its profitability.

Federal Regulation of Sales Prices and Transportation

     The transportation and certain sales of natural gas in interstate commerce are heavily regulated by agencies of the U.S. federal government and are affected by the availability, terms and cost of transportation. In particular, the price and terms of access to pipeline transportation are subject to extensive U.S. federal and state regulation. The Federal Energy Regulatory Commission ("FERC") is continually proposing and implementing new rules and regulations affecting the natural gas industry. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. The ultimate impact of the complex rules and regulations issued by FERC cannot be predicted. Some of FERC's proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. While our sales of crude oil, condensate and natural gas liquids are not currently subject to FERC regulation, our ability to transport and sell such products is dependent on certain pipelines whose rates, terms and conditions of service are subject to FERC regulation. Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective and their effect, if any, on our operations. Historically, the natural gas industry has been heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC, Congress and the states will continue indefinitely into the future.

Natural Gas Gathering Regulations

     State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory-take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.

Federal, State or Indian Leases

     Our operations on federal, state or Indian oil and gas leases are subject to numerous restrictions, including nondiscrimination statutes. Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the Bureau of Land Management, Minerals Management Service ("MMS") and other agencies.

                             Denbury Resources Inc.


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

     Management believes that we are in substantial compliance with applicable environmental laws and regulations. To date, we have not expended any material amounts to comply with such regulations, and management does not currently anticipate that future compliance will have a materially adverse effect on our consolidated financial position or results of operations.

Estimated Net Quantities of Proved Oil and Gas Reserves and Present Value of Estimated Future Net Revenues

     Estimates of net proved oil and gas reserves as of December 31, 2003, 2002 and 2001 have been prepared by DeGolyer and MacNaughton, independent petroleum engineers located in Dallas, Texas. See Note 12, "Supplemental Oil and Natural Gas Disclosures," to the Consolidated Financial Statements and pages 9 and 10 of the Annual Report for disclosure of reserve data. Such information is incorporated herein by reference.

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

                             Denbury Resources Inc.


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

     At December 31, 2003, approximately 39% of our estimated proved reserves are undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and may require successful drilling operations. The reserve data assumes that we can and will make these expenditures and conduct these operations successfully, but these assumptions may not be accurate, and this may not occur.

     Quantities of proved reserves are estimated based on economic conditions, including oil and natural gas prices in existence at the date of assessment. Our reserves and future cash flows may be subject to revisions based upon changes in economic conditions, including oil and natural gas prices, as well as due to production results, results of future development, operating and development costs and other factors. Downward revisions of our reserves could have an adverse affect on its financial condition and operating results.

Item 2.  Properties
-------------------

     See Item 1. Business - "Oil and Gas Operations." We also have various operating leases for rental of office space, office and field equipment, and vehicles. See Note "Off-Balance Sheet Arrangements-Commitments and Obligations" in Management's Discussion and Analysis of Financial Condition and 10, "Commitments and Contingencies," to the Consolidated Financial Statements for the future minimum rental payments. Such information is incorporated herein by reference.

Item 3.  Legal Proceedings
--------------------------

     In the opinion of management, there are no material pending legal proceedings in the ordinary course of business to which Denbury or any of our subsidiaries is a party or of which any of their property is the subject. However, due to the nature of its business, certain legal or administrative proceedings arise from time to time in the ordinary course of its business. See
Note 10, "Commitments and Contingencies," to the Consolidated Financial Statements for further disclosure regarding legal proceedings and contingencies. Such information is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted for a vote of security holders during the fourth quarter of 2003.

                                     PART II

Item 5.  Market for the Common Stock and Related Matters
--------------------------------------------------------

     Information as to the markets in which Denbury's common stock is traded, the quarterly high and low prices for such stock during the last two years, the restriction on the payment of dividends with respect to the common stock, and the approximate number of stockholders of record at March 1, 2004, is set forth under "Common Stock Trading Summary" appearing on page 86 of the Annual Report. Such information is incorporated herein by reference.

     As of March 1, 2004, affiliates of the Texas Pacific Group beneficially own approximately 17% of the Company's outstanding common stock and their representatives hold three of eight seats on Denbury's Board of Directors. As a result of its ownership and provisions of our certificate of incorporation and bylaws, the Texas Pacific Group has historically had the effective ability to elect all our directors and to control our business and affairs, including decisions with respect to the acquisition or disposition of assets, the future issuance of our common stock or other securities, dividend policy and decisions with respect to our drilling, operating and acquisition expenditure plans. While the Texas Pacific Group owns less than 50% of our outstanding common stock, they still are our largest single stockholder and still control such a large portion of our stock that their effective control will not be significantly diminished. Since our certificate of incorporation requires a two-thirds majority vote by the board of directors on most significant transactions, such as significant asset purchases and sales, issuances of equity and debt, changes in the board of directors and other matters, assuming that representatives of the Texas

                             Denbury Resources Inc.



Pacific Group continue to hold over one-third of the board seats as they currently do, they will still be able to veto any decisions on these matters solely by themselves.

Item 6.  Selected Financial Data
--------------------------------

     Selected Financial Data for Denbury for each of the last five years are set forth under "Financial Highlights" appearing on page 2 of the Annual Report. All such information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     Information as to Denbury's financial condition, changes in financial condition and results of operations and other matters is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 33 through 55 of the Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     The information required by Item 7A is set forth under "Market Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 51 through 52 of the Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     Denbury's consolidated financial statements, accounting policy disclosures, notes to financial statements, business segment information, unaudited quarterly information and independent auditors' report are presented on pages 56 through 86 of the Annual Report. All such information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     None.

Item 9A. Controls and Procedures
--------------------------------

     We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K and have determined that such disclosure controls and procedures are effective in all material respects in providing to them on a timely basis material information required to be disclosed in this annual report.

     There have been no changes in internal controls over financial reporting during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, Denbury's internal controls over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Company
--------------------------------------------------------

Directors of the Company

     Information as to the names, ages, positions and offices with Denbury, terms of office, periods of service, business experience during the past five years and certain other directorships held by each director or person nominated to become

                             Denbury Resources Inc.


a director of Denbury will be set forth in the "Election of Directors" segment of the Proxy Statement ("Proxy Statement") for the Annual Meeting of Shareholders to be held May 12, 2004, ("Annual Meeting") and is incorporated herein by reference.

Executive Officers of the Company

     Information concerning the executive officers of Denbury will be set forth in the "Management" section of the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and exchanges and to furnish the Company with copies. Based solely on its review of the copies of such forms received by it, or written representations from such persons, the Company is not aware of any person who failed to file any reports required by
Section 16(a) to be filed for fiscal 2003.

Code of Ethics

     We have adopted a Code of Ethics for Senior Financial Officers and Principal Executive Officer. This Code of Ethics, including any amendments or waivers, is posted on our website at www.denbury.com.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     Information as to Denbury's common stock that may be issued under our equity compensation plans, which plans have been approved by shareholders, and the number of shares of Denbury's common stock beneficially owned as of March 1, 2004, by each of its directors and nominees for director, its five most highly compensated executive officers and its directors and executive officers as a group will be presented under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     Information on related transactions will be presented under the caption "Compensation Committee Interlocks and Insider Participation" and "Interests of Insiders in Material Transactions" in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

     Information required to be presented on principal accountant fees and services will be presented under the caption "Relationship with Independent Accountants" in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

                             Denbury Resources Inc.


                                   PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a) Financial Statements and Schedules. Financial statements and schedules filed as a part of this report are presented on pages 33 through 86 of the Annual Report and are incorporated herein by reference.

Exhibits. The following exhibits are filed as a part of this report.


     Exhibit No.       Exhibit
     -----------       -------

          2(a)         Agreement and Plan of Merger to Form Holding Company, dated as of December 22, 2003, but effective
                       December 29, 2003 at 9:00 a.m. EST, by and among the Registrant, the Predecessor and
                       Denbury Onshore, LLC (incorporated by reference as Exhibit 2.1 of the Registrant's Form 8-K filed
                       December 29, 2003).

          2(b)         Agreement and Plan of Merger and Reorganization, by and among Denbury Resources Inc., Denbury
                       Offshore, Inc., and Matrix Oil & Gas, Inc., and its shareholders, as of June 4, 2001 (incorporated by reference as Exhibit 2 of the Registrant's Current Report on Form 8-K, dated June 15, 2001).

          3(a)         Restated Certificate of Incorporation of Denbury Resources Inc. filed with the Delaware Secretary of State on December 29, 2003 (incorporated by reference as Exhibit 3.1 of the Registrant's Form 8-K filed December 29, 2003).

          3(b)         Bylaws of Denbury Resources Inc., a Delaware corporation, adopted December 29, 2003
                       (incorporated by reference as Exhibit 3.2 of the Registrant's Form 8-K filed December 29, 2003).

          4(a)         Indenture for $225 million of 7.5% Senior Subordinated Notes due 2013 among Denbury Resources
                       Inc., certain of its subsidiaries and JP Morgan Chase Bank as trustee, dated March 25, 2003
                       (incorporated by reference from Exhibit 4(a) to the Registration Statement No. 333-105233-04 on
                       Form S-4, dated May 14, 2003).

          4(b)         First Supplemental Indenture for $225 million of 7.5% Senior Subordinated Notes due 2013 dated as of December 29, 2003, among Denbury Resources Inc., certain of its subsidiaries, and the JP
                       Morgan Chase Bank, as trustee (incorporated by reference as Exhibit 4.1 of the Registrant's Form 8-K dated December 29, 2003).

         10(a)*        Fourth Amended and Restated Credit Agreement, dated  December 30, 2003 between the Company and Bank One, as Administrative Agent, and the financial institutions listed on Schedule 2.1 therein.

         10(b)**       Denbury  Resources  Inc.  Amended and Restated Stock Option Plan  (incorporated  by reference as
                       Exhibit 99 of our Registration  Statement No. 333-106253 on Form S-8, dated June 18, 2003).

         10(c)**       Denbury  Resources Inc. Stock  Purchase Plan  (incorporated  by reference as Exhibit 4(g) of the
                       Registrant's  Registration  Statement on Form S-8, No. 333-1006,  dated February 2, 1996, with amendments incorporated by reference as exhibits of the Registrant's  Registration Statements on
                       Forms S-8, No. 333-70485,  dated January 12, 1999,  No.  333-39218,  dated June 13, 2000 and
                       No.  333-90398, dated June 13, 2002).

         10(d)**       Form of indemnification agreement between Denbury Resources Inc. and its officers and directors
                       (incorporated by reference as Exhibit 10 of the Registrant's Form 10-Q for the quarter ended June 30,
                       1999).

                             Denbury Resources Inc.


     Exhibit No.     Exhibit
     -----------     -------

         10(e)**     Denbury Resources Inc.  Directors  Compensation Plan  (incorporated by reference as Exhibit 4 of the
                     Registrant's  Registration  Statement on Form S-8, No.  333-39172,  dated June 13, 2000 and amended
                     March  2, 2001).

         10(f)**     Denbury Resources Severance Protection Plan, dated December 6, 2001 (incorporated by reference as Exhibit 10(f) of the Registrant's Form 10-K for the year ended  December 31, 2000).

         13*         Annual Report to Shareholders.

         21*         List of Subsidiaries of Denbury Resources Inc.

         23(a)*      Consent of Deloitte & Touche LLP.

         23(b)*      Consent of DeGolyer and MacNaughton.

         31(a)*      Certification of Chief Executive  Officer Pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002.

         31(b)*      Certification of Chief Financial  Officer Pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002.

         32*         Certification of Chief Executive  Officer and Chief Financial Officer pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.

         99*         The  summary of  DeGolyer  and  MacNaughton's  Report as of December  31,  2003,  on oil and gas
                     reserves (SEC Case) dated March 9, 2004.

*   Filed herewith.
** Compensation arrangements.


(b)  Reports on Form 8-K.

     On November 3, 2003 we filed a Form 8-K, which included our press release on our third quarter earnings.

     On December 19, 2003 we filed a Form 8-K, which announced that Denbury and TPG entered into an underwriting agreement, pursuant to which TPG would sell 8 million shares of Denbury's common stock. Denbury did not receive any proceeds from this transaction.

     On December 29, 2003 we filed a Form 8-K, which  announced that Denbury had
completed  an  internal   reorganization  to  a   holding-company-organizational
structure.

                             Denbury Resources Inc.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Denbury Resources Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              DENBURY RESOURCES INC.

March 10, 2004                                /s/ Phil Rykhoek
                                 -----------------------------------------------
                                                Phil Rykhoek
                                 Sr. Vice President and Chief Financial Officer

March 10, 2004                               /s/ Mark C. Allen
                                 -----------------------------------------------
                                               Mark C. Allen
                                 Vice President and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Denbury Resources Inc. and in the capacities and on the dates indicated.

March 10, 2004                              /s/ Gareth Roberts
                                 -----------------------------------------------
                                               Gareth Roberts
                                 Director, President and Chief Executive Officer
                                       (Principal Executive Officer)

March 10, 2004                                /s/ Phil Rykhoek
                                 -----------------------------------------------
                                                Phil Rykhoek
                                 Sr. Vice President and Chief Financial Officer
                                         (Principal Financial Officer)

March 10, 2004                              /s/ Mark C. Allen
                                 -----------------------------------------------
                                               Mark C. Allen
                                 Vice President and Chief Accounting Officer
                                       (Principal Accounting Officer)

March 10, 2004                             /s/ Wieland F. Wettstein
                                 -----------------------------------------------
                                              Wieland F. Wettstein
                                                  Director

March 10, 2004                              /s/ David I. Heather
                                 -----------------------------------------------
                                              David I. Heather
                                                  Director

March 10, 2004                             /s/ Carrie A. Wheeler
                                 -----------------------------------------------
                                             Carrie A. Wheeler
                                                  Director

March 10, 2004                             /s/ David B. Miller
                                 -----------------------------------------------
                                             David B. Miller
                                                  Director