Form 10-Q
period 2004-03-31
DENBURY RESOURCES INC
filed 2004-05-07
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

            Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                         Commission file number 1-12935


                             DENBURY RESOURCES INC.
             (Exact name of Registrant as specified in its charter)


               Delaware                                        20-0467835
   (State or other jurisdictions of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.)


       5100 Tennyson Parkway
             Suite 3000
             Plano, TX                                           75024
  (Address of principal executive offices)                     (Zip code)


      Registrant's telephone number, including area code:     (972) 673-2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at April 30, 2004

   Common Stock, $.001 par value                        54,673,046

                                      INDEX

                                                                                                 Page
                                                                                                 ----

Part I.  Financial Information
------------------------------

     Item 1. Financial Statements

         Independent Accountants' Report                                                          3

         Unaudited Condensed Consolidated Balance Sheets at March 31, 2004
               and December 31, 2003                                                              4

         Unaudited Condensed Consolidated Statements of Operations for the Three Months
               Ended March 31, 2004 and 2003                                                      5

         Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 2004 and 2003                                                      6

         Unaudited Condensed Consolidated Statements of Comprehensive Operations for
               the Three Months Ended March 31, 2004 and 2003                                     7

         Notes to Unaudited Condensed Consolidated Financial Statements                           8-16

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                         17-28

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         29

     Item 4.  Controls and Procedures                                                            29

 Part II.  Other Information
 ---------------------------

     Item 1.  Not Applicable

     Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities  29

     Items 3-5.  Not Applicable

     Item 6.  Exhibits and Reports on Form 8-K                                                   30

     Signatures                                                                                  31

                          Part I. Financial Information



Item 1.  Financial Statements
-----------------------------

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of Denbury Resources Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Denbury Resources Inc. and subsidiaries (the "Company") as of March 31, 2004, and the related condensed consolidated statements of operations, cash flows and comprehensive operations for the three month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Denbury Resources Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive operations for the year then ended (not presented herein); and in our report dated March 8, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 3 to the condensed consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", effective January 1, 2003.


/s/ Deloitte & Touche LLP

Dallas, Texas
May 6, 2004

                                              DENBURY RESOURCES INC.
                                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Amounts in thousands except share amounts)

                                                                                   March 31,       December 31,
                                                                                     2004              2003
                                                                                  -----------       ----------
                                   Assets
Current assets
  Cash and cash equivalents                                                       $    17,208       $   24,188
  Accrued production receivables                                                       39,487           33,944
  Related party accrued production receivable - Genesis                                 8,810            6,927
  Trade and other receivables                                                          19,307           18,080
  Deferred tax asset                                                                   39,518           25,016
                                                                                  -----------       -----------
      Total current assets                                                            124,330          108,155
                                                                                  -----------       ----------
Property and equipment
  Oil and natural gas properties (using full cost accounting)
      Proved                                                                        1,456,736        1,409,579
      Unevaluated                                                                      46,082           46,065
  CO2 properties and equipment                                                        105,779           85,467
  Less accumulated depletion and depreciation                                        (722,508)        (696,366)
                                                                                  -----------       ----------
      Net property and equipment                                                      886,089          844,745
                                                                                  -----------       ----------

Investment in Genesis                                                                   7,226            7,450
Other assets                                                                           22,185           22,271
                                                                                  -----------       ----------
      Total assets                                                                $ 1,039,830       $  982,621
                                                                                  ===========       ==========
                    Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued liabilities                                        $    63,672       $   62,349
  Oil and gas production payable                                                       24,013           22,215
  Derivative liabilities                                                               46,791           42,010
                                                                                  -----------       ----------
      Total current liabilities                                                       134,476          126,574
                                                                                  -----------       ----------
Long-term liabilities
  Long-term debt                                                                      303,251          298,203
  Asset retirement obligations                                                         42,199           41,711
  Derivative liabilities                                                                2,121            2,603
  Deferred revenue - Genesis                                                           20,957           21,468
  Deferred tax liability                                                               88,732           68,555
  Other                                                                                 2,077            2,305
                                                                                  -----------       ----------
      Total long-term liabilities                                                     459,337          434,845
                                                                                  -----------       ----------

Stockholders' equity
  Preferred stock, $.001 par value, 25,000,000 shares authorized; none
    issued and outstanding                                                                  -                -
  Common stock, $.001 par value, 100,000,000 shares authorized;
    54,681,382 and 54,190,042 shares issued at March 31, 2004 and
    December 31, 2003, respectively                                                        55               54
  Paid-in capital in excess of par                                                    406,534          401,709
  Retained earnings                                                                    68,960           46,656
  Accumulated other comprehensive loss                                                (29,271)         (27,113)
  Treasury stock, at cost, 17,921 and 8,162 shares at March 31, 2004 and
    December 31, 2003, respectively                                                      (261)            (104)
                                                                                  -----------       ----------
      Total stockholders' equity                                                      446,017          421,202
                                                                                  -----------       ----------
      Total liabilities and stockholders' equity                                  $ 1,039,830       $  982,621
                                                                                  ===========       ==========

           (See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

                                        DENBURY RESOURCES INC.
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Amounts in thousands except per share amounts)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                ---------------------
                                                                                  2004         2003
                                                                                --------     --------

Revenues
  Oil, natural gas and related product sales
    Unrelated parties                                                           $ 91,274     $ 99,311
    Related party - Genesis                                                       18,962       12,413
  CO2 sales and transportation fees
    Unrelated parties                                                                284        2,189
    Related party - Genesis                                                        1,077            -
  Loss on settlements of derivative contracts                                    (14,268)     (27,685)
  Interest income and other                                                          419          204
                                                                                --------     --------
       Total revenues                                                             97,748       86,432
                                                                                --------     --------

Expenses
  Lease operating expenses                                                        22,528       22,402
  Production taxes and marketing expenses                                          4,067        3,896
  CO2 operating expenses                                                             144          317
  General and administrative expenses                                              4,748        3,791
  Interest                                                                         5,081        6,461
  Depletion and depreciation                                                      27,324       23,553
  Amortization of derivative contracts and other
    non-cash hedging adjustments                                                     818       (1,510)
                                                                                --------     --------
      Total expenses                                                              64,710       58,910
                                                                                --------     --------
Equity in net income (loss) of Genesis                                               (93)          16
                                                                                --------     --------
Income before income taxes                                                        32,945       27,538

Income tax provision
  Current income taxes                                                             2,119        2,730
  Deferred income taxes                                                            8,522        6,355
                                                                                --------     --------
Income before cumulative effect of change in accounting principle                 22,304       18,453

Cumulative effect of change in accounting principle, net of income
  taxes of $1,600                                                                      -        2,612
                                                                                --------     --------
Net income                                                                      $ 22,304     $ 21,065
                                                                                ========     ========

Net income per common share - basic
  Income before cumulative effect of change in accounting principle             $   0.41     $   0.34
  Cumulative effect of change in accounting principle                                  -         0.05
                                                                                --------     --------
  Net income per common share - basic                                           $   0.41     $   0.39
                                                                                ========     ========

Net income per common share - diluted
  Income before cumulative effect of change in accounting principle             $   0.40     $   0.33
  Cumulative effect of change in accounting principle                                  -         0.05
                                                                                --------     --------
  Net income per common share - diluted                                         $   0.40     $   0.38
                                                                                ========     ========
Weighted average common shares outstanding
  Basic                                                                           54,388       53,639
  Diluted                                                                         56,313       55,049

           (See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

                                             DENBURY RESOURCES INC.
                            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Amounts in thousands)
                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                     --------------------------
                                                                                        2004           2003
                                                                                     -----------    -----------
Cash flow from operating activities:
  Net income                                                                         $    22,304    $    21,065
  Adjustments needed to reconcile to net cash flow provided by operations:
    Depreciation, depletion and amortization                                              27,324         23,553
    Amortization of derivative contracts and other non-cash hedging adjustments              818         (1,510)
    Deferred income taxes                                                                  8,522          6,355
    Deferred revenue - Genesis                                                              (511)             -
    Amortization of debt issue costs and other                                               463            515
    Cumulative effect of change in accounting principle                                        -         (2,612)
  Changes in assets and liabilities:
    Accrued production receivable                                                         (7,426)       (15,865)
    Trade and other receivables                                                           (1,227)        (1,233)
    Other assets                                                                               -           (330)
    Accounts payable and accrued liabilities                                               1,723          1,653
    Oil and gas production payable                                                         1,798          3,870
    Other liabilities                                                                       (793)            48
                                                                                     -----------    -----------
Net cash provided by operations                                                           52,995         35,509
                                                                                     -----------    -----------
Cash flow used for investing activities:
    Oil and natural gas expenditures                                                     (47,750)       (32,668)
    Acquisitions of oil and gas properties                                                  (163)        (3,693)
    Acquisitions of CO2 assets and capital expenditures                                  (20,203)        (6,904)
    Proceeds from oil and gas property sales                                                 512         26,366
    Increase in restricted cash                                                             (203)          (146)
    Net purchases of other assets                                                           (304)        (1,094)
                                                                                     -----------    -----------
Net cash used for investing activities                                                   (68,111)       (18,139)
                                                                                     -----------    -----------
Cash flow from financing activities:
    Bank repayments                                                                       (3,000)      (110,000)
    Bank borrowings                                                                        8,000         10,000
    Issuance of subordinated debt                                                              -        223,057
    Issuance of common stock                                                               3,879          1,325
    Purchase of treasury stock                                                              (743)             -
    Costs of debt financing                                                                    -         (4,522)
                                                                                     -----------    -----------
Net cash provided by financing activities                                                  8,136        119,860
                                                                                     -----------    -----------
Net increase (decrease) in cash and cash equivalents                                      (6,980)       137,230

Cash and cash equivalents at beginning of period                                          24,188         23,940
                                                                                     -----------    -----------
Cash and cash equivalents at end of period                                           $    17,208    $   161,170
                                                                                     ===========    ===========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                         $     8,950    $    10,260
    Cash paid (refunded) during the period for income taxes                                 (273)             -

          (See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

                                             DENBURY RESOURCES INC.
                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                                            COMPREHENSIVE OPERATIONS
                                             (Amounts in thousands)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                       ----------------------
                                                                                         2004          2003
                                                                                       --------      --------
Net income                                                                             $ 22,304      $ 21,065
Other comprehensive income (loss), net of income tax:
  Change in fair value of derivative contracts, net of tax of
    $(6,744) and $(16,069), respectively                                                (11,004)      (26,218)
  Reclassification adjustments related to settlements of derivative contracts,
    net of tax of $5,422 and $10,121, respectively                                        8,846        16,513
                                                                                       --------      --------
Comprehensive income                                                                   $ 20,146      $ 11,360
                                                                                       ========      ========













             (See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements of Denbury Resources Inc. and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms "we," "our," "us," "Denbury" or "Company" refer to Denbury Resources Inc. and its subsidiaries. These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003. Any capitalized terms used but not defined in these Notes to Unaudited Condensed Consolidated Financial Statements have the same meaning given to them in the Form 10-K.

     Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In management's opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of Denbury as of March 31, 2004 and the consolidated results of its operations and cash flows for the three month periods ended March 31, 2004 and 2003. Certain prior period items have been reclassified to make the classification consistent with the classification in the most recent quarter.

Strategic Sale of Offshore Operations

     In March 2004, we announced that we hired an investment banker to assist us with the sale of our offshore operations. We have elected to sell this portion of our business to better focus on our core operations, particularly our tertiary operations, where we have lower risk, greater predictability, virtually no competition and greater profitability. As of May 6, 2004, this process was ongoing, with several companies expected to visit our data room. We anticipate closing a transaction mid-year, pending negotiation of an acceptable price and other transaction terms. If we are unable to obtain an acceptable price, we may withdraw the sales package. Our offshore properties make-up approximately 12.5% of our proved reserves (approximately 96 Bcfe as of December 31, 2003) and represented approximately 25% of our first quarter of 2004 production (8,521 BOE/d).

Stock-based Compensation

     We issue stock options to all of our employees under our stock option plan, which we account for utilizing the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and its related interpretations. Under these principles we do not recognize any stock-based employee compensation for stock option grants, as long as the exercise price is equal to the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition and measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, in accounting for our stock option plan.

                             DENBURY RESOURCES INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Three Months Ended
                                                                                March 31,
                                                                        ------------------------
                                                                          2004          2003
                                                                        ----------   -----------
Net income: (thousands)
    Net income, as reported...........................................  $   22,304   $    21,065
    Less: stock-based compensation expense applying fair value
        based method, net of related tax effects .....................       1,676           558
                                                                        ----------   -----------
    Pro-forma net income .............................................  $   20,628   $    20,507
                                                                        ==========   ===========

Net income per common share
    As reported:
        Basic ........................................................  $     0.41   $      0.39
        Diluted.......................................................        0.40          0.38
    Pro forma:
        Basic ........................................................  $     0.38   $      0.38
        Diluted ......................................................        0.38          0.38

2.  NEW ACCOUNTING STANDARDS

     In March 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") addressed certain issues relative to the application of standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," by companies in the extractive industries, including oil and gas companies. In question was whether acquired contractual mineral interests, both proved and undeveloped, should be classified separately as "intangible assets" on the balance sheet apart from other oil and gas property costs. Denbury and virtually all other companies in the oil and gas industry have historically included purchased contractual mineral rights in oil and gas properties on the balance sheet. We understand the EITF has reached a consensus that mineral rights in oil and gas properties are to be classified as tangible assets, and that the FASB has ratified that consensus, subject to amendment of SFAS No. 141 and 142. Based on the limited guidance available at this time, we estimate that we have approximately $204 million at March 31, 2004 and $196 million at December 31, 2003 (without reduction for depletion, depreciation, and amortization), of acquisition costs subsequent to July 1, 2001 that would be considered acquired contractual mineral rights. The resolution of these issues related to SFAS No. 141 and 142 would not impact the Company's total assets, results of operations or cash flows.


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

                             DENBURY RESOURCES INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the changes in our asset retirement obligations for the three months ended March 31, 2004.

                                                              Three Months Ended
                                                                March 31, 2004
                                                              ------------------
                                                                (in thousands)
Beginning asset retirement obligation, as of 12/31/2003....        $ 43,812
Liabilities incurred during period.........................             281
Liabilities settled during period..........................            (961)
Accretion expense..........................................             768
                                                                   --------
Ending asset retirement obligation.........................        $ 43,900
                                                                   ========

     At March 31, 2004, $1.7 million of our asset retirement obligation was classified in "Accounts payable and accrued liabilities" under current liabilities in our Condensed Consolidated Balance Sheets. We hold cash and liquid investments in escrow accounts that are legally restricted for certain of our asset retirement obligations. The balances of these escrow accounts were $9.7 million at March 31, 2004, and $9.5 million at December 31, 2003 and are included in "Other assets" in our Condensed Consolidated Balance Sheets.

4.  NET INCOME PER COMMON SHARE

     Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options and any other convertible securities outstanding. For the three month periods ended March 31, 2004 and 2003, there were no adjustments to net income for purposes of calculating diluted net income per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three month periods ended March 31, 2004 and 2003.

                                                           Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                            2004           2003
                                                           -----          ------
                                                           (shares in thousands)
Weighted average common shares - basic.......             54,388          53,639

Potentially dilutive securities:
Stock options................................              1,925           1,410
                                                          ------          ------
Weighted average common shares - diluted.....             56,313          55,049
                                                          ======          ======

     For the three months ended March 31, 2004 and 2003, common stock options to purchase approximately 425,000 and 1.9 million shares of common stock, respectively, were outstanding but excluded from the diluted net income per common share calculations, as the exercise prices of the options exceeded the average market price of the Company's common stock during these periods and would be anti-dilutive to the calculations.

5.   STOCK REPURCHASE PLAN

     In August 2003, we adopted a stock repurchase plan ("Plan") to purchase shares of our common stock on the NYSE in order for such repurchased shares to be reissued to our employees who participate in Denbury's Employee Stock Purchase Plan. The Plan provides for purchases through an independent broker of 50,000 shares of Denbury's common stock per fiscal quarter for a period of approximately twelve months, or a total of 200,000 shares, beginning August 13, 2003 and ending on July 31, 2004. Purchases are to be made at prices and times determined at the discretion of the independent broker, provided however that no purchases may be made during the

                             DENBURY RESOURCES INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


last ten business days of a fiscal quarter. During 2003, we purchased 100,000 shares at an average cost of $12.77 per share and from January 1, 2004 through March 31, 2004, we purchased 50,000 shares at an average cost of $14.87 per share. Through March 31, 2004, we have reissued 132,079 of these shares under Denbury's Employee Stock Purchase Plan.

6.  RELATED PARTY TRANSACTIONS - GENESIS

     Denbury is the general partner and owns an aggregate 9.25% interest in Genesis Energy, L.P. ("Genesis"), a publicly traded master limited partnership. Genesis has three primary lines of business: crude oil gathering and marketing, pipeline transportation, primarily in Mississippi, Texas, Alabama and Florida, and wholesale marketing of carbon dioxide.

     We are accounting for our 9.25% ownership in Genesis under the equity method of accounting as we have significant influence over the limited partnership; however, our control is limited under the limited partnership agreement and therefore we do not consolidate Genesis. Our equity in Genesis' net income (loss) for the three months ended March 31, 2004 and 2003 was $(93,000) and $16,000. Genesis Energy, Inc., the general partner of which we own 100%, has guaranteed the bank debt of Genesis, which was $9.9 million as of March 31, 2004, and which debt also included $13.3 million in letters of credit of which $3.7 million are for Denbury's benefit to secure purchases of oil from Denbury. There are no guarantees by Denbury or any of its other subsidiaries of the debt of Genesis or of Genesis Energy, Inc.

     Genesis has historically been a purchaser of our crude oil and we anticipate future purchases of our crude oil production by Genesis. At March 31, 2004 and December 31, 2003, we had a production receivable from Genesis of $8.8 million and $6.9 million, respectively. For the three months ended March 31, 2004 and 2003, we recorded oil sales to Genesis of $19.0 million and $12.4 million, respectively. Denbury received other miscellaneous payments from Genesis during the 2004 period, including $30,000 in director fees for certain executive officers of Denbury that are board members of Genesis, and $125,000 in pro rata distributions from Genesis.

CO2 Volumetric Production Payment

     In November 2003, we sold 167.5 Bcf of CO2 to Genesis for $24.9 million ($23.9 million as adjusted for interim cash flows from the September 1, 2003 effective date, and transaction costs) under a volumetric production payment ("VPP"). This sale included the assignment to Genesis of three of our existing long-term commercial CO2 supply agreements with our industrial customers, which represented approximately 60% of our then current industrial CO2 sales volumes. Pursuant to the VPP, Genesis may take up to 52.5 MMcf/d of CO2 through 2009,
43.0 MMcf/d from 2010 through 2012, and 25.2 MMcf/d to the end of the term. We have recorded the net proceeds of the sale as deferred revenue and will recognize such revenue as CO2 is delivered during the term of the VPP. At March 31, 2004, $23.1 million was recorded as deferred revenue ($2.1 million in current liabilities and $21.0 million long term). During the three months ended March 31, 2004, we recognized deferred revenue of $511,000 for deliveries under the VPP. We provide Genesis with certain processing and transportation services in connection with this agreement for a fee of $0.16 per Mcf of CO2 delivered to their industrial customers which resulted in $566,000 in revenue to Denbury in the first quarter of 2004.

                             DENBURY RESOURCES INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of Genesis Energy, L.P. (amounts in thousands):

                                                        Three Months Ended March 31,
                                                       -------------------------------
                                                          2004                 2003
                                                        ---------            ---------
Revenues............................................    $ 198,912            $ 175,682
Cost of sales.......................................      194,813              171,381
Other expenses .....................................        5,104                3,422
                                                        ---------            ---------
  Net income (loss) ................................    $  (1,005)           $     879
                                                        =========            =========

                                                        March 31,          December 31,
                                                          2004                 2003
                                                        ---------            ---------
Current assets.....................................     $  86,232            $  88,211
Non-current assets.................................        57,664               58,904
                                                        ---------            ---------
  Total assets ....................................     $ 143,896            $ 147,115
                                                        =========            =========

Current liabilities ...............................     $  83,556            $  87,244
Non-current liabilities............................         9,900                7,000
Partners' capital..................................        50,440               52,871
                                                        ---------            ---------
  Total liabilities and partners' capital..........     $ 143,896            $ 147,115
                                                        =========            =========

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

     The following is a summary of the net loss representing cash payments on our hedge settlements:

                                  Three Months Ended
                                       March 31,
                               -------------------------
                                 2004            2003
                               ---------        --------
                                (Amounts in thousands)
Oil hedge contracts            $ (10,521)       $ (8,738)
Gas hedge contracts               (3,747)        (18,947)
                               ---------        --------
    Net loss                   $ (14,268)       $(27,685)
                               ==========       ========

     Some of our derivative contracts require us to pay a premium that we amortize over the contract periods. This expense is included in "Amortization of derivative contracts and other non-cash hedging adjustments" in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2003, we recorded premium amortization expense of $294,000, and none was recorded in the first quarter of 2004. For the three months ended March 31, 2004 and 2003, we recognized hedge ineffectiveness gain (loss) of $(818,000) and $459,000, respectively. Also, for the three months ended March 31, 2003, we reclassified $1.3 million related to our former Enron hedges out of accumulated other comprehensive

                             DENBURY RESOURCES INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

income into income which is also included in "Amortization of derivative contracts and other non-cash hedging adjustments."

Hedging Contracts at March 31, 2004

Crude Oil Contracts:
-------------------
                                                NYMEX Contract Prices Per Bbl
                                                -----------------------------
                                                                            Collar Prices
                                                                        ----------------------  Fair Value at
Type of Contract and Period        Bbls/d    Swap Price    Floor Price    Floor     Ceiling     March 31, 2004
-------------------------------- ----------- ------------  ------------ ---------- ----------- -----------------
Swap Contracts
   April 2004 - Dec. 2004            2,500        22.89             -          -           -            (7,381)
   April 2004 - Dec. 2004            4,500        23.00             -          -           -           (13,150)
   April 2004 - Dec. 2004            2,500        23.08             -          -           -            (7,251)

Natural Gas Contracts:
---------------------
                                               NYMEX Contract Prices Per MMBtu
                                               -------------------------------
                                                                            Collar Prices
                                                                        ----------------------  Fair Value at
Type of Contract and Period       MMBtu/d    Swap Price    Floor Price    Floor     Ceiling     March 31, 2004
-------------------------------- ----------- ------------  ------------ ---------- ----------- -----------------
Collar Contracts
   April 2004 - Dec. 2004           30,000            -             -       3.50        4.45           (12,871)
   April 2004 - Dec. 2004           15,000            -             -       3.00        5.87            (2,186)
   April 2004 - Dec. 2004           15,000            -             -       3.00        5.82            (2,271)
    Jan. 2005 - Dec. 2005           15,000            -             -       3.00        5.50            (3,802)

     At March 31, 2004, our derivative contracts were recorded at their fair value, which was a net liability of $48.9 million. To the extent our hedges are considered effective, this fair value liability, net of income taxes, is included in "Accumulated other comprehensive loss" reported under Stockholders' equity in our Condensed Consolidated Balance Sheets. The balance in accumulated other comprehensive loss of $29.3 million at March 31, 2004, represents the deficit in the fair market value of our derivative contracts as compared to the cost of our hedges, net of income taxes. Of the $29.3 million in accumulated other comprehensive loss as of March 31, 2004, $28.0 million relates to current hedging contracts that will expire within the next 12 months.

8.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     On December 29, 2003, we amended the indenture for our 7.5% Senior Subordinated Notes due 2013 to reflect our new holding company organizational structure. As part of this restructuring our indenture was amended so that both Denbury Resources Inc. (the new holding company) and Denbury Onshore, LLC (formerly the parent company and now a wholly-owned subsidiary) became co-obligors of our subordinated debt. Prior to this restructure, Denbury Resources Inc., as the parent company, was the sole obligor. Our subordinated debt is fully and unconditionally guaranteed by Denbury Resources Inc.'s significant subsidiaries. Genesis Energy, Inc., the subsidiary that holds the Company's investment in Genesis Energy, L.P., is not a guarantor of our subordinated debt. Our equity interest in the results of operations of Genesis is reflected through the equity method by one of our significant subsidiaries, Denbury Gathering & Marketing. The following is condensed consolidating financial information for Denbury Resources Inc., Denbury Onshore, LLC, and significant subsidiaries:

                             DENBURY RESOURCES INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheets

                                                                                  March 31, 2004
                                                  ----------------------------------------------------------------------------
                                                       Denbury        Denbury
                                                   Resources Inc.  Onshore, LLC                                    Denbury
                                                  (Parent and Co- (Issuer and Co-   Guarantor                   Resources Inc.
                                                      Obligor)        Obligor)    Subsidiaries   Eliminations   Consolidated
                                                  ---------------  -------------- ------------- -------------- ---------------
Amounts in thousands
ASSETS
Current assets.....................................   $   3,138       $  97,017     $  24,175     $        -     $   124,330
Property and equipment ............................           -         584,209       301,880              -         886,089
Investment in subsidiaries (equity method).........     442,879               -       223,119       (658,772)          7,226
Other assets.......................................           -          17,778         4,407              -          22,185
                                                      ---------       ---------     ---------     -----------    -----------
    Total assets ..................................   $ 446,017       $ 699,004     $ 553,581     $ (658,772)    $ 1,039,830
                                                      =========       =========     =========     ==========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities................................   $       -       $ 126,994     $   7,482     $        -     $   134,476
Long-term liabilities .............................           -         356,117       103,220              -         459,337
Stockholders' equity ..............................     446,017         215,893       442,879       (658,772)        446,017
                                                      ---------       ---------     ---------     ----------     -----------
    Total liabilities and stockholders' equity.....   $ 446,017       $ 699,004     $ 553,581     $ (658,772)    $ 1,039,830
                                                      =========       =========     =========     ==========     ===========

                                                                                December 31, 2003
                                                  ----------------------------------------------------------------------------
                                                       Denbury        Denbury
                                                   Resources Inc.  Onshore, LLC                                    Denbury
                                                  (Parent and Co- (Issuer and Co-   Guarantor                   Resources Inc.
                                                      Obligor)        Obligor)    Subsidiaries   Eliminations   Consolidated
                                                  ---------------  -------------- ------------- -------------- ---------------
Amounts in thousands
ASSETS
Current assets.....................................   $       1       $  85,109     $  23,045     $        -     $   108,155
Property and equipment ............................           -         553,205       291,540              -         844,745
Investment in subsidiaries (equity method).........     421,201               -       210,803       (624,554)          7,450
Other assets.......................................           -          18,019         4,252              -          22,271
                                                      ---------       ---------     ---------     -----------    -----------
    Total assets ..................................   $ 421,202       $ 656,333     $ 529,640     $ (624,554)    $   982,621
                                                      =========       =========     =========     ==========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities................................   $       -       $ 119,364     $   7,210     $        -     $   126,574
Long-term liabilities .............................           -         333,616       101,229              -         434,845
Stockholders' equity ..............................     421,202         203,353       421,201       (624,554)        421,202
                                                      ---------       ---------     ---------     ----------     -----------
    Total liabilities and stockholders' equity.....   $ 421,202       $ 656,333     $ 529,640     $ (624,554)    $   982,621
                                                      =========       =========     =========     ==========     ===========

                                       14

                             DENBURY RESOURCES INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Operations

                                                                   Three Months Ended March 31, 2004
                                                ----------------------------------------------------------------------------
                                                    Denbury        Denbury
                                                 Resources Inc.  Onshore, LLC                                    Denbury
                                                (Parent and Co- (Issuer and Co-   Guarantor                   Resources Inc.
                                                    Obligor)        Obligor)    Subsidiaries   Eliminations   Consolidated
                                                ---------------  -------------- ------------- -------------- ---------------
Amounts in thousands
Revenues......................................     $       -         $ 71,084     $ 26,664      $       -        $ 97,748
Expenses .....................................             -           49,553       15,157              -          64,710
                                                   ---------         --------     --------      ---------        --------
Income before the following:                               -           21,531       11,507              -          33,038
  Equity in net earnings of subsidiaries .....        22,304                -       14,608        (37,005)            (93)
                                                   ---------         --------     --------      ---------        --------
Income before income taxes....................        22,304           21,531       26,115        (37,005)         32,945
Income tax provision .........................             -            6,830        3,811              -          10,641
                                                   ---------         --------     --------      ---------        --------
Net income ...................................     $  22,304         $ 14,701     $ 22,304      $ (37,005)       $ 22,304
                                                   =========         ========     ========      =========        ========

                                                                           Three Months Ended March 31, 2003
                                                              -----------------------------------------------------------
                                                                Denbury
                                                              Resources Inc.                                  Denbury
                                                              (Parent and      Guarantor                    Resources Inc.
                                                                 Issuer)     Subsidiaries  Eliminations     Consolidated
                                                              -------------  ------------  ------------     --------------
Amounts in thousands
Revenues...................................................      $ 57,285     $ 29,147      $      -          $ 86,432
Expenses...................................................        44,320       14,590             -            58,910
                                                                 --------     --------      --------           -------
Income before the following:                                       12,965       14,557             -            27,522
  Equity in net earnings of subsidiaries ..................         8,495           16        (8,495)               16
                                                                 --------     --------      --------          --------
Income before income taxes and
  cumulative effect of a change in accounting principle....        21,460       14,573        (8,495)           27,538
Income tax provision.......................................         4,376        4,709             -             9,085
                                                                 --------     --------      --------          --------
Net income before cumulative effect of a change in
  accounting principle.....................................        17,084        9,864        (8,495)           18,453
Cumulative effect of a change in accounting principle,
  net of income taxes......................................         3,981       (1,369)            -             2,612
                                                                 --------     --------      --------          --------
Net income.................................................      $ 21,065     $  8,495      $ (8,495)         $ 21,065
                                                                 ========     ========      ========          ========

                             DENBURY RESOURCES INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows

                                                                        Three Months Ended March 31, 2004
                                                ----------------------------------------------------------------------------
                                                    Denbury        Denbury
                                                 Resources Inc.  Onshore, LLC                                    Denbury
                                                (Parent and Co- (Issuer and Co-   Guarantor                   Resources Inc.
                                                    Obligor)        Obligor)    Subsidiaries   Eliminations   Consolidated
                                                ---------------  -------------- ------------- -------------- ---------------
Amounts in thousands
Cash flow from operations...................       $  (3,136)        $ 37,741     $ 18,390      $       -        $ 52,995
Cash flow from investing activities.........               -          (49,718)     (18,393)             -         (68,111)
Cash flow from financing activities.........           3,136            5,000            -              -           8,136
                                                   ---------         --------     --------      ---------        --------
Net decrease in cash........................               -           (6,977)          (3)             -          (6,980)
Cash, beginning of period...................               1           24,174           13              -          24,188
                                                   ---------         --------     --------      ---------        --------
Cash, end of period.........................       $       1         $ 17,197     $     10      $       -        $ 17,208
                                                   =========         ========     ========      =========        ========

                                                                             Three Months Ended March 31, 2003
                                                              ---------------------------------------------------------------
                                                                Denbury
                                                              Resources Inc.                                      Denbury
                                                              (Parent and        Guarantor                      Resources Inc.
                                                                 Issuer)       Subsidiaries    Eliminations     Consolidated
                                                              -------------    ------------    ------------    --------------
Amounts in thousands
Cash flow from operations..................................   $  20,288          $ 15,221        $      -        $   35,509
Cash flow from investing activities........................      (3,701)          (14,438)              -           (18,139)
Cash flow from financing activities........................     119,860                 -               -           119,860
                                                              ---------          --------        --------        ----------
Net increase in cash.......................................     136,447               783               -           137,230
Cash, beginning of period..................................      20,281             3,659               -            23,940
                                                              ---------          --------        --------        ----------
Cash, end of period........................................   $ 156,728          $  4,442        $      -        $  161,170
                                                              =========          ========        ========        ==========

                             DENBURY RESOURCES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     You should read the following in conjunction with our financial statements contained herein and our Form 10-K for the year ended December 31, 2003, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

     We are a growing independent oil and gas company engaged in acquisition, development and exploration activities in the U.S. Gulf Coast region. We are the largest oil and natural gas producer in Mississippi and hold significant operating acreage onshore Louisiana and in the offshore Gulf of Mexico. Our goal is to increase the value of acquired properties through a combination of exploitation, drilling, and proven engineering extraction processes, including secondary and tertiary recovery operations. Our corporate headquarters are in Plano, Texas (a suburb of Dallas), and we have three primary field offices located in Houma and Covington, Louisiana, and Laurel, Mississippi.

Overview

     Increased focus on tertiary operations. Since we acquired our first carbon dioxide ("CO2") tertiary flood in Mississippi four years ago, we have gradually increased our emphasis on these types of operations. We particularly like this play because of its risk profile, rate of return and lack of competition in our operating area. Generally, from East Texas to Florida, there are no significant natural sources of carbon dioxide except our own, and these large volumes of CO2 that we own drive the play. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and the sections entitled "Overview" and "CO2 Operations" contained in our 2003 Form 10-K for further information regarding these operations, their potential, and the ramifications of this change in focus.

     Sale of offshore operations. In March 2004, we announced that we hired an investment banker to assist us with the sale of our offshore operations. We have elected to sell this portion of our business to better focus on our core operations, particularly our tertiary operations, where we have lower risk, greater predictability, virtually no competition and greater profitability. As of May 6, 2004, this process was ongoing, with several companies expected to visit our data room. We anticipate closing a transaction mid-year, pending negotiation of an acceptable price and other transaction terms. If we are unable to obtain an acceptable price, we may withdraw the sales package. Our offshore properties make-up approximately 12.5% of our proved reserves (approximately 96 Bcfe as of December 31, 2003) and represented approximately 25% of our first quarter of 2004 production (8,521 BOE/d). See "Capital Resources" below for a discussion of the potential use of proceeds from this sale.

     Operating results. Our cash flow from operations and net income continued to be strong in the first quarter of 2004. For the first quarter of 2004, commodity prices remained high, but were 4% lower than the prices in the comparable period in 2003 on a BOE basis. However, our 2% increase in production, $13.4 million reduction in hedging payments, slightly lower operating expenses on a BOE basis, and a smaller net change in working capital components, resulted in a 49% increase in cash flow from operations. Net income between the two comparable quarters (before the change in accounting principle in 2003) increased 21% in the first quarter of 2004 to a near-record quarterly high of $22.3 million, although less of a percentage increase than the increase in cash flow from operations. This difference is primarily due to a higher depreciation and depletion rate in the first quarter of 2004 primarily due to higher than normal expenditure levels in 2003 and the first part of 2004 in the offshore Gulf of Mexico, which typically has higher finding costs. See "Results of Operations" for a more thorough discussion of these factors.

Capital Resources and Liquidity

     During the first quarter of 2004, we spent $47.8 million on oil and natural gas exploration and development expenditures, $12.6 million on CO2 development expenditures, and approximately $7.7 million on property acquisitions (virtually all CO2 related), for total capital expenditures of approximately $68.1 million. We funded the expenditures with $53.0 million of cash flow from operations and $5.0 million of net bank borrowings, with the balance from cash and other sources. Adjusted cash flow from operations (a non-GAAP measure defined as cash flow from operations before the changes in assets and liabilities as discussed below under "Results of Operations-Operating Results") was $58.9 million, with the difference of $6.0 million, as compared to the GAAP measure, primarily relating to higher oil and gas production receivables at March 31, 2004 caused by the high commodity prices in March 2004 and slightly higher production.

     At March 31, 2004, we had total debt of $305 million, consisting of $225 million of 7.5% subordinated notes due in 2013 and $80 million of bank debt. Our bank borrowing base was reaffirmed as of April 1, 2004 at $220 million, leaving us $140 million of bank credit availability. Since our 2004 capital budget of $172 million is currently less than our

                           DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

anticipated  operating  cash flow,  we should not require any other  significant sources of capital during the year, unless we were to make a significant acquisition. Assuming the offshore property sale is consummated, we expect the proceeds from this sale will be sufficient to repay our bank debt and leave us with a significant amount of cash. Further, we are considering another transaction with Genesis Energy, L.P. ("Genesis") to sell them another volumetric production payment of CO2 and assign them most, if not all, of our remaining long-term CO2 supply agreements with our industrial customers, further increasing our cash balances. We plan to invest our anticipated excess cash over the next couple of years by accelerating our development of CO2 reserves and deliverability at Jackson Dome, accelerating, to the extent possible, our second phase of tertiary operations planned for East Mississippi, and increasing our expenditures elsewhere in areas such as the Barnett Shale. We are also continuing our search for property acquisitions, particularly those that have future tertiary potential. Although we now control most of the fields along our CO2 pipeline, there are a few remaining smaller fields with this potential that we do not control, plus we are continuing to acquire additional interests in the fields that we currently own. There are also oil fields in other areas, which may have future tertiary opportunities, as well as conventional development and exploration possibilities.

Off-Balance Sheet Arrangements

Commitments and Obligations

     Our obligations that are not currently recorded on our balance sheet are our operating leases and various obligations for development and exploratory expenditures arising from purchase agreements, our capital expenditure program, or other transactions common to our industry. In addition, in order to recover our undeveloped proved reserves, we must also fund the associated future development costs as forecasted in the proved reserve reports. Further, one of our subsidiaries, the general partner of Genesis Energy, L.P., has guaranteed the bank debt of Genesis (which as of March 31, 2004, consisted of $9.9 million of debt and $13.3 million in letters of credit, $3.7 million of which are for Denbury's benefit) and we have delivery obligations to deliver CO2 to our industrial customers. Our hedging obligations are discussed in Note 7 to the Unaudited Condensed Consolidated Financial Statements. Neither the amounts nor the terms of these commitments or contingent obligations have changed significantly from the year-end 2003 amounts reflected in our Form 10-K filed in March 2004. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2003 Form 10-K for further information regarding our commitments and obligations.

Results of Operations

CO2 Operations

     As described in the "Overview" section above, our CO2 operations are becoming an ever-increasing part of our business and operations. We believe that there are significant additional oil reserves and production that can be obtained through the use of CO2, and we have outlined certain of this potential in our annual report and other public disclosures. In addition to its long-term effect, this shift in focus impacts certain trends in our current and near-term operating results. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and the section entitled "CO2 Operations" contained in our 2003 Form 10-K for further information regarding these issues.

     During the first quarter of 2004, we drilled two additional CO2 wells that as of May 6, 2004, were in the completion process. During the first quarter, our CO2 production averaged 206 MMcf/d. We used 77% of this, or 158 MMcf/d, in our tertiary operations, and sold the balance to our industrial customers or to Genesis pursuant to our volumetric production payment. We believe that our current production capacity of CO2 will be approximately 300 MMcf/d with the connection of our latest well to our pipeline system, and expect to increase this production capability to as much as 350 MMcf/d by the end of 2004. Two more CO2 wells are planned for the remainder of 2004, which are intended to not only increase CO2 production, but increase our CO2 reserves as well. Assuming the offshore property sale is consummated as planned, we plan to shoot 3-D seismic over the Jackson Dome area late this year and accelerate our development of the CO2 production and reserves there in 2005 and beyond.

     Our oil production from our CO2 tertiary recovery activities increased 13% over fourth quarter 2003 levels to 6,318 Bbls/d in the first quarter of 2004, with almost all of the increase occurring at Mallalieu Field. Production at Mallalieu averaged 3,105 Bbls/d during the first quarter of 2004, as compared to 2,378 Bbls/d in the prior quarter and 1,148 Bbls/d

                           DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

during the first quarter of 2003. We expect our tertiary oil production to further increase during 2004 to an average of over 7,000 Bbls/d for the year, with additional increases expected at all three of our ongoing operations at Mallalieu, Little Creek and McComb Fields. We have seen our first minor production response from McComb Field during the last month as a result of CO2 injections which commenced late in 2003, although we do not expect oil production from this field to be significant until late in 2004.

     We spent approximately $0.11 per Mcf to produce our CO2 during the first quarter of 2004, less than the 2003 average of $0.15 per Mcf, as we did not have any significant workover costs on CO2 wells during the first quarter. However, as a result of continued high oil prices, CO2 royalty expenses increased, partially offsetting other operating expense savings, as certain of our CO2 royalty payments increase if the price of oil increases beyond a certain threshold. Our total cost per thousand cubic feet of CO2 during the first quarter of 2004 was approximately $0.18, after inclusion of depreciation and amortization expense, still significantly less than the $0.31 per thousand cubic feet that we would currently be paying if the purchase contract in place at the time we acquired the CO2 properties in February 2001 were still in place today.

     For the first quarter of 2004, our operating costs for our tertiary properties averaged $10.14 per BOE, less than the prior quarter average of $11.67 per BOE and our 2003 average of $11.34 per BOE. The savings related to the lower cost to produce CO2 discussed above, higher oil production levels, and the realization of approximately $174,000 from the sale of CO2 Kyoto emission reduction credits generated by the re-injection of CO2. In the first quarter of 2003, we received $232,000 from the sale of emission reduction credits.

     Our net operating margin from the sale of CO2 to industrial customers decreased in the first quarter of 2004 to $1.2 million, down from $1.9 million during the first quarter of 2003, primarily related to the volumetric production payment with Genesis at a lower average price per thousand cubic foot than we recovered from the industrial customers in the prior year. The cash from the Genesis volumetric production payment was received when the transaction was consummated in the fourth quarter of 2003, thus $511,000 of the industrial sale revenue is non-cash recognition of deferred revenue.

Operating Results

     As summarized in the "Overview" section above, higher production, reduced hedge payments, lower cash operating expenses and continued high prices resulted in near-record quarterly earnings and cash flow from operations. During the first quarter of 2003, we implemented SFAS No. 143, "Accounting for Asset Retirement Obligations," as more fully discussed below under "Depletion, Depreciation and Amortization." The adoption of SFAS No. 143 was recorded as a cumulative effect adjustment of a change in accounting principle, net of income taxes, in our Unaudited Condensed Consolidated Statements of Operations and is listed below on both a gross and per share basis.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                      Three Months Ended
                                                                           March 31,
-------------------------------------------------------------         ---------------------
Amounts in thousands, except per share amounts                          2004         2003
-------------------------------------------------------------         --------     --------
Income before cumulative effect of a change in
 accounting principle                                                 $ 22,304     $ 18,453
Cumulative effect of a change in accounting
  principle, net of income tax expense of $1,600                             -        2,612
                                                                      --------     --------
    Net income                                                        $ 22,304     $ 21,065
-------------------------------------------------------------         --------     --------
Net income per common share - basic:
  Income before cumulative effect of a change
   in accounting principle                                            $   0.41     $   0.34
  Cumulative effect of a change in accounting principle                      -         0.05
                                                                      --------     --------
    Net income per common share - basic                               $   0.41     $   0.39
-------------------------------------------------------------         --------     --------

Net income per common share - diluted:
  Income before cumulative effect of a change
    in accounting principle                                           $   0.40     $   0.33
  Cumulative effect of a change in accounting principle                      -         0.05
                                                                      --------     --------
    Net income per common share - diluted                             $   0.40     $   0.38
-------------------------------------------------------------         --------     --------
Adjusted cash flow from operations (see below)                        $ 58,920     $ 47,366
Net change in assets and liabilities relating to operations             (5,925)     (11,857)
-------------------------------------------------------------         --------     --------
  Cash flow from operations (1)                                       $ 52,995     $ 35,509
-------------------------------------------------------------         --------     --------
   (1) Net cash flow provided by operations as per the Unaudited Condensed Consolidated Statements of Cash Flows.

     Adjusted cash flow from operations is a non-GAAP measure that represents cash flow provided by operations before changes in assets and liabilities as presented in our Unaudited Condensed Consolidated Statements of Cash Flows. Cash flow from operations is the GAAP measure as presented in our Unaudited Condensed Consolidated Statements of Cash Flows. In our discussion herein, we have elected to discuss these two components of cash flow provided by operations separately.

     Adjusted cash flow from operations, the non-GAAP measure, measures the cash flow earned or incurred from operating activities without regard to the collection or payment of associated receivables or payables. We believe that this is important to consider separately, as we believe it can often be a better way to discuss changes in operating trends in our business caused by changes in production, prices, operating costs, and so forth, without regard to whether the earned or incurred item was collected or paid during that year. We also use this measure because the collection of our receivables or payment of our obligations has not been a significant issue for our business, but merely a timing issue from one period to the next, with fluctuations generally caused by significant changes in commodity prices or significant changes in drilling activity.

     The net change in assets and liabilities relating to operations is also important as it does require or provide additional cash for use in our business; however, we prefer to discuss its effect separately. For instance, as noted above, during the first quarter of both years, we used cash to fund a net increase in our working capital. This was primarily caused by an increase in our accrued production receivables during March caused by unusually high natural gas prices in March 2003, with natural gas index prices in the $9.28 per MMBtu range, and unusually high oil prices in March 2004, with NYMEX oil prices averaging approximately $36.75 per Bbl. We received payment for substantially all of these accrued production receivables during the following month.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain of our operating results and statistics for the comparative first quarters of 2004 and 2003 are included in the following table.

                                                                   Three Months Ended
                                                                        March 31,
---------------------------------------------------------------------------------------
                                                                     2004         2003
---------------------------------------------------------------------------------------

Average daily production volumes
  Bbls/d                                                            19,404       19,565
  Mcf/d                                                            103,457       99,170
  BOE/d (1)                                                         36,647       36,093

Operating revenues and expenses (thousands)
  Oil sales                                                       $ 54,525     $ 52,213
  Natural gas sales                                                 55,711       59,511
  Loss on settlements of derivative contracts (2)                  (14,268)     (27,685)
                                                                  --------     --------
    Total oil and natural gas revenues                            $ 95,968     $ 84,039
                                                                  ========     ========

  Lease operating expenses                                        $ 22,528     $ 22,402
  Production taxes and marketing expenses                            4,067        3,896
                                                                  --------     --------
    Total production expenses                                     $ 26,595     $ 26,298
                                                                  ========     ========

  CO2 sales and transportation fees (3)                           $  1,361     $  2,189
  CO2 operating expenses                                              (144)        (317)
                                                                  --------     --------
    CO2 operating margin                                          $  1,217     $  1,872
                                                                  ========     ========
Unit prices - including impact of hedges
  Oil price per Bbl                                               $  24.92     $  24.69
  Gas price per Mcf                                                   5.52         4.54

Unit prices - excluding impact of hedges
  Oil price per Bbl                                               $  30.88     $  29.65
  Gas price per Mcf                                                   5.92         6.67

Oil and gas operating revenues and expenses per BOE (1):
  Oil and natural gas revenues                                    $  33.06     $  34.40
                                                                  ========     ========

  Oil and gas lease operating expenses                            $   6.76     $   6.90
  Oil and gas production taxes and marketing expense                  1.22         1.20
                                                                  --------     --------
    Total oil and gas production expenses                         $   7.98     $   8.10
---------------------------------------------------------------------------------------

(1)   Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").
(2)   See also "Market Risk Management" below for information concerning the Company's hedging transactions.
(3)   For 2004, includes deferred revenue of $511,000 associated with a volumetric production payment and
      $566,000 of transportation income, both from Genesis.

                                               21

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Production:   Production by area for each  of the quarters of 2003 and the first
-----------   quarter of 2004 is listed in the following table.

                                                  Average Daily Production (BOE/d)
                                  -------------------------------------------------------------
                                         First      Second       Third       Fourth      First
                                        Quarter     Quarter     Quarter      Quarter    Quarter
Operating Area                           2003        2003        2003         2003        2004
-----------------------------------------------------------------------------------------------
Mississippi - non-CO2 floods            14,537      13,600      13,367       13,066      12,754

Mississippi - CO2 floods                 4,345       4,522       4,227        5,579       6,318

Onshore Louisiana                        8,700       8,417       8,024        8,812       8,825

Offshore Gulf of Mexico                  8,353       8,351       7,186        6,865       8,521

Other                                      158         160         312          268         229
                                  -------------------------------------------------------------

   Total Denbury                        36,093      35,050      33,116       34,590      36,647
-----------------------------------------------------------------------------------------------

     While overall production increased only 2% on a BOE/d basis in the first quarter of 2004 as compared to the first quarter of 2003, several factors that caused variances between the two periods should be noted. During the first quarter of 2003 (effective January 31), we sold Laurel Field, a Mississippi non-CO2 flood property that had averaged between 1,500 and 1,700 BOE/d since we acquired it in August 2002. The one month of production in 2003 reduces the quarter over quarter comparison for Mississippi - non-CO2 floods by approximately 526 BOE/d. The balance of the decline in this area is primarily related to normal depletion at several of our fields.

     As more fully discussed in "CO2 Operations" above, oil production from our tertiary operations increased 13% in the first quarter of 2004 over production in the prior quarter and 45% over first quarter of 2003 production. The increased production from tertiary operations essentially offset the decreases in other areas. Production at Thornwell, an onshore Louisiana Field, averaged 2,605 BOE/d during the first quarter of 2004, higher than in the fourth quarter of 2003 due to some recent development work and the processing of liquids for a portion of the quarter because of higher crude and liquid prices, but a 17% decrease from the 3,138 BOE/d produced during the first quarter of 2003.
Production from this field is expected to decline throughout 2004 due to depletion. Incremental production from exploratory discoveries made in the third quarter of 2003 at Lirette, another onshore Louisiana Field, offset the production decline at Thornwell. However, this incremental production from Lirette is expected to begin to decline later in 2004. Offshore production increased between the respective first quarters as a result of several well completions made late in the fourth quarter of 2003 and early in 2004. Production from this area is expected to decline again during the second half of the year (if the properties are not sold), due to normal depletion and the fact that most of 2004's offshore development and exploration is scheduled for the first half of the year.

     With regard to specific fields, production at Heidelberg Field, a Mississippi non-CO2 flood property and our single largest field, decreased slightly from 7,441 BOE/d in the first quarter of 2003 to 7,336 BOE/d in the first quarter of 2004, as part of a general decline in production since that field's peak in 2001. However, first quarter of 2004 natural gas production at Heidelberg averaged almost 11.0 MMcf/d, the highest quarterly natural gas production to date at this field, as a result of incremental natural gas production from several wells drilled at Heidelberg late in 2003 and continuing into 2004.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Oil and Natural Gas Revenues: Oil and natural gas revenues, net of hedge payments, for the first quarter of 2004 increased $11.9 million, or 14%, from revenues in the comparable quarter of 2003, almost entirely due to lower payments on our hedges, as slightly higher overall production was offset by slightly lower commodity prices. Cash payments on our hedges were $14.3 million in the first quarter of 2004, down 48% from the $27.7 million paid during the first quarter of 2003. The higher hedge payments in 2003 were primarily caused by unusually high natural gas prices, especially during March 2003 when natural gas index prices were approximately $9.28 per MMBtu. During the first quarter of 2004, hedge payments on oil were $1.8 million higher than those in the first quarter of 2003, due to higher oil prices. See "Market Risk Management" for additional information regarding our hedging activities.

     The 3% increase in production in the first quarter of 2004 increased oil and natural gas revenues, when comparing the two first quarters, by $3.0 million, or 4%. This increase was more than offset by a decrease in overall commodity prices, lowering revenue by $4.5 million, or 5%, in the first quarter of 2004 as compared to the prior year first quarter. Our realized natural gas prices (excluding hedges) for the first quarter of 2004 averaged $5.92 per Mcf, an 11% decrease from the average of $6.67 per Mcf realized during the first quarter of 2003, while our realized oil prices (excluding hedges) for the first quarter of 2004 averaged $30.88 per Bbl, a 4% increase from the $29.65 per Bbl average realized in the first quarter of 2004. On a combined BOE basis, commodity prices were 4% lower in the first quarter of 2004 as compared to prices in the first quarter of 2003.

     Production Expenses: To date in 2004, we have not had significant workover expenses. Coupled with slightly higher production, the savings from the lack of these types of expenses helped us reduce lease operating expenses on a BOE basis from $6.90 per BOE in the first quarter of 2003 to $6.76 per BOE in the first quarter of 2004. During the first quarter of 2003, we incurred approximately $850,000 on two workovers relating to mechanical failures of two onshore Louisiana wells. While our operating expenses on tertiary operations increased approximately $1.8 million quarter over quarter, the 45% increase in the related production more than offset the higher gross costs, lowering the operating cost per BOE for tertiary operations to $10.14 per Bbl. Slightly lower natural gas prices also helped reduce operating expenses per BOE between the respective two quarters, although we have seen some cost inflation in other areas of our business. In general, we expect our operating costs per BOE to increase throughout 2004 as the operating costs of our tertiary operations are more expensive than our other operations and as tertiary operations become more and more significant, especially if the proposed offshore sale is consummated.

     Production taxes and marketing expenses generally change in proportion to commodity prices and production and were approximately the same on a per BOE basis between the respective two quarters, as both prices and production had only minor fluctuations.

General and Administrative Expenses

     General and administrative ("G&A") expenses increased 21% on a per BOE basis between the respective first quarters as set forth below:

                                                           Three Months Ended
                                                                March 31,
-------------------------------------------------     ---------------------------
                                                        2004               2003
-------------------------------------------------     --------           --------
Net G&A expense (thousands)
  Gross G&A expenses                                  $ 12,680           $ 11,433
  State franchise taxes                                    246                363
  Operator overhead charges                             (6,780)            (6,515)
  Capitalized exploration costs                         (1,398)            (1,490)
                                                      --------           --------
    Net G&A expense                                   $  4,748           $  3,791
                                                      ========           ========
Average G&A cost per BOE                              $   1.42           $   1.17
Employees as of March 31                                   378                360
-------------------------------------------------     --------           --------

     Gross G&A expenses increased $1.2 million, or 11%, between the first quarters of 2003 and 2004. The single largest component of this increase relates to approximately $500,000 of severance payments for a portion of the offshore professional and technical staff that were terminated in March 2004 in conjunction with the proposed sale of our offshore

                            DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

properties. The majority of our offshore operational employees have been asked to remain until the proposed sale is consummated and will receive a retention bonus in addition to their severance package if they do so; therefore no severance was recorded for those employees in the first quarter of 2004. We also incurred additional G&A expenses associated with the recent sale of stock by the Texas Pacific Group, and experienced overall increases in most categories of G&A due to general cost inflation. The increase in gross G&A is offset in part by an increase in operator overhead recovery charges in the first quarter of 2004. Our well operating agreements allow us, when we are the operator, to charge a well with a specified overhead rate during the drilling phase and also to charge a monthly fixed overhead rate for each producing well. As a result of the additional operated wells from our recent drilling and development activity during the past year, the amount we recovered as operator overhead charges increased by 4% between the respective first quarters of 2003 and 2004. Capitalized exploration costs decreased slightly between the comparable periods in 2003 and 2004 as a result of the termination of a portion of our offshore exploration staff. The net effect was a 25% increase in net G&A expense between the respective first quarters. On a per BOE basis, G&A costs increased 21% in the first quarter of 2004 as compared to the first quarter of 2003, as our production increase was not proportional to our cost increases.

Interest and Financing Expenses

                                                           Three Months Ended
                                                               March 31,
--------------------------------------------        ----------------------------
Amounts in thousands, except per BOE amounts          2004                2003
--------------------------------------------        ---------          ---------
Interest expense                                    $   5,081          $   6,461
Non-cash interest expense                                (227)              (503)
                                                    ---------          ---------
Cash interest expense                                   4,854              5,958
Interest and other income                                (419)              (204)
                                                    ---------          ---------
     Net cash interest expense                      $   4,435          $   5,754
                                                    =========          =========
Average net cash interest expense per BOE           $    1.33          $    1.77
Average interest rate (1)                                 6.3%               6.8%
Average debt outstanding                            $ 306,121          $ 351,556
-------------------------------------------         =========          =========

(1) Includes commitment fees but excludes amortization of discount and debt issue costs.

     Interest expense for the first quarter of 2004 decreased from levels in the comparable prior year period primarily due to (i) lower overall interest rates, primarily as a result of our subordinated debt refinancing in 2003, and (ii) lower average debt levels as a result of the $50 million reduction in debt during 2003. Our non-cash interest expense also decreased as a result of the subordinated debt refinancing, which eliminated the amortization of discount on our old subordinated debt, which was higher than the discount on our new subordinated debt issue. Interest and other income increased in 2004 as compared to the first quarter of 2003 as a result of higher marketing income.

                              DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depletion, Depreciation and Amortization

                                                         Three Months Ended
                                                               March 31,
--------------------------------------------             ----------------------
Amounts in thousands, except per BOE amounts               2004          2003
--------------------------------------------             --------      --------
Depletion and depreciation                               $ 25,004      $ 21,979
Depletion and depreciation of CO2 assets                    1,138           438
Accretion of asset retirement obligations                     768           820
Depreciation of other fixed assets                            414           316
                                                         --------      --------
     Total DD&A                                          $ 27,324      $ 23,553
                                                         ========      ========
DD&A per BOE:
  Oil and natural gas properties                         $   7.73      $   7.02
  CO2 assets and other fixed assets                          0.46          0.23
--------------------------------------------             --------      --------
     Total DD&A cost per BOE                             $   8.19      $   7.25
--------------------------------------------             ========      ========

     In total, our depletion, depreciation and amortization ("DD&A") rate on a per BOE basis increased 13% between the respective first quarters, primarily due to the higher percentage of expenditures on offshore properties during 2003 and the first quarter of 2004, which have higher overall finding and development costs. Since we only get one independent engineering report a year (at year-end) and only thoroughly review our reserves internally twice a year (year-end and mid-year), the first quarter calculation is primarily a roll forward of the December 31, 2003 reserves adjusted for production and known significant changes. The first quarter of 2004 rate is more comparable to the DD&A rate of $8.00 per BOE during the fourth quarter of 2003 than the DD&A rate for the first quarter of 2003. To date, we have not added any incremental oil reserves that we expect to add during 2004 from our tertiary operations. As such, our DD&A rate could change significantly in the future. We also expect our DD&A rate to decrease if the proposed offshore sale is consummated, although the precise amount is not determinable until we know the sales price. The increase in DD&A related to our CO2 assets relates to the higher overall CO2 production volumes in 2004 as compared to 2003 as there have been only minimal changes in the overall CO2 proved reserves.

Income Taxes

                                                                     Three Months Ended
                                                                           March 31,
----------------------------------------------------------         -----------------------
Amounts in thousands, except per BOE amounts and tax rates             2004         2003
----------------------------------------------------------           --------      -------
Income tax provision
  Current income tax expense                                         $  2,119      $ 2,730
  Deferred income tax expense                                           8,522        6,355
                                                                     --------      -------
    Total income tax expense                                         $ 10,641      $ 9,085
                                                                     ========      =======
Average income tax expense per BOE                                   $   3.19      $  2.80
Effective tax rate                                                       32.3%        33.0%
----------------------------------------------------------           --------      -------

     Our income tax provision for the respective first quarters was based on an estimated statutory tax rate of 38%. The net effective tax rate was lower than the statutory rates, primarily due to the recognition of enhanced oil recovery credits which lowered our overall tax expense. The current income tax expense represents our anticipated alternative minimum cash taxes that we cannot offset with our regular tax net operating loss carryforwards or our enhanced oil recovery credits.

                              DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Per BOE Data

     The following table summarizes our cash flow, DD&A and results of operations on a per BOE basis for the comparative periods. Each of the individual components are discussed above.

                                                                    Three Months Ended
                                                                         March 31,
----------------------------------------------------------          -------------------
Per BOE data                                                         2004        2003
----------------------------------------------------------          -------     -------
Revenues                                                            $ 33.06     $ 34.40
Loss on settlements of derivative contracts                           (4.28)      (8.52)
Lease operating expenses                                              (6.76)      (6.90)
Production taxes and marketing expenses                               (1.22)      (1.20)
----------------------------------------------------------          -------     -------
  Production netback                                                  20.80       17.78
CO2 operating margin                                                   0.37        0.58
General and administrative expenses                                   (1.42)      (1.17)
Net cash interest expense                                             (1.33)      (1.77)
Current income taxes and other                                        (0.75)      (0.83)
Changes in assets and liabilities                                     (1.78)      (3.66)
----------------------------------------------------------          -------     -------
  Cash flow from operations                                           15.89       10.93
DD&A                                                                  (8.19)      (7.25)
Deferred income taxes                                                 (2.56)      (1.96)
Amortization of derivative contracts and other non-cash
  hedging adjustments                                                 (0.25)       0.46
Cumulative effect of change in accounting principle                       -        0.80
Changes in assets and liabilities and other non-cash items             1.80        3.50
----------------------------------------------------------          -------     -------
    Net income                                                      $  6.69     $  6.48
----------------------------------------------------------          -------     -------

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

                                                               Expected Maturity Dates
-------------------------------------     -------------------------------------------------------------------

                                            2004-                                        Carrying      Fair
Amounts in thousands                        2005       2006        2007       2008         Value       Value
-------------------------------------     -------    --------     ------     ------      --------    --------
Variable rate debt:
    Bank debt............................ $     -    $ 80,000     $    -     $    -      $ 80,000    $ 80,000
      The weighted-average interest rate on the bank debt at March 31, 2004 is 2.3%.

Fixed rate debt:
    7.5% subordinated debt,
      net of discount, due 2013.........  $     -    $      -     $    -     $    -      $223,251    $236,250
      The interest rate on the subordinated debt is a fixed rate of 7.5%.

     We enter into various financial contracts to hedge our exposure to commodity price risk associated with anticipated future oil and natural gas production. We do not hold or issue derivative financial instruments for trading purposes. These contracts have historically consisted of price floors, collars and fixed price swaps. We generally attempt to hedge between 50% and 75% of our anticipated production each year to provide us with a reasonably certain amount of cash

                              DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

flow to cover most of our budgeted exploration and development expenditures without incurring significant debt, although our hedging percentage may vary relative to our debt levels. When our debt levels are high, we hedge a higher percentage of our production than when our debt levels are low. When we make an acquisition, we attempt to hedge a large percentage, up to 100%, of the forecasted production for the subsequent one to three years following the acquisition in order to help provide us with a minimum return on our investment. Much of our hedging activity has been with collars, although for the 2002 COHO acquisition, we also used swaps in order to lock in the prices used in our economic forecasts. In late April 2004, we purchased price floors or puts relating to a portion of our 2005 oil production, allowing us to retain any upside from increases in commodity prices. All of the mark-to-market valuations used for our financial derivatives are provided by external sources and are based on prices that are actively quoted. We manage and control market and counterparty credit risk through established internal control procedures which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification.

     At March 31, 2004, our derivative contracts were recorded at their fair value, which was a net liability of approximately $48.9 million, an increase of approximately $4.3 million from the $44.6 million fair value liability recorded as of December 31, 2003. This change is the result of a decrease in the fair market value of our hedges due to an increase in oil and natural gas commodity prices between December 31, 2003 and March 31, 2004. Information regarding our current hedging positions is included in Note 7 to the Unaudited Condensed Consolidated Financial Statements.

     Although we have hedged less of our production in 2004 than in 2003 (approximately 55% of our total production in 2004 as compared to approximately 80% in 2003), we expect our total hedge payments for 2004 to be about the same as in 2003 due to the currently higher oil prices in 2004 and lower hedged prices. To date, the only hedges in place for 2005 that have any ceiling price are 15.0 MMcf/d of natural gas collars with a floor of $3.00 per MMBtu and a ceiling of approximately $5.50 per MMBtu. We recently added about 5,000 Bbls/d of oil hedges for 2005 with the purchase of a put or floor at $27.50 per Bbl, at a total cost of approximately $2.6 million. Since these most recent hedges are puts or price floors, the maximum out-of-pocket exposure is the cost of the put.

     Based on NYMEX natural gas futures prices at March 31, 2004, we would expect to make future cash payments of $15.4 million on our natural gas commodity hedges. If natural gas futures prices were to decline by 10%, the amount we would expect to pay under our natural gas commodity hedges would decrease to $8.0 million, and if futures prices were to increase by 10% we would expect to pay $27.3 million. Based on NYMEX crude oil futures prices at March 31, 2004, we would expect to pay $28.3 million on our crude oil commodity hedges. If crude oil futures prices were to decline by 10%, we would expect to pay $19.4 million, and if crude oil futures prices were to increase by 10%, we would expect to pay $37.1 million under our crude oil commodity hedges.

Critical Accounting Policies

     For a discussion of our critical accounting policies, which are related to property, plant and equipment, depletion and depreciation, oil and natural gas reserves, asset retirement obligations, income taxes and hedging activities, and which remain unchanged, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2003.

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


Part II.  Other Information


Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------

                                            ISSUER PURCHASES OF EQUITY SECURITIES


                                                                    (c) Total Number of     (d) Maximum Number
                                      (a) Total                       Shares Purchased      of Shares that May
                                     Number of     (b) Average      as Part of Publicly       Yet Be Purchased
                                      Shares        Price Paid      Announced Plans or       Under the Plan or
          Period                     Purchased       per Share           Programs                  Programs
--------------------------------------------------------------------------------------------------------------
January 1 through 31, 2004                  -              -                     -                  100,000
February 1 through 29, 2004            50,000         $14.87                50,000                   50,000
March 1 through 31, 2004                    -              -                     -                   50,000
Total                                  50,000         $14.87                50,000                   50,000

     In August 2003, we adopted a stock repurchase plan ("Plan") to purchase shares of our common stock on the NYSE in order for such repurchased shares to be reissued to our employees who participate in Denbury's Employee Stock Purchase Plan. The Plan provides for purchases through an independent broker of 50,000 shares of Denbury's common stock per fiscal quarter for a period of approximately twelve months, or a total of 200,000 shares, beginning August 13, 2003 and ending on July 31, 2004. Purchases are to be made at prices and times determined at the discretion of the independent broker, provided however that no purchases may be made during the last ten business days of a fiscal quarter.

Item 6.  Exhibits and Reports on Form 8-K during the First Quarter of 2004
--------------------------------------------------------------------------

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

     * Filed herewith.

     Reports on Form 8-K:
     -------------------

          On February 19, 2004, we filed a Form 8-K, which included our press release on our annual earnings.

          On March 23, 2004, we filed a Form 8-K, which announced that Denbury and TPG entered into an underwriting agreement, pursuant to which TPG would sell 9.3 million shares of Denbury's Common Stock. Denbury did not receive any proceeds from this transaction.

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


                             DENBURY RESOURCES INC.
                             (Registrant)


                             By:   /s/ Phil Rykhoek
                                   ---------------------------------------------
                                       Phil Rykhoek
                                  Sr. Vice President and Chief Financial Officer


                             By:   /s/ Mark C. Allen
                                   ---------------------------------------------
                                       Mark C. Allen
                                  Vice President and Chief Accounting Officer



Date: May 6, 2004