Form 10-Q
period 2004-06-30
DENBURY RESOURCES INC
filed 2004-08-09
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  [X]           Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at July 31, 2004
                  -----                          ----------------------------

         Common Stock, $.001 par value                    55,037,839


                                        INDEX

                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information
------------------------------

     Item 1. Financial Statements

         Unaudited Condensed Consolidated Balance Sheets at June 30, 2004
               and December 31, 2003                                                              3

         Unaudited Condensed Consolidated Statements of Operations for the Three and Six
               Months Ended June 30, 2004 and 2003                                                4

         Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Six
               Months Ended June 30, 2004 and 2003                                                5

         Unaudited Condensed Consolidated Statements of Comprehensive Operations for
               the Three and Six Months Ended June 30, 2004 and 2003                              6

         Notes to Unaudited Condensed Consolidated Financial Statements                           7-17

     Item 2. Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                       18-30

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                          30

     Item 4. Controls and Procedures                                                             30

 Part II.  Other Information
 ---------------------------

     Item 1. Legal Proceedings                                                                  N/A

     Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities   30

     Item 3. Defaults Upon Senior Securities                                                    N/A

     Item 4. Submission of Matters to a Vote of Security Holders                                 30-31

     Item 5. Other Information                                                                  N/A

     Item 6. Exhibits and Reports on Form 8-K                                                    31

     Signatures                                                                                  32

                                              DENBURY RESOURCES INC.
                                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Amounts in thousands except share amounts)


                                                                                June 30,     December 31,
                                                                                  2004           2003
                                                                             -------------- --------------
                                                    Assets
Current assets
  Cash and cash equivalents                                                  $      27,940  $       24,188
  Accrued production receivables                                                    41,041          33,944
  Related party accrued production receivable - Genesis                             10,666           6,927
  Trade and other receivables                                                       19,853          18,080
  Deferred tax asset                                                                35,094          25,016
  Derivative assets                                                                  5,053               -
                                                                             -------------- ---------------
     Total current assets                                                          139,647         108,155
                                                                             -------------- ---------------
Property and equipment
  Oil and natural gas properties (using full cost accounting)
    Proved                                                                       1,501,122       1,409,579
    Unevaluated                                                                     45,681          46,065
  CO2 properties and equipment                                                     112,717          85,467
  Other                                                                             17,571          16,450
  Less accumulated depletion and depreciation                                     (758,911)       (705,050)
                                                                             -------------- ---------------
     Net property and equipment                                                    918,180         852,511
                                                                             -------------- ---------------
Investment in Genesis                                                                7,188           7,450
Other assets                                                                        16,169          14,505
                                                                             -------------- ---------------
     Total assets                                                            $   1,081,184  $      982,621
                                                                             ============== ===============

                                     Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued liabilities                                   $      62,840  $       62,349
  Oil and gas production payable                                                    27,243          22,215
  Derivative liabilities                                                            41,202          42,010
                                                                             -------------- ---------------
     Total current liabilities                                                     131,285         126,574
                                                                             -------------- ---------------
Long-term liabilities
  Long-term debt                                                                   308,300         298,203
  Asset retirement obligations                                                      43,076          41,711
  Derivative liabilities                                                             2,470           2,603
  Deferred revenue - Genesis                                                        20,362          21,468
  Deferred tax liability                                                            95,810          68,555
  Other                                                                              1,774           2,305
                                                                             -------------- ---------------
     Total long-term liabilities                                                   471,792         434,845
                                                                             -------------- ---------------
Stockholders' equity
  Common stock, $.001 par value, 100,000,000 shares authorized;
    55,112,836 and 54,190,042 shares issued at June 30, 2004 and
    December 31, 2003, respectively                                                     55              54
  Paid-in capital in excess of par                                                 412,423         401,709
  Retained earnings                                                                 88,349          46,656
  Accumulated other comprehensive loss                                             (22,056)        (27,113)
  Treasury stock, at cost, 38,265 and 8,162 shares at June 30, 2004 and
    December 31, 2003, respectively                                                   (664)           (104)
                                                                             -------------- ---------------
     Total stockholders' equity                                                    478,107         421,202
                                                                             -------------- ---------------
     Total liabilities and stockholders' equity                              $   1,081,184  $      982,621
                                                                             ============== ===============

               (See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

                                                   DENBURY RESOURCES INC.
                                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Amounts in thousands except per share amounts)

                                                                            Three Months Ended         Six Months Ended
                                                                                 June 30,                   June 30,
                                                                         ------------------------- -------------------------
                                                                            2004         2003         2004         2003
                                                                         ------------ ------------ ------------ ------------
Revenues and other income
  Oil, natural gas and related product sales
    Unrelated parties                                                    $    95,706  $    83,575  $   186,980  $   182,886
    Related party - Genesis                                                   23,365       11,177       42,327       23,590
  CO2 sales and transportation fees
    Unrelated parties                                                            319        2,445          603        4,634
    Related party - Genesis                                                    1,261            -        2,338            -
  Loss on settlements of derivative contracts                                (18,239)     (13,356)     (32,507)     (41,041)
  Interest income and other                                                      330          347          749          551
                                                                         ------------ ------------ ------------ ------------
     Total revenues and other income                                         102,742       84,188      200,490      170,620
                                                                         ------------ ------------ ------------ ------------
Expenses
  Lease operating expenses                                                    24,530       23,048       47,058       45,450
  Production taxes and marketing expenses                                      4,514        3,467        8,581        7,363
  CO2 operating expenses                                                         209          534          353          851
  General and administrative expenses                                          4,178        3,376        8,926        7,167
  Interest                                                                     5,068        6,227       10,149       12,688
  Loss on early retirement of debt                                                 -       17,629            -       17,629
  Depletion, depreciation and amortization                                    28,161       23,130       55,485       46,683
  Amortization of derivative contracts and other
    non-cash hedging adjustments                                               7,146         (751)       7,964       (2,261)
                                                                         ------------ ------------ ------------ ------------
     Total expenses                                                           73,806       76,660      138,516      135,570
                                                                         ------------ ------------ ------------ ------------
Equity in net income of Genesis                                                  102           35            9           51
                                                                         ------------ ------------ ------------ ------------
Income before income taxes                                                    29,038        7,563       61,983       35,101

Income tax provision (benefit)
  Current income taxes                                                           977       (1,093)       3,096        1,637
  Deferred income taxes                                                        8,672        3,527       17,194        9,882
                                                                         ------------ ------------ ------------ ------------
Income before cumulative effect of change in accounting principle             19,389        5,129       41,693       23,582

Cumulative effect of change in accounting principle, net of income
  taxes of $1,600                                                                  -            -            -        2,612
                                                                         ------------ ------------ ------------ ------------
Net income                                                               $    19,389  $     5,129  $    41,693  $    26,194
                                                                         ============ ============ ============ ============
Net income per common share - basic
  Income before cumulative effect of change in accounting principle      $      0.35  $      0.10  $      0.76  $      0.44
  Cumulative effect of change in accounting principle                              -            -            -         0.05
                                                                         ------------ ------------ ------------ ------------
  Net income per common share - basic                                    $      0.35  $      0.10  $      0.76  $      0.49
                                                                         ============ ============ ============ ============
Net income per common share - diluted
  Income before cumulative effect of change in accounting principle      $      0.34  $      0.09  $      0.73  $      0.42
  Cumulative effect of change in accounting principle                              -            -            -         0.05
                                                                         ------------ ------------ ------------ ------------
  Net income per common share - diluted                                  $      0.34  $      0.09  $      0.73  $      0.47
                                                                         ============ ============ ============ ============
Weighted average common shares outstanding
  Basic                                                                       54,744       53,815       54,566       53,728
  Diluted                                                                     57,102       55,337       56,739       55,186

                     (See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

                                                       DENBURY RESOURCES INC.
                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Amounts in thousands)

                                                                                      Three Months Ended         Six Months Ended
                                                                                           June 30,                 June 30,
                                                                                    ---------------------    ----------------------
                                                                                      2004         2003        2004          2003
                                                                                    --------    ---------    ---------    ---------
Cash flow from operating activities:
  Net income                                                                        $ 19,389    $   5,129    $  41,693    $  26,194
  Adjustments needed to reconcile to net cash flow provided by operations:
    Depreciation, depletion and amortization                                          28,161       23,130       55,485       46,683
    Amortization of derivative contracts and other non-cash hedging adjustments        7,146         (751)       7,964       (2,261)
    Deferred income taxes                                                              8,672        3,527       17,194        9,882
    Deferred revenue - Genesis                                                          (599)           -       (1,110)           -
    Loss on early retirement of debt                                                       -       17,629            -       17,629
    Amortization of debt issue costs and other                                           285          325          748          840
    Cumulative effect of change in accounting principle                                    -            -            -       (2,612)
  Changes in assets and liabilities:
    Accrued production receivable                                                     (3,410)      13,492      (10,836)      (2,373)
    Trade and other receivables                                                         (546)      (1,911)      (1,773)      (3,144)
    Derivative assets and liabilities                                                 (7,518)           -       (7,518)           -
    Other assets                                                                           -          335            -            5
    Accounts payable and accrued liabilities                                          (1,012)         561          711        2,214
    Oil and gas production payable                                                     3,230         (131)       5,028        3,739
    Other liabilities                                                                   (588)        (793)      (1,381)        (745)
                                                                                    --------    ---------    ---------    ---------
Net cash provided by operations                                                       53,210       60,542      106,205       96,051
                                                                                    --------    ---------    ---------    ---------
Cash flow used for investing activities:
    Oil and natural gas expenditures                                                 (42,014)     (38,041)     (89,764)     (70,709)
    Acquisitions of oil and gas properties                                            (2,035)      (5,931)      (2,198)      (9,624)
    Acquisitions of CO2 assets and capital expenditures                               (6,938)      (6,469)     (27,141)     (13,373)
    Proceeds from oil and gas property sales                                             634        1,788        1,146       28,154
    Increase in restricted cash                                                         (148)        (210)        (351)        (356)
    Net purchases of other assets                                                       (850)      (5,879)      (1,154)      (6,973)
                                                                                    --------    ---------    ---------    ---------
Net cash used for investing activities                                               (51,351)     (54,742)    (119,462)     (72,881)
                                                                                    --------    ---------    ---------    ---------
Cash flow from financing activities:
    Bank repayments                                                                        -      (15,000)      (3,000)    (125,000)
    Bank borrowings                                                                    5,000       75,000       13,000       85,000
    Repayment of subordinated debt obligations, including redemption premium               -     (209,000)           -     (209,000)
    Issuance of subordinated debt, net of discount                                         -           (3)           -      223,054
    Issuance of common stock                                                           4,795        1,645        8,674        2,970
    Purchase of treasury stock                                                          (918)           -       (1,661)           -
    Costs of debt financing                                                               (4)        (264)          (4)      (4,786)
                                                                                    --------    ---------    ---------    ---------
Net cash provided (used) by financing activities                                       8,873     (147,622)      17,009      (27,762)
                                                                                    --------    ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                                  10,732     (141,822)       3,752       (4,592)

Cash and cash equivalents at beginning of period                                      17,208      161,170       24,188       23,940
                                                                                    --------    ---------    ---------    ---------
Cash and cash equivalents at end of period                                          $ 27,940    $  19,348    $  27,940    $  19,348
                                                                                    ========    =========    =========    =========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                        $    514    $   3,111    $   9,463    $  13,371
    Cash paid during the period for income taxes                                         600          184          327          184

                         (See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

                                                       DENBURY RESOURCES INC.
                                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                                                      COMPREHENSIVE OPERATIONS
                                                       (Amounts in thousands)


                                                                                        Three Months Ended       Six Months Ended
                                                                                             June 30,                 June 30,
                                                                                       --------------------    ---------------------
                                                                                         2004        2003        2004        2003
                                                                                       --------    --------    --------    --------
Net income                                                                             $ 19,389    $  5,129    $ 41,693    $ 26,194
Other comprehensive income (loss), net of income tax:
  Change in fair value of derivative contracts, net of tax of
    $(5,926), $(8,269), $(12,671), and $(24,338), respectively                           (9,669)    (13,491)    (20,673)    (39,710)
  Reclassification adjustments related to settlements of derivative contracts,
    net of tax of $10,348, $4,668, $15,770 and $14,789, respectively                     16,884       7,615      25,730      24,129
                                                                                       --------    --------    --------    --------
Comprehensive income (loss)                                                            $ 26,604    $   (747)   $ 46,750    $ 10,613
                                                                                       ========    ========    ========    ========

























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

     Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In management's opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of Denbury as of June 30, 2004 and the consolidated results of its operations and cash flows for the three and six month periods ended June 30, 2004 and 2003. Certain prior period items have been reclassified to make the classification consistent with the classification in the most recent quarter.

 Stock-based Compensation

     We issue stock options to all of our employees under our stock option plan, which we account for utilizing the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and its related interpretations. Under these principles we do not recognize any stock-based employee compensation for stock option grants, as long as the exercise price is equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per common share as if we had applied the fair value recognition and measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, in accounting for our stock option plan.

                                                                          Three Months Ended         Six Months Ended
                                                                               June 30,                  June 30,
                                                                       --------------------------  ---------------------
                                                                          2004          2003          2004         2003
                                                                       --------      -------       --------     --------
Net income: (thousands)
    Net income, as reported......................................      $ 19,389      $ 5,129       $ 41,693     $ 26,194
    Less: stock-based compensation expense applying fair value
      based method, net of related tax effects ..................         1,796          869          3,472        1,634
                                                                       --------      -------       --------     --------
    Pro-forma net income ........................................      $ 17,593      $ 4,260       $ 38,221     $ 24,560
                                                                       ========      =======       ========     ========
Net income per common share
    As reported:
      Basic .....................................................      $   0.35      $  0.10       $   0.76     $   0.49
      Diluted....................................................          0.34         0.09           0.73         0.47
    Pro forma:
      Basic .....................................................      $   0.32      $  0.08       $   0.70     $   0.46
      Diluted ...................................................          0.32         0.08           0.70         0.45

2.  NEW ACCOUNTING STANDARDS

     In July 2004, the Financial Accounting Standards Board ("FASB") issued a proposed FASB staff position that clarified the position that SFAS No. 142, "Goodwill and Other Intangible Assets," does not apply to the drilling and mineral rights of oil and gas producing entities that account for such rights in accordance with SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Producing Companies." In question was whether acquired contractual mineral interests, both proved and undeveloped, should be classified separately as "intangible assets" on the balance sheet apart from other oil and gas property costs. Denbury and virtually all other companies in the oil and gas industry have historically included purchased contractual mineral rights in oil and gas properties on the balance sheet. The proposed FASB staff position will have no impact on the classification of Denbury's oil and gas property balances if the proposed staff position is adopted in its current state.

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

     The adoption of SFAS No. 143 on January 1, 2003, required us to record (i) a $41.0 million liability for our future asset retirement obligations (an increase of $34.1 million in our liability for asset retirement obligations that we had recorded at December 31, 2002), (ii) a $34.4 million increase in oil and natural gas properties, (iii) a $3.9 million decrease in accumulated depreciation and depletion, and (iv) a $2.6 million gain as a cumulative effect adjustment of a change in accounting principle, net of taxes of $1.6 million.

     The following table summarizes the changes in our asset retirement obligations for the six months ended June 30, 2004.

                                                                Six Months Ended
                                                                  June 30, 2004
                                                                ----------------
                                                                  (in thousands)
Beginning asset retirement obligation, as of 12/31/2003....         $ 43,812
Liabilities incurred during period.........................            1,254
Liabilities settled during period..........................           (1,647)
Accretion expense..........................................            1,542
                                                                ----------------
Ending asset retirement obligation.........................         $ 44,961
                                                                ================

     At June 30, 2004, $1.9 million of our asset retirement obligation was classified in "Accounts payable and accrued liabilities" under current liabilities in our Condensed Consolidated Balance Sheets. We hold cash and liquid investments in escrow accounts that are legally restricted for certain of our asset retirement obligations. The balances of these escrow accounts were $9.9 million at June 30, 2004, and $9.5 million at December 31, 2003 and are included in "Other assets" in our Condensed Consolidated Balance Sheets.

4.  NET INCOME PER COMMON SHARE

     Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options and any other convertible securities outstanding. For the three and six month periods ended June 30, 2004 and 2003, there were no adjustments to net income for purposes of calculating diluted net income per common share.

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three and six month periods ended June 30, 2004 and 2003 (shares in thousands).

                                                       Three Months Ended            Six Months Ended
                                                            June 30,                       June 30,
                                                 ------------------------------- --------------------------
                                                       2004            2003           2004         2003
                                                 ---------------- -------------- ------------- ------------

Weighted average common shares - basic.......             54,744         53,815        54,566       53,728

Potentially dilutive securities:
  Stock options..............................              2,358          1,522         2,173        1,458
                                                 ---------------- -------------- ------------- ------------
Weighted average common shares - diluted.....             57,102         55,337        56,739       55,186
                                                 ================ ============== ============= ============

     For the three months ended June 30, 2004 and 2003, common stock options to purchase approximately 32,000 and 1.0 million shares of common stock, and for the six months ended June 30, 2004 and 2003, common stock options to purchase approximately 361,000 and 1.0 million shares of common stock, respectively, were outstanding but excluded from the diluted net income per common share calculations, as the exercise prices of the options exceeded the average market price of the Company's common stock during these periods and were anti-dilutive to the calculations.

5.   STOCK REPURCHASE PLAN

     In August 2003, we adopted a stock repurchase plan (the "Plan") to purchase shares of our common stock on the NYSE in order for such repurchased shares to be reissued to our employees who participate in Denbury's Employee Stock Purchase Plan. The Plan provides for purchases through an independent broker of 50,000 shares of Denbury's common stock per fiscal quarter for a period of approximately twelve months, or a total of 200,000 shares, during the period beginning August 13, 2003 and ending on July 31, 2004. In May 2004, the Board of Directors renewed the Plan for another year, for the period beginning July 1, 2004 and ending June 30, 2005. Purchases are to be made at prices and times determined at the discretion of the independent broker, provided however that no purchases may be made during the last ten business days of a fiscal quarter. During 2003, we purchased 100,000 shares at an average cost of $12.77 per share and from January 1, 2004 through June 30, 2004, we purchased 100,000 shares at an average cost of $16.61 per share. Through June 30, 2004, we have reissued 161,735 (80.9%) of these shares under Denbury's Employee Stock Purchase Plan.

6.  RELATED PARTY TRANSACTIONS - GENESIS

Interest in and Transactions with Genesis

     Denbury is the general partner and owns an aggregate of 9.25% interest in Genesis Energy, L.P. ("Genesis"), a publicly traded master limited partnership. Genesis has three primary lines of business: crude oil gathering and marketing, pipeline transportation, primarily in Mississippi, Texas, Alabama and Florida, and wholesale marketing of carbon dioxide.

     We are accounting for our 9.25% ownership in Genesis under the equity method of accounting as we have significant influence over the limited partnership; however, our control is limited under the limited partnership agreement and therefore we do not consolidate Genesis. Our equity in Genesis' net income for the three months ended June 30, 2004 and 2003 was $102,000 and $35,000, respectively, and for the six months ended June 30, 2004 and 2003 was $9,000 and $51,000, respectively. Genesis Energy, Inc., the general partner of which we own 100%, has guaranteed the bank debt of Genesis, which was $5.5 million as of June 30, 2004, and which debt includes $20.6 million in letters of credit of which $10.7 million are for Denbury's benefit to secure purchases of oil from Denbury. There are no guarantees by Denbury or any of its other subsidiaries of the debt of Genesis or of Genesis Energy, Inc.

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Genesis has historically been a purchaser of our crude oil and we anticipate future purchases of our crude oil production by Genesis. At June 30, 2004 and December 31, 2003, we had a production receivable from Genesis of $10.7 million and $6.9 million, respectively. We recorded oil sales to Genesis of $23.4 million and $11.2 million for the three months ended June 30, 2004 and 2003, respectively, and $42.3 million and $23.6 million for the six months ended June 30, 2004 and 2003, respectively. Denbury received other miscellaneous payments from Genesis during the 2004 period, including $60,000 in director fees for certain executive officers of Denbury that are board members of Genesis, and $253,000 in pro rata distributions from Genesis.

CO2 Volumetric Production Payment

     In November 2003, we sold 167.5 Bcf of CO2 to Genesis for $24.9 million ($23.9 million as adjusted for interim cash flows from the September 1, 2003 effective date and for transaction costs) under a volumetric production payment ("VPP"). This sale included the assignment to Genesis of three of our existing long-term commercial CO2 supply agreements with our industrial customers, which represented approximately 60% of our then current industrial CO2 sales volumes. Pursuant to the VPP, Genesis may take up to 52.5 MMcf/d of CO2 through 2009,
43.0 MMcf/d from 2010 through 2012, and 25.2 MMcf/d to the end of the term. We have recorded the net proceeds of the sale as deferred revenue and will recognize such revenue as CO2 is delivered during the term of the VPP. At June 30, 2004, $22.5 million was recorded as deferred revenue ($2.1 million in current liabilities and $20.4 million long term). During the three and six months ended June 30, 2004, we recognized deferred revenue of $0.6 million and $1.1 million, respectively, for deliveries under the VPP. We provide Genesis with certain processing and transportation services in connection with this agreement for a fee of $0.16 per Mcf of CO2 delivered to their industrial customers, which resulted in $0.7 million and $1.2 million in revenue to Denbury for the three and six months ended June 30, 2004, respectively.

Summarized financial information of Genesis Energy, L.P. (amounts in thousands):

                                                    Three Months Ended June 30,           Six Months Ended June 30,
                                                    ----------------------------         ---------------------------
                                                       2004               2003              2004              2003
                                                    ---------          ---------         ---------         ---------
Revenues.................................           $ 232,107          $ 146,670         $ 431,019         $ 322,352
Cost of sales............................             230,619            145,763           430,143           320,521
Other income (expenses)..................                (389)               983              (782)              938
                                                    ---------          ---------         ---------         ---------
Net income...............................           $   1,099          $   1,890         $      94         $   2,769
                                                    =========          =========         =========         =========

                                                     June 30,          December 31,
                                                       2004                2003
                                                     --------           --------
Current assets...............................        $ 82,606           $ 88,211
Non-current assets...........................          58,771             58,904
                                                     --------           --------
  Total assets ..............................        $141,377           $147,115
                                                     ========           ========

Current liabilities .........................        $ 85,763           $ 87,244
Non-current liabilities......................           5,500              7,000
Partners' capital............................          50,114             52,871
                                                     --------           --------
  Total liabilities and partners' capital....        $141,377           $147,115
                                                     ========           ========

7.   PRODUCT PRICE HEDGING CONTRACTS

     We enter into various financial contracts to hedge our exposure to commodity price risk associated with anticipated future oil and natural gas production. We do not hold or issue derivative financial instruments for trading purposes. These contracts have historically consisted of price floors, collars and fixed price swaps. We generally attempt to hedge between 33% and 75% of our anticipated production each year to provide us with a reasonably certain amount of cash flow to cover most of our budgeted exploration and development expenditures without incurring significant debt, although our hedging percentage may vary relative to our debt levels. For example, when our debt levels are high, we may hedge a higher percentage of our production than when our debt levels are low. When we make an acquisition, we attempt to hedge a large percentage, up to 100%, of the forecasted production for the subsequent one to three years following the acquisition in order to help provide us with a minimum return on our investment. Much of our hedging activity has been with collars, although for the 2002 COHO acquisition, we also used swaps in order to lock in the prices used in our economic forecasts. In the second quarter of 2004, we purchased price floors or puts relating to a portion of

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


our 2005 oil production, allowing us to retain any upside from increases in commodity prices. All of the mark-to-market valuations used for our financial derivatives are provided by external sources and are based on prices that are actively quoted. We manage and control market and counterparty credit risk through established internal control procedures which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification.

     The following is a summary of the net loss on our commodity hedge settlements which are recorded in "Revenues" in our Condensed Consolidated Statements of Operations (amounts in thousands):

                                                          Three Months Ended          Six Months Ended
                                                                June 30,                  June 30,
                                                  ------------------------------- -------------------------
                                                       2004            2003           2004         2003
                                                  ---------------  -------------- ------------ ------------

Oil hedge contracts                                $  (9,795)       $ (2,633)      $ (20,316)   $ (11,371)
Gas hedge contracts                                   (4,929)        (10,723)         (8,676)     (29,670)
Contracts not qualifying for hedge accounting         (3,515)              -          (3,515)           -
                                                  ---------------  -------------- ------------ ------------
    Net loss                                       $ (18,239)       $(13,356)      $ (32,507)   $ (41,041)
                                                  ===============  ============== ============ ============

     The following is a summary of "Amortization of derivative contracts and other non-cash hedging adjustments," included in our Condensed Consolidated Statements of Operations (amounts in thousands):

                                                                        Three Months Ended      Six Months Ended
                                                                             June 30,               June 30,
                                                                          ---------------        ---------------
                                                                          2004       2003        2004       2003
                                                                          -----      ----        ----       ----

Hedge ineffectiveness (income) expense on contracts qualifying
  for hedge accounting                                                   $ (785)    $  321     $    33   $   (138)
Amortization of contract premiums                                             -        297           -        591
Reclassification of accumulated other comprehensive income
  balance and adjustments to fair value associated with termination
  of contracts designated to offshore production                          8,112          -       8,112          -
Adjustments to fair value and amortization of ineffecitve hedge
  no longer qualifying for hedge accounting                               1,349          -       1,349          -
Adjustments to fair value associated with contracts to be
  transferred in sale of offshore production                             (1,530)         -      (1,530)         -
Amortization of  terminated Enron-related hedges over the original
  contract periods                                                            -     (1,369)          -     (2,714)
                                                                         ------     ------     -------   --------
                                                                         $7,146     $ (751)    $ 7,964   $ (2,261)
                                                                         ======     ======     ========= ========

     Upon reaching a verbal agreement on the offshore property sale, subject primarily to the purchaser's further due diligence, we entered into natural gas swaps on a total of 23.6 Bcf for the period of July 2004 through December 2005, covering the anticipated natural gas production from our offshore properties for that period, with the understanding with the prospective purchaser that these hedges would be transferred to the purchaser upon closing. These swaps did not qualify for hedge accounting and by August 6, 2004, we had assigned them to the purchaser of the offshore properties. The mark to market adjustment on these contracts from the time of purchase through June 30, 2004 totaled approximately $1.5 million. At about the same time, with the expectation that the offshore transaction would be consummated, we retired, by purchasing offsetting contracts, 20 MMcf/d of our natural gas hedges for July to December of 2004, at a cost of approximately $3.9 million. Since the natural gas hedges we retired were not the same as those hedges previously designated for offshore production, we recognized a charge to earnings in the second quarter of 2004 of approximately $8.1 million, representing the then current mark to market value of the offshore hedges. The difference between this charge and the amount paid to retire 20 MMcf/d will be reversed over the remainder of 2004. We also had minor charges and credits for hedge ineffectiveness and a net charge for a portion of our oil hedges that are no longer considered

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


effective during the second quarter of 2004, resulting in a net charge of $7.1 million for the quarter and $8.0 million for the six months ended June 30, 2004.

     During the three and six months ended June 30, 2003, we had minor charges or credits relating to the hedge ineffectiveness, charges for the amortization of contract premiums, and credits relating to the reclassification of amounts out of "Accumulated other comprehensive loss" into income relating to our former Enron hedges, resulting in a net credit of $751,000 for the three months and $2.3 million for the six months ended June 30, 2003.

Derivative Contracts designated as a hedge of forecasted production at June 30, 2004:

Crude Oil Contracts:
-------------------

                                                NYMEX Contract Prices Per Bbl
                                                -----------------------------
                                                                            Collar Prices
                                                                        ----------------------  Fair Value at
Type of Contract and Period        Bbls/d    Swap Price    Floor Price    Floor     Ceiling     June 30, 2004
-------------------------------- ----------- ------------  ------------ ---------- ----------- -----------------
Swap Contracts                                                                                   (in thousands)
   July 2004 - Dec. 2004            4,500     $ 23.00        $    -     $    -      $    -       $ (11,363)
   July 2004 - Dec. 2004            2,500       22.89             -          -           -          (6,363)
   Jan. 2005 - Dec. 2005            7,500           -         27.50          -           -           2,781


Natural Gas Contracts:
---------------------

                                               NYMEX Contract Prices Per MMBtu
                                               -------------------------------
                                                                            Collar Prices
                                                                        ----------------------  Fair Value at
Type of Contract and Period       MMBtu/d    Swap Price    Floor Price    Floor     Ceiling     June 30, 2004
-------------------------------- ----------- ------------  ------------ ---------- ----------- -----------------
Collar Contracts                                                                                 (in thousands)
   July 2004 - Dec. 2004           30,000     $     -        $    -     $ 3.50      $ 4.45       $ (10,406)
   July 2004 - Dec. 2004           10,000           -             -       3.00        5.82          (1,271)
   Jan. 2005 - Dec. 2005           15,000           -             -       3.00        5.50          (5,534)

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Derivative Contracts not designated as a hedge:

Crude Oil Contracts:
-------------------

                                                NYMEX Contract Prices Per Bbl
                                                -----------------------------

Contract discontinued from hedge accounting due to failing ongoing effectiveness assessment
                                                                            Collar Prices
                                                                        ----------------------  Fair Value at
Type of Contract and Period        Bbls/d    Swap Price    Floor Price    Floor     Ceiling     June 30, 2004
----------------------------------------------------------------------------------------------------------------
                                                                                                (in thousands)
July 2004 - Dec. 2004               2,500      $ 23.08        $    -     $    -       $   -        $ (6,276)

Natural Gas Contracts:
---------------------

                                               NYMEX Contract Prices Per MMBtu
                                               -------------------------------
Contracts purchased for planned divestiture
                                                                            Collar Prices
                                                                        ----------------------  Fair Value at
Type of Contract and Period       MMBtu/d    Swap Price    Floor Price    Floor     Ceiling     June 30, 2004
-------------------------------- -------------------------------------------------------------------------------
                                                                                               (in thousands)
July 2004 - Dec. 2004              21,200      $  6.50        $    -     $    -       $    -       $    644
July 2004 - Dec. 2004              23,000         6.44             -          -            -            601
Jan. 2005 - Oct. 2005              19,800         6.18             -          -            -            270
Jan. 2005 - Dec. 2005              26,000         6.11             -          -            -             15

Offsetting Contracts
                                                                            Collar Prices
                                                                        ----------------------  Fair Value at
Type of Contract and Period       MMBtu/d    Call Price     Put Price     Floor     Ceiling     June 30, 2004
-------------------------------- ----------- ------------  ------------ ---------- ----------- -----------------
                                                                                                (in thousands)
July 2004 - Dec. 2004              15,000      $     -        $    -     $ 3.00       $ 5.87       $ (1,822)
July 2004 - Dec. 2004              15,000         5.87             -          -           -           1,822
July 2004 - Dec. 2004               5,000            -             -       3.00         5.82           (636)
July 2004 - Dec. 2004               5,000         5.82          3.00          -            -            636

     At June 30, 2004, our derivative contracts were recorded at their fair value, which was a net liability of $36.9 million. To the extent our hedges are considered effective, this fair value liability, net of income taxes, is included in "Accumulated other comprehensive loss" reported under Stockholders' equity in our Condensed Consolidated Balance Sheets. The balance in accumulated other comprehensive loss of $22.1 million at June 30, 2004, represents the deficit in the fair market value of our derivative contracts as compared to the cost of our hedges, net of income taxes. Of the $22.1 million in accumulated other comprehensive loss as of June 30, 2004, $19.3 million relates to current hedging contracts that will expire within the next 12 months.

8.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     On December 29, 2003, we amended the indenture for our 7.5% Senior Subordinated Notes due 2013 to reflect our new holding company organizational structure. As part of this restructuring, our indenture was amended so that both Denbury Resources Inc. (the new holding company) and Denbury Onshore, LLC (formerly the parent company and now a wholly-owned subsidiary) became co-obligors on our subordinated debt. Prior to this restructure, Denbury Resources Inc., as the parent company, was the sole obligor. Our subordinated debt is fully and unconditionally guaranteed by Denbury Resources Inc.'s significant subsidiaries. Genesis Energy, Inc., the subsidiary that holds the Company's investment in Genesis Energy, L.P., is not a guarantor of our subordinated debt. Our equity interest in the results of operations of Genesis is reflected through the equity method by one of our significant subsidiaries, Denbury Gathering & Marketing. The following is condensed consolidating financial information for Denbury Resources Inc., Denbury Onshore, LLC, and significant subsidiaries:

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheets

                                                                                  June 30, 2004
                                                    ----------------------------------------------------------------------------
                                                       Denbury         Denbury
                                                    Resources Inc.   Onshore LLC                                    Denbury
                                                   (Parent and Co- (Issuer and Co-  Guarantor                     Resources Inc.
                                                       Obligor)       Obligor)     Subsidiaries   Eliminations    Consolidated
                                                    -------------- --------------- ------------- -------------- ---------------
Amounts in thousands
ASSETS
Current assets.....................................        $   7,029       $  98,141     $  34,477     $        -     $   139,647
Property and equipment ............................                -         618,265       299,915              -         918,180
Investment in subsidiaries (equity method).........          468,014               -       240,814       (701,640)          7,188
Other assets.......................................                -          11,623         4,546              -          16,169
                                                       -------------- --------------- ------------- -------------- ---------------
     Total assets .................................        $ 475,043       $ 728,029     $ 579,752     $ (701,640)    $ 1,081,184
                                                       ============== =============== ============= ============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities................................        $      76       $ 127,912     $   3,297     $        -     $   131,285
Long-term liabilities .............................           (3,140)        366,491       108,441              -         471,792
Stockholders' equity ..............................          478,107         233,626       468,014       (701,640)        478,107
                                                       -------------- --------------- ---------------------------- ---------------
     Total liabilities and stockholders' equity....        $ 475,043       $ 728,029     $ 579,752     $ (701,640)    $ 1,081,184
                                                       ============== =============== ============= ============== ===============

                                                                                     December 31, 2003
                                                    -----------------------------------------------------------------------------
                                                          Denbury         Denbury
                                                       Resources Inc.   Onshore LLC                                     Denbury
                                                      (Parent and Co- (Issuer and Co-  Guarantor                     Resources Inc.
                                                          Obligor)       Obligor)     Subsidiaries   Eliminations    Consolidated
                                                       -------------- --------------- ------------- -------------- ---------------

Amounts in thousands
ASSETS
Current assets ....................................        $       1       $  85,109     $  23,045     $        -     $   108,155
Property and equipment ............................                -         560,038       292,473              -         852,511
Investment in subsidiaries (equity method) ........          421,201               -       210,803       (624,554)          7,450
Other assets ......................................                -          11,186         3,319              -          14,505
                                                       -------------- --------------- ------------- -------------- ---------------
     Total assets..................................        $ 421,202       $ 656,333     $ 529,640     $ (624,554)    $   982,621
                                                       ============== =============== ============= ============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities................................        $       -       $ 119,364     $   7,210     $        -     $   126,574
Long-term liabilities .............................                -         333,616       101,229              -         434,845
Stockholders' equity...............................          421,202         203,353       421,201       (624,554)        421,202
                                                       -------------- --------------- ------------- -------------- ---------------
     Total liabilities and stockholders' equity....        $ 421,202       $ 656,333     $ 529,640     $ (624,554)    $   982,621
                                                       ============== =============== ============= ============== ===============

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Operations

                                                                       Three Months Ended June 30, 2004
                                               ---------------------------------------------------------------------------
                                                 Denbury         Denbury
                                               Resources Inc.   Onshore LLC                                     Denbury
                                              (Parent and Co- (Issuer and Co-  Guarantor                     Resources Inc.
                                                  Obligor)       Obligor)     Subsidiaries   Eliminations    Consolidated
                                               -------------- --------------- ------------- -------------- ---------------
Amounts in thousands
Revenues....................................        $      -         $ 71,928     $ 30,814      $       -       $ 102,742
Expenses ...................................              88           56,325       17,393              -          73,806
                                               -------------- ---------------- ------------ -------------- ---------------
Income (loss) before the following:                      (88)          15,603       13,421              -          28,936
  Equity in net earnings of subsidiaries ...          19,448                -       10,510        (29,856)            102
                                               -------------- ---------------- ------------ -------------- ---------------
Income before income taxes..................          19,360           15,603       23,931        (29,856)         29,038
Income tax provision (benefit)..............             (29)           5,195        4,483              -           9,649
                                               -------------- ---------------- ------------ -------------- ---------------
Net income .................................        $ 19,389         $ 10,408     $ 19,448      $ (29,856)      $  19,389
                                               ============== ================ ============ ============== ===============

                                                                             Three Months Ended June 30, 2003
                                                               -----------------------------------------------------------
                                                                  Denbury
                                                               Resources Inc.                                  Denbury
                                                                (Parent and     Guarantor                   Resources Inc.
                                                                   Issuer)     Subsidiaries  Eliminations    Consolidated
                                                               --------------- ------------ -------------- ---------------
Amounts in thousands
Revenues...................................................        $   58,565     $ 25,623       $      -        $ 84,188
Expenses...................................................            62,583       14,077              -          76,660
                                                               --------------- ------------ -------------- ---------------
Income (loss) before the following:                                    (4,018)      11,546              -           7,528
  Equity in net earnings of subsidiaries ..................             7,939           35         (7,939)             35
                                                               --------------- ------------ -------------- ---------------
Income before income taxes.................................             3,921       11,581         (7,939)          7,563
Income tax provision (benefit).............................            (1,208)       3,642              -           2,434
                                                               --------------- ------------ -------------- ---------------
Net income.................................................        $    5,129     $  7,939       $ (7,939)       $  5,129
                                                               =============== ============ ============== ===============

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Operations (continued)



                                                                      Six Months Ended June 30, 2004
                                               ---------------------------------------------------------------------------
                                                  Denbury         Denbury
                                                Resources Inc.   Onshore LLC                                    Denbury
                                               (Parent and Co- (Issuer and Co-  Guarantor                  Resources Inc.
                                                   Obligor)        Obligor)    Subsidiaries  Eliminations    Consolidated
                                               -------------- ---------------- ------------ -------------- ---------------
Amounts in thousands
Revenues.................................           $      -        $ 143,012     $ 57,478      $       -       $ 200,490
Expenses ................................                 88          105,878       32,550              -         138,516
                                               -------------- ---------------- ------------ -------------- ---------------
Income (loss) before the following:                      (88)          37,134       24,928              -          61,974
Equity in net earnings of subsidiaries ...            41,752                -       25,118        (66,861)              9
                                               -------------- ---------------- ------------ -------------- ---------------
Income before income taxes................            41,664           37,134       50,046        (66,861)         61,983
Income tax provision (benefit)............               (29)          12,025        8,294              -          20,290
                                               -------------- ---------------- ------------ -------------- ---------------
Net income ...............................          $ 41,693        $  25,109     $ 41,752      $ (66,861)      $  41,693
                                               ============== ================ ============ ============== ===============

                                                                              Six Months Ended June 30, 2003
                                                             -------------------------------------------------------------
                                                                   Denbury
                                                                 Resources Inc.                                Denbury
                                                                 (Parent and    Guarantor                   Resources Inc.
                                                                   Issuer)     Subsidiaries  Eliminations    Consolidated
                                                              ---------------- ------------  ------------- ---------------
Amounts in thousands
Revenues..................................................          $ 115,850     $ 54,770      $       -       $ 170,620
Expenses..................................................            106,903       28,667              -         135,570
                                                              ---------------- ------------  ------------- ---------------
Income before the following:                                            8,947       26,103              -          35,050
  Equity in net earnings of subsidiaries .................             16,434           51        (16,434)             51
                                                              ---------------- ------------  ------------- ---------------
Income before income taxes and
  cumulative effect of a change in accounting principle...             25,381       26,154        (16,434)         35,101
Income tax provision......................................              3,168        8,351              -          11,519
                                                              ---------------- ------------  ------------- ---------------
Net income before cumulative effect of a change in
  accounting principle....................................             22,213       17,803        (16,434)         23,582
Cumulative effect of a change in accounting principle,
  net of income taxes.....................................              2,612       (1,369)         1,369           2,612
                                                              ---------------- ------------  ------------- ---------------
Net income................................................         $   24,825     $ 16,434      $ (15,065)      $  26,194
                                                              ================ ============  ============= ===============

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows

                                                                     Six Months Ended June 30, 2004
                                            ----------------------------------------------------------------------------
                                                  Denbury         Denbury
                                                Resources Inc.   Onshore LLC                                 Denbury
                                               (Parent and Co- (Issuer and Co-  Guarantor                 Resources Inc.
                                                   Obligor)        Obligor)    Subsidiaries  Eliminations Consolidated
                                            ---------------- --------------- ------------ -------------- ---------------
Amounts in thousands
Cash flow from operations..............            $ (7,013)       $ 87,668     $ 25,550     $        -       $ 106,205
Cash flow from investing activities....                   -         (93,975)     (25,487)             -        (119,462)
Cash flow from financing activities....               7,013           9,996            -              -          17,009
                                            ---------------- --------------- ------------ -------------- ---------------
Net increase in cash...................                   -           3,689           63              -           3,752
Cash, beginning of period..............                   1          24,174           13              -          24,188
                                            ---------------- --------------- ------------ -------------- ---------------
Cash, end of period....................            $      1        $ 27,863     $     76     $        -       $  27,940
                                            ================ =============== ============ ============== ===============

                                                                               Six Months Ended June 30, 2003
                                                             -----------------------------------------------------------
                                                                  Denbury
                                                               Resources Inc.                                Denbury
                                                               (Parent and    Guarantor                    Resources Inc.
                                                                  Issuer)    Subsidiaries   Eliminations   Consolidated
                                                             --------------- ------------- -------------- --------------
Amounts in thousands
Cash flow from operations................................          $ 72,219     $ 23,832     $        -       $  96,051
Cash flow from investing activities......................           (49,561)     (23,320)             -         (72,881)
Cash flow from financing activities......................           (27,762)           -              -         (27,762)
                                                             --------------- ------------- -------------- --------------
Net increase (decrease) in cash..........................            (5,104)         512              -          (4,592)
Cash, beginning of period................................            20,281        3,659              -          23,940
                                                             --------------- ------------- -------------- --------------
Cash, end of period......................................          $ 15,177     $  4,171     $        -       $  19,348
                                                             =============== ============= ============== ==============

9.  SUBSEQUENT EVENT - SALE OF DENBURY OFFSHORE, INC.

     On July 20, 2004, we closed the sale of Denbury Offshore, Inc., a subsidiary that held our offshore assets, for $200 million before adjustments. The sale price was based on the asset value as of April 1, 2004, which means that the net revenue and expenses between April 1st and closing, as well as expenses of the sale and other contractual adjustments, will adjust the purchase price. On July 20, 2004, we received $187.0 million in cash from the purchaser, with such amount subject to a post-closing reconciliation within 90 days. We excluded two significant items from the sale: (i) a recently drilled discovery well at High Island A-6 and (ii) certain deep rights at West Delta 27. The well at High Island A-6 should be on production late this year, if not sold, and we are in the process of selling a substantial portion of the deep rights at West Delta 27 for an anticipated minor amount of cash and a carried interest in a deep exploratory well.

     We used $85 million of the sales proceeds to retire our bank debt, project that we will pay approximately $22 million in income taxes related to the sale, and expect to have between $70 to $75 million of cash remaining from the sale after payment of these and other expenses related to the transaction. We expect to incur approximately $1.6 million in employee severance expense in the third quarter related to employees terminated in the sale transaction. Also, our bank borrowing base was reduced from $220 million to $175 million as a result of the sale.

     Our offshore properties made up approximately 12.5% of our year-end 2003 proved reserves (approximately 96 Bcfe as of December 31, 2003) and represented approximately 25% of our 2004 second quarter production (9,114 BOE/d).

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

     We are an independent oil and gas company engaged in acquisition, development and exploration activities in the U.S. Gulf Coast region. We are the largest oil and natural gas producer in Mississippi, own the largest reserves of carbon dioxide ("CO2") used for tertiary oil recovery east of the Mississippi River, and hold significant operating acreage onshore Louisiana. Our goal is to increase the value of acquired properties through a combination of exploitation, drilling, and proven engineering extraction processes, including secondary and tertiary recovery operations. Our corporate headquarters are in Plano, Texas (a suburb of Dallas), and we have two primary field offices located in Houma, Louisiana, and Laurel, Mississippi.

Overview

     Increased focus on tertiary operations. Since we acquired our first carbon dioxide tertiary flood in Mississippi five years ago, we have gradually increased our emphasis on these types of operations. We particularly like this play because of its risk profile, rate of return and lack of competition in our operating area. Generally, from East Texas to Florida, there are no significant natural sources of carbon dioxide except our own, and these large volumes of CO2 that we own drive the play. Please refer to the sections entitled "Overview" and "CO2 Operations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2003 Form 10-K for further information regarding these operations, their potential, and the ramifications of this change in focus.

     Sale of offshore operations. On July 20, 2004, we closed the sale of Denbury Offshore, Inc., a subsidiary that held our offshore assets, for $200 million before adjustments. The sale price was based on an asset value as of April 1, 2004, which means that the net revenue and expenses between April 1st and closing, as well as expenses of the sale and other contractual adjustments, will adjust the purchase price. On July 20, 2004, we received $187.0 million in cash from the purchaser, with such amount subject to a post-closing reconciliation within 90 days. We excluded two significant items from the sale:
(i) a recently drilled discovery well at High Island A-6 and (ii) certain deep rights at West Delta 27. The well at High Island A-6 should be on production late this year, if not sold, and we are in the process of selling a substantial portion of the deep rights at West Delta 27 for an anticipated minor amount of cash and a carried interest in a deep exploratory well.

     We used $85 million of the sales proceeds to retire our bank debt, project that we will pay approximately $22 million in income taxes related to the sale, and expect to have between $70 and $75 million of cash remaining from the sale after payment of these and other expenses related to the transaction. We have increased our 2004 exploration and development budget by $20 million to $205 million as a result of the additional cash generated from the sale, and expect our 2005 budget to be at that or a higher level. We expect to spend the cash generated from the offshore sale over the next one to two years.

     Our offshore properties made up approximately 12.5% of our year-end 2003 proved reserves (approximately 96 Bcfe as of December 31, 2003) and represented approximately 25% of our 2004 second quarter production (9,114 BOE/d).

     Operating results. Our adjusted cash flow from operations (non-GAAP measure, see "Results of Operations - operating results" below) was close to record levels in the second quarter of 2004, primarily due to record high commodity prices. Net income was strong, but less than in the first quarter of 2004 as a result of $7.1 million of charges relating to our oil and natural gas hedges, primarily caused by the early retirement of 20 MMcf/d of our 2004 natural gas hedges upon our expectation that the offshore sale would be consummated (see "Market Risk Management" for a further discussion). Commodity prices for the quarter were 20% higher than the prices in the comparable quarter in 2003 and production was 4% higher than production levels in the comparable quarter of 2003, but these gains were partially offset by higher hedging payments, operating expenses, general and administrative expenses, and depreciation and amortization expenses in the second quarter of 2004. Net income increased 278% in the second quarter of 2004 to $19.4 million, as compared to the second quarter of 2003, with near-record cash flow from operations of $53.2 million in the second quarter of 2004, compared to $60.5 million in the second quarter of 2003. See "Results of Operations" for a more thorough discussion of our operating results.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

     During the first half of 2004, we spent $89.8 million on oil and natural gas exploration and development expenditures, $19.7 million on CO2 exploration and development expenditures, and approximately $9.6 million on property acquisitions (virtually all CO2 related), for total capital expenditures of approximately $119.1 million. We funded these expenditures with $106.2 million of cash flow from operations and $10.0 million of net bank borrowings, with the balance coming from available cash and other sources. Adjusted cash flow from operations (a non-GAAP measure defined as cash flow from operations before the changes in assets and liabilities as discussed below under "Results of Operations-Operating Results") was $122.0 million, with the difference of $15.8 million between the two amounts primarily relating to $7.5 million spent during the second quarter to acquire 7,500 Bbls/d of oil puts or floors for 2005 and to retire 20 MMcf/d of natural gas hedges for the balance of 2004, and a $10.8 million increase in accrued production receivables since year-end as a result of the higher commodity prices during the second quarter of 2004, partially offset by changes in other assets and liabilities.

     At June 30, 2004, we had total debt of $310 million, consisting of $225 million of 7.5% subordinated notes due in 2013 and $85 million of bank debt. On July 20, 2004, we paid off our bank debt with the proceeds from the sale of our offshore operations (see "Overview - sale of offshore operations"), leaving us with $225 million of outstanding subordinated debt and an estimated $70 to $75 million of incremental cash from the sale, after the anticipated payment of estimated income taxes and other expenses associated with the offshore sale, or net debt of approximately $150 million. Our bank borrowing base was reduced from $220 million to $175 million as result of the sale, all of which was available as of August 9, 2004. Our 2004 capital budget was increased to $205 million, as a result of our additional liquidity after the offshore sale. At current commodity prices, we estimate that we will use only a small portion of the excess cash generated from the offshore sale for these purposes for the remainder of 2004. We are considering another transaction with Genesis Energy, L.P. ("Genesis") to sell them another volumetric production payment of CO2 and assign them most of our remaining long-term CO2 supply agreements with our industrial customers, further increasing our cash position by an estimated $5 million to $10 million. We plan to invest our anticipated excess cash over the next one to two years by accelerating our development of CO2 reserves and deliverability at Jackson Dome, accelerating, to the extent possible, our second phase of tertiary operations planned for East Mississippi, and increasing our expenditures elsewhere in areas such as the Barnett Shale. We are also continuing our search for property acquisitions, particularly those that have future tertiary potential. Although we now control most of the fields along our CO2 pipeline, there are a few remaining smaller fields with this potential that we do not control, and we are continuing to acquire additional interests in the fields that we currently own. We also may seek oil fields in other areas, which may have future tertiary opportunities, as well as conventional development and exploration projects.

Off-Balance Sheet Arrangements

Commitments and Obligations

     Our obligations that are not currently recorded on our balance sheet are our operating leases and various obligations for development and exploratory expenditures arising from purchase agreements, our capital expenditure program, or other transactions common to our industry. In addition, in order to recover our undeveloped proved reserves, we must also fund the associated future development costs as forecasted in the proved reserve reports. Further, one of our subsidiaries, the general partner of Genesis Energy, L.P., has guaranteed the bank debt of Genesis (which as of June 30, 2004, consisted of $5.5 million of debt and $20.6 million in letters of credit, $10.7 million of which are for Denbury's benefit) and we have delivery obligations to deliver CO2 to our industrial customers. Our hedging obligations are discussed in Note 7 to the Unaudited Condensed Consolidated Financial Statements. Neither the amounts nor the terms of these commitments or contingent obligations have changed significantly from the year-end 2003 amounts reflected in our Form 10-K filed in March 2004. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2003 Form 10-K for further information regarding our commitments and obligations.

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

     To date during 2004, we have drilled or sidetracked four additional CO2 wells, two of which were producing as of August 9, 2004, and two of which were still being completed. During the first half of the year, our CO2 production averaged 234.0 MMcf/d. We used 65% of this, or 153.2 MMcf/d, in our tertiary operations, and sold the balance to our industrial customers or to Genesis pursuant to our volumetric production payment. We believe that upon completion of our two latest CO2 wells that our production capacity of CO2 will grow to at least 350 MMcf/d. Based on preliminary reserve estimates, we believe that the last two CO2 wells will increase our proven CO2 reserves by approximately [1.0 Tcf], a significant increase from the 1.6 Tcf of proven CO2 reserves as of December 31 2003. With the success of these last two CO2 wells, we should have sufficient CO2 reserves for our planned expansion of CO2 operations into East Mississippi. We have scheduled a 3-D seismic shoot over the Jackson Dome area in the second half of 2004 to help us delineate our future CO2 drilling efforts there. We plan to further expand and increase our CO2 reserves and production capability in order to provide enough CO2 for our planned expansion of our tertiary operations, a significant focus and growth area for us for the foreseeable future.

     Our oil production from our CO2 tertiary recovery activities in the second quarter of 2004 increased 5% over first quarter 2004 levels and 46% over second quarter 2003 levels, to 6,603 Bbls/d in the second quarter of 2004, with most of the increase since the second quarter of 2003 occurring at Mallalieu Field. Production at Mallalieu averaged 3,172 Bbls/d during the second quarter of 2004, as compared to 3,105 Bbls/d in the prior quarter and 1,388 Bbls/d during the second quarter of 2003. We expect our tertiary oil production to continue to grow during 2004 to a projected average of approximately 7,000 Bbls/d for the year, with additional increases expected at all three of our ongoing tertiary operations at Mallalieu, Little Creek and McComb Fields. During the second quarter, we have seen our first minor production response from McComb Field as a result of CO2 injections which commenced late in 2003, averaging 121 Bbls/d for the second quarter, although we do not expect oil production from this field to be significant until late in 2004.

     We spent approximately $0.11 per Mcf to produce our CO2 during the first half of 2004, less than the 2003 average of $0.15 per Mcf, as we did not have any significant workover costs on CO2 wells during the first half of 2004. However, as a result of continued high oil prices, CO2 royalty expenses increased, partially offsetting other operating expense savings, as certain of our CO2 royalty payments increase if the price of oil increases beyond a certain threshold. Our total cost per thousand cubic feet of CO2 during the first half of 2004 was approximately $0.20, after inclusion of depreciation and amortization expense, still significantly less than the $0.37 per thousand cubic feet that would have been paid had we been paying under the purchase contract that existed at the time we acquired the CO2 properties in February 2001.

     For the first half of 2004, our operating costs for our tertiary properties averaged $9.94 per BOE, less than the $10.56 per BOE average in the first half of 2003 and our 2003 annual average of $11.34 per BOE. The savings were a result of the lower cost to produce CO2 discussed above, higher oil production levels, and the realization of approximately $174,000 from the sale of CO2 Kyoto emission reduction credits generated by the re-injection of CO2. In the first quarter of 2003, we received $232,000 from the sale of emission reduction credits.

     Our net operating margin from the sale of CO2 to industrial customers decreased in the first half of 2004 to $2.6 million, down from $3.8 million during the first half of 2003, primarily related to the volumetric production payment we sold to Genesis at a lower average price per thousand cubic foot than we received from the industrial customers in the prior year. We received cash from the Genesis volumetric production payment when the transaction was consummated in the fourth quarter of 2003, thus $1.1 million of the industrial sale revenue is non-cash recognition of deferred revenue.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

     As summarized in the "Overview" section above, higher commodity prices and production, partially offset by higher hedge payments and expenses, resulted in near-record quarterly cash flow from operations and strong earnings. During the first quarter of 2003, we implemented SFAS No. 143, "Accounting for Asset Retirement Obligations," as more fully discussed below under "Depletion, Depreciation and Amortization." The adoption of SFAS No. 143 was recorded as a cumulative effect adjustment of a change in accounting principle, net of income taxes, in our Unaudited Condensed Consolidated Statements of Operations and is listed below on both a gross and per share basis.

                                                                          Three Months Ended         Six Months Ended
                                                                              June 30,                   June 30,
------------------------------------------------------------------  ---------------------------- ---------------------------
Amounts in thousands, except per share amounts                           2004           2003          2004          2003
------------------------------------------------------------------  -------------  ------------- -------------  ------------
Income before cumulative effect of a change in
  accounting principle                                                   $ 19,389       $  5,129     $  41,693      $ 23,582
Cumulative effect of a change in accounting
   principle, net of income tax expense of $1,600                               -              -             -         2,612
                                                                    -------------  ------------- -------------  ------------
     Net income                                                          $ 19,389       $  5,129     $  41,693      $ 26,194
------------------------------------------------------------------  -------------  ------------- -------------  ------------
Net income per common share - basic:
  Income before cumulative effect of a change
    in accounting principle                                              $   0.35       $   0.10     $    0.76      $   0.44
  Cumulative effect of a change in accounting principle                         -              -             -          0.05
                                                                    -------------  ------------- -------------  ------------
     Net income per common share - basic                                 $   0.35       $   0.10     $    0.76      $   0.49
------------------------------------------------------------------  -------------  ------------- -------------  ------------
Net income per common share - diluted:
  Income before cumulative effect of a change
    in accounting principle                                              $   0.34       $   0.09     $    0.73      $   0.42
  Cumulative effect of a change in accounting principle                         -              -             -          0.05
                                                                    -------------  ------------- -------------  ------------
     Net income per common share - diluted                               $   0.34       $   0.09     $    0.73      $   0.47
------------------------------------------------------------------  -------------  ------------- -------------  ------------
Adjusted cash flow from operations (see below)                           $ 63,054       $ 48,989     $ 121,974      $ 96,355
Net change in assets and liabilities relating to operations                (9,844)        11,553       (15,769)         (304)
------------------------------------------------------------------  -------------  ------------- -------------  ------------
Cash flow from operations (1)                                            $ 53,210       $ 60,542     $ 106,205      $ 96,051
------------------------------------------------------------------  -------------  ------------- -------------  ------------
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

     The net change in assets and liabilities relating to operations is also important as it does require or provide additional cash for use in our business; however, we prefer to discuss its effect separately. For instance, as noted above, during the first six months of 2004, we spent $7.5 million (in the second quarter) to acquire 7,500 Bbls/d of oil puts or floors for 2005 and to retire 20 MMcf/d of natural gas hedges for the balance of 2004, and funded a $10.8 million increase in accrued production receivables as a result of the higher commodity prices during the second quarter of 2004, partially

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


offset by changes in other assets and liabilities. Conversely in 2003, commodity prices were highest in the first quarter, causing an increase in our accrued production receivables during March 2003 as a result of unusually high natural gas prices that month, with natural gas index prices in the $9.28 per MMBtu range, with such receivables decreasing during the second quarter as commodity prices declined.

     Certain of our operating results and statistics for the comparative second quarters and first six months of 2004 and 2003 are included in the following table.

                                                                       Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
---------------------------------------------------------------------------------------------  ----------------------------
                                                                      2004          2003           2004           2003
---------------------------------------------------------------------------------------------  -------------  -------------
Average daily production volumes
  Bbls/d                                                                18,730        18,957         19,067         19,259
  Mcf/d                                                                107,230        96,558        105,344         97,857
  BOE/d (1)                                                             36,602        35,050         36,624         35,569

Operating revenues and expenses (thousands)
  Oil sales                                                          $  58,529      $ 43,922      $ 113,054      $  96,135
  Natural gas sales                                                     60,542        50,830        116,253        110,341
  Loss on settlements of derivative contracts (2)                      (18,239)      (13,356)       (32,507)       (41,041)
                                                                  -------------  ------------  -------------  -------------
     Total oil and natural gas revenues                              $ 100,832      $ 81,396      $ 196,800      $ 165,435
                                                                  =============  ============  =============  =============

  Lease operating expenses                                           $  24,530      $ 23,048      $  47,058      $  45,450
  Production taxes and marketing expenses                                4,514         3,467          8,581          7,363
                                                                  -------------  ------------  -------------  -------------
     Total production expenses                                       $  29,044      $ 26,515      $  55,639      $  52,813
                                                                  =============  ============  =============  =============

  CO2 sales and transportation fees (3)                              $   1,580      $  2,445      $   2,941      $   4,634
  CO2 operating expenses                                                   209           534            353            851
                                                                  -------------  ------------  -------------  -------------
    CO2 operating margin                                             $   1,371      $  1,911      $   2,588      $   3,783
                                                                  =============  ============  =============  =============
Unit prices - including impact of hedges
  Oil price per Bbl                                                  $   26.56      $  23.93      $   25.72      $   24.32
  Gas price per Mcf                                                       5.69          4.56           5.61           4.55

Unit prices - excluding impact of hedges
  Oil price per Bbl                                                  $   34.34      $  25.46      $   32.58      $   27.58
  Gas price per Mcf                                                       6.20          5.78           6.06           6.23

Oil and gas operating revenues and expenses per BOE (1):
  Oil and natural gas revenues                                       $   35.75      $  29.71      $   34.40      $   32.07
                                                                  =============  ============  =============  =============
  Oil and gas lease operating expenses                               $    7.36      $   7.23      $    7.06      $    7.06
  Oil and gas production taxes and marketing expense                      1.36          1.08           1.29           1.15
                                                                  -------------  ------------  -------------  -------------
     Total oil and gas production expenses                           $    8.72      $   8.31      $    8.35      $    8.21
---------------------------------------------------------------------------------------------  ---------------  -----------

(1) Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").
(2) See also "Market Risk Management" below for information concerning the Company's hedging transactions.
(3) For three and six months ended June 30, 2004, includes deferred revenue of $0.6 million and $1.1 million, respectively, associated with a volumetric production payment and $0.7 million and $1.2 million, respectively, of transportation income from Genesis.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Production:  Production  by area for  each of the quarters of 2003 and the first
----------   and  second  quarters  of 2004 is  listed  in the following table.

                                                     Average Daily Production (BOE/d)
                                  --------------------------------------------------------------------------------
                                        First        Second        Third        Fourth        First        Second
                                       Quarter       Quarter      Quarter       Quarter      Quarter       Quarter
                                        2003          2003         2003          2003         2004          2004
------------------------------------------------------------------------------------------------------------------

Mississippi - non-CO2 floods            14,537       13,600        13,367       13,066        12,754       13,048

Mississippi - CO2 floods                 4,345        4,522         4,227        5,579         6,318        6,603

Onshore Louisiana                        8,700        8,417         8,024        8,812         8,825        7,492

Offshore Gulf of Mexico                  8,353        8,351         7,186        6,865         8,521        9,114

Other                                      158          160           312          268           229          345
                                  --------------------------------------------------------------------------------

Total Denbury                           36,093       35,050        33,116       34,590        36,647       36,602
------------------------------------------------------------------------------------------------------------------

     Overall production increased 4% on a BOE/d basis in the second quarter of 2004 as compared to the second quarter of 2003, but was relatively stable between the first and second quarters of 2004 and the respective first six months of 2003 and 2004. However, several factors that caused fluctuations between the various periods should be noted. During the first quarter of 2003 (effective January 31), we sold Laurel Field, a Mississippi non-CO2 flood property that had averaged between 1,500 and 1,700 BOE/d since we acquired it in August 2002. Eliminating the one month of Laurel Field production in 2003 reduces the variance in the first quarter to first quarter production for Mississippi - non-CO2 floods by approximately 526 BOE/d. The balance of the decline in this operating area is primarily related to normal depletion at several of our fields. Production increased slightly in this area in the second quarter of 2004, as compared to production in the prior quarter, as a result of additional natural gas drilling in the Selma Chalk formation at Heidelberg Field. Natural gas production at this field averaged 14.8 MMcf/d in the second quarter of 2004, up from 11.0 MMcf/d in the prior quarter and 10.4 MMcf/d in the second quarter of 2003, making Heidelberg Field our single largest natural gas producing field for the most recent quarter.

     As more fully discussed in "CO2 Operations" above, oil production from our tertiary operations continued to increase in the second quarter of 2004, averaging 6,603 Bbls/d, representing 35% of our second quarter corporate oil production and 24% of our total corporate production on a BOE basis pro forma to give effect to the offshore sale. Production from our offshore properties averaged 9,114 BOE/d in the quarter, the highest level for us since 2002, following an active development program during the last eighteen months. Without significant continued development in this area, production was expected to decrease rapidly in the future had the properties not been sold. Production declines in our onshore Louisiana properties offset the increases in other areas, declining 15% from first quarter 2004 levels and 11% from second quarter 2003 levels. Production at Thornwell, an onshore Louisiana Field, averaged 1,403 BOE/d during the second quarter of 2004, down from 2,526 BOE/d in the prior quarter, and 2,820 BOE/d in the second quarter of 2003. We did not process any liquids this quarter at Thornwell, a decision that is made monthly depending on the relative price of liquids and natural gas, causing part of the decline. More significantly, production from this field is in a steep decline due to its short-lived nature, and is expected to further decline throughout 2004. In spite of its short remaining life, we have generated a good return on investment at Thornwell, with a net profit to date (on a cash basis) through June 30, 2004 of $32.3 million. This field, and our offshore properties just sold, were expected to have the steepest decline rates of any of our properties during the near future.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Oil and Natural Gas Revenues: Oil and natural gas revenues, net of hedge payments, for the second quarter of 2004 increased $24.3 million, or 26%, from the comparable quarter of 2003, primarily as a result of higher commodity prices, plus slightly higher production, partially offset by higher payments on our hedges. When comparing the respective six-month periods, revenues were also higher in 2004, primarily as a result of higher commodity prices. Production was almost the same for the comparable six-month periods and hedge payments were higher in the first half of 2003 than in the first half of 2004 due to unusually high natural prices in March 2003, when natural gas index prices were approximately $9.28 per MMBtu. Cash payments on our hedges were $18.2 million in the second quarter of 2004 and $32.5 million year to date, up 37% on a quarterly basis from the $13.4 million paid during the second quarter of 2003, but down 21% from the $41.0 million paid during the first six months of 2003. See "Market Risk Management" for additional information regarding our hedging activities.

     Record high average commodity prices on a per BOE basis in the second quarter of 2004 increased revenues 25% or $20.1 million between the respective second quarters of 2004 and 2003. The 4% increase in production in the second quarter of 2004 further increased oil and natural gas revenues for the two periods, by $4.2 million, or 5%. However, higher hedge payments reduced revenue by $4.9 million or 6% between the respective second quarters. While both commodity prices were higher in the second quarter of 2004 as compared to those in the second quarter of 2003, the increase in oil prices was the most significant, with an increase in our average net oil price of $8.88 per Bbl, a 35% increase. Natural gas prices were approximately 7% higher between the two respective periods.

     When comparing the respective six month periods, higher commodity prices, higher production and lower hedge payments all contributed to higher revenue in the first half of 2004 as compared to revenue in the first half of 2003. Higher commodity prices on a per BOE basis in the first half of 2004 increased revenues 9% or $15.5 million between the respective first six months of 2004 and 2003. The 3% increase in production in the first half of 2004 further increased oil and natural gas revenues for the two periods, by $7.3 million, or 4%. Lower hedge payments in the first half of 2004 increased revenue by $8.5 million or 5% between the respective six month periods. Natural gas prices were almost the same between the respective six month periods, while our average net oil price increased 18%, from $27.58 per Bbl in the first half of 2003 to $32.58 per Bbl in the first half of 2004.

     Production Expenses: To date in 2004, we have not had significant workover expenses, although we had higher than normal repairs and maintenance on offshore platforms during the period. In comparison, during the first half of 2003, we incurred $2.9 million on two workovers relating to mechanical failures of two onshore Louisiana wells. Operating expenses on our tertiary operations increased from $8.5 million in the first half of 2003 to $11.7 million in the comparable period of 2004 as a result of increased activity at Mallalieu and McComb Fields. However, with the 46% higher production from these tertiary operations, operating expenses for our tertiary operations on a per BOE basis decreased from $10.56 per BOE in the first half of 2003 to $9.94 per BOE in the first half of 2004. Nonetheless, our tertiary operations are resulting in steadily increasing costs per BOE on a corporate basis as our tertiary operations constitute a more significant portion of our total production and operations. The balance of cost increases is generally attributable to higher energy costs to operate the properties and general cost inflation in our industry. In general, we expect our operating costs per BOE to increase throughout 2004 and beyond as the operating costs of our tertiary operations are higher than for our other operations and as tertiary operations become more and more significant.

     Production taxes and marketing expenses generally change in proportion to commodity prices and production and as such, were higher in the second quarter of 2004 following the record high commodity prices.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Administrative Expenses

     General and administrative ("G&A") expenses increased 18% on a per BOE basis between the respective second quarters and 21% between the respective first six months, as set forth below:

                                                           Three Months Ended               Six Months Ended
                                                                 June 30,                       June 30,
-------------------------------------------------  -----------------------------------  -------------------------
                                                         2004               2003            2004         2003
-------------------------------------------------  ----------------   ----------------  ------------ ------------
Net G&A expense (thousands)
  Gross G&A expenses                                      $ 11,773           $ 10,971      $ 24,453     $ 22,403
  State franchise taxes                                        242                358           488          721
  Operator overhead charges                                 (6,714)            (6,508)      (13,494)     (13,023)
  Capitalized exploration costs                             (1,123)            (1,445)       (2,521)      (2,934)
                                                   ----------------   ----------------  ------------ ------------
    Net G&A expense                                       $  4,178           $  3,376      $  8,926     $  7,167
                                                   ================   ================  ============ ============
Average G&A cost per BOE                                  $   1.25           $   1.06      $   1.34     $   1.11
Employees as of June 30                                        395                369           395          369
-------------------------------------------------  ----------------   ----------------  ------------ ------------

     Gross G&A expenses increased $802,000, or 7%, between the respective second quarters and $2.1 million or 9% between the respective first six months. The single largest component of this increase relates to approximately $475,000 and $975,000 of employee severance payments in the second quarter and first half of 2004, respectively, for a portion of the offshore professional and technical staff terminated prior to June 30, 2004 in conjunction with our offshore property sale. We expect the remaining employees dedicated to our offshore operations to be terminated in the third quarter at an estimated cost of approximately $1.6 million. We also incurred additional G&A expenses associated with the corporate restructuring in December 2003, compliance with the requirements of the Sarbanes-Oxley Act, the sale of stock by the Texas Pacific Group in March 2004, and overall increases in most other categories of G&A due to general cost inflation. As a result of the personnel reductions in our offshore area, our capitalized exploration costs decreased slightly in the second quarter of 2004 as compared to the level of those costs in the same period in 2003, partially offset by slightly higher overhead recoveries resulting from incremental development activity. The change in net G&A was similar to the change in gross G&A between the respective periods. On a per BOE basis, G&A costs increased parallel to the change in gross cost as the change in overall production rates was not significant between the periods.

Interest and Financing Expenses

                                                              Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
----------------------------------------------------  ----------------------------------  -----------------------------
Amounts in thousands, except per BOE amounts              2004               2003             2004            2003
----------------------------------------------------  --------------    ----------------  -------------    ------------
Interest expense                                          $   5,068           $   6,227       $ 10,149        $ 12,688
Non-cash interest expense                                      (227)               (296)          (454)           (799)
                                                      --------------    ----------------  -------------    ------------
Cash interest expense                                         4,841               5,931          9,695          11,889
Interest and other income                                      (330)               (347)          (749)           (551)
                                                      --------------    ----------------  -------------    ------------
    Net cash interest expense                               $ 4,511             $ 5,584        $ 8,946        $ 11,338
                                                      ==============    ================  =============    ============
Average net cash interest expense per BOE                    $ 1.35              $ 1.75         $ 1.34          $ 1.76
Average interest rate (1)                                       6.3%                6.5%           6.3%            6.6%
Average debt outstanding                                  $ 309,286           $ 367,747       $307,703        $359,696
----------------------------------------------------  ==============    ================  =============    ============
(1) Includes commitment fees but excludes amortization of discount and debt issue costs.

     Interest expense for the second quarter and first six months of 2004 decreased from levels in the comparable periods of 2003 primarily due to (i) lower overall interest rates, primarily as a result of our subordinated debt refinancing in 2003, and (ii) lower average debt levels as a result of our $50 million reduction in debt during 2003. Our non-cash interest expense also decreased as a result of the subordinated debt refinancing, which eliminated the amortization of discount on

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

our old subordinated debt, which was higher than the discount and related amortization on our new subordinated debt issue.

Depletion, Depreciation and Amortization

                                                            Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
---------------------------------------------------  --------------------------------- --------------------------
Amounts in thousands, except per BOE amounts               2004              2003           2004         2003
---------------------------------------------------  ---------------    -------------- ------------- ------------
Depletion and depreciation                                 $ 25,694          $ 21,449      $ 50,698     $ 43,429
Depletion and depreciation of CO2 assets                      1,240               592         2,378        1,030
Accretion of asset retirement obligations                       774               684         1,541        1,503
Depreciation of other fixed assets                              453               405           868          721
                                                     ---------------    -------------- ------------- ------------
    Total DD&A                                             $ 28,161          $ 23,130      $ 55,485     $ 46,683
                                                     ===============    ============== ============= ============
DD&A per BOE:
  Oil and natural gas properties                           $   7.95          $   6.94      $   7.83     $   6.98
  CO2 assets and other fixed assets                            0.51              0.31          0.49         0.27
---------------------------------------------------  ---------------    -------------- ------------- ------------
    Total DD&A cost per BOE                                $   8.46          $   7.25      $   8.32     $   7.25
---------------------------------------------------  ===============    ============== ============= ============

     In total, our depletion, depreciation and amortization ("DD&A") rate on a per BOE basis increased 17% between the respective second quarters, primarily due to the higher percentage of expenditures on offshore properties during 2003 and the first half of 2004, which have higher overall finding and development costs. In addition, certain of our future development cost estimates have increased to reflect the rising costs in the industry, contributing to the increase in our DD&A rate over the first quarter rate. The 2004 rates are more comparable to the DD&A rate of $8.00 per BOE during the fourth quarter of 2003 than to the DD&A rate for the first half of 2003. To date, we have added only a portion of the incremental oil reserves that we expect to add during 2004 from our tertiary operations. As such, our DD&A rate could change significantly in the next six months. We project that our DD&A rate will decrease by $0.70 to $0.80 per BOE in the third quarter as a result of the sale of our offshore properties. We also expect the DD&A rate for our CO2 assets to decrease in the third quarter as a result of the recent increase in CO2 reserves from the two wells being completed, although these savings will be partially offset by the continuing increase in CO2 production volumes.

Income Taxes

                                                                         Three Months Ended          Six Months Ended
                                                                              June 30,                    June 30,
-------------------------------------------------------------   --------------------------------- --------------------------
Amounts in thousands, except per BOE amounts and tax rates           2004               2003          2004          2003
-------------------------------------------------------------   --------------    --------------- ------------ -------------
Income tax provision
  Current income tax expense (benefit)                                $   977           $ (1,093)    $  3,096       $ 1,637
  Deferred income tax expense                                           8,672              3,527       17,194         9,882
                                                                --------------    --------------- ------------ -------------
    Total income tax expense                                          $ 9,649           $  2,434     $ 20,290      $ 11,519
                                                                ==============    =============== ============ =============
Average income tax expense per BOE                                    $  2.90           $   0.76     $   3.04        $ 1.79
Effective tax rate                                                       33.2%              32.2%        32.7%         32.8%
-------------------------------------------------------------   --------------    --------------- ------------ -------------

     Our income tax provision for the respective periods was based on an estimated statutory tax rate of 38%. The net effective tax rate was lower than the statutory rates, primarily due to the recognition of enhanced oil recovery credits which lowered our overall tax expense. The current income tax expense represents our anticipated alternative minimum cash taxes that we cannot offset with our regular tax net operating loss carryforwards or our enhanced oil recovery credits. We recognized a current income tax credit of $1.1 million in the 2003 second quarter due to a downward revision in our 2003 forecast of taxable income at that time.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Per BOE Data

     The following table summarizes our cash flow, DD&A and results of operations on a per BOE basis for the comparative periods. Each of the individual components are discussed above.

                                                                     Three Months Ended           Six Months Ended
                                                                           June 30,                   June 30,
---------------------------------------------------------------   --------------------------  -------------------------
Per BOE data                                                         2004          2003          2004         2003
---------------------------------------------------------------   ------------  ------------  ------------ ------------
Revenues                                                              $ 35.75       $ 29.71       $ 34.40      $ 32.07
Loss on settlements of derivative contracts                             (5.48)        (4.19)        (4.88)       (6.37)
Lease operating expenses                                                (7.36)        (7.23)        (7.06)       (7.06)
Production taxes and marketing expenses                                 (1.36)        (1.08)        (1.29)       (1.15)
---------------------------------------------------------------   ------------  ------------  ------------ ------------
  Production netback                                                    21.55         17.21         21.17        17.49
CO2 operating margin                                                     0.41          0.60          0.39         0.59
General and administrative expenses                                     (1.25)        (1.06)        (1.34)       (1.11)
Net cash interest expense                                               (1.35)        (1.75)        (1.34)       (1.76)
Current income taxes and other                                          (0.42)         0.36         (0.58)       (0.24)
Changes in assets and liabilities                                       (2.96)         3.62         (2.37)       (0.05)
---------------------------------------------------------------   ------------  ------------  ------------ ------------
  Cash flow from operations                                             15.98         18.98         15.93        14.92
DD&A                                                                    (8.46)        (7.25)        (8.32)       (7.25)
Deferred income taxes                                                   (2.60)        (1.11)        (2.58)       (1.54)
Amortization of derivative contracts and other non-cash
  hedging adjustments                                                   (2.15)         0.24         (1.19)        0.35
Early retirement of subordinated debt                                       -         (5.53)            -        (2.74)
Cumulative effect of change in accounting principle                         -             -             -         0.41
Changes in assets and liabilities and other non-cash items               3.05         (3.72)         2.42        (0.08)
---------------------------------------------------------------   --------------------------  ------------ ------------
  Net income                                                          $  5.82       $  1.61       $  6.26      $  4.07
---------------------------------------------------------------   --------------------------  ------------ ------------

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

                                                                      Expected Maturity Dates
-----------------------------------------  ---------------------------------------------------------------------------------

                                               2004-                                                 Carrying       Fair
Amounts in thousands                           2005       2006           2007      2008    After       Value        Value
-----------------------------------------    -------    --------       -------   ------- ---------  ----------- --------------

Variable rate debt:
    Bank debt...............................   $ -      $ 85,000        $  -       $  -  $       -     $  85,000   $  85,000
      The weighted-average interest rate on the bank debt at June 30, 2004 is 2.6%.

Fixed rate debt:
    7.5% subordinated debt,
      net of discount, due 2013.............   $ -      $      -        $  -       $  -  $ 225,000     $ 223,300   $ 233,438
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

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

These contracts have historically consisted of price floors, collars and fixed price swaps. We generally attempt to hedge between 33% and 75% of our anticipated production each year to provide us with a reasonably certain amount of cash flow to cover most of our budgeted exploration and development expenditures without incurring significant debt, although our hedging percentage may vary relative to our debt levels. For example, when our debt levels are high, we may hedge a higher percentage of our production than when our debt levels are low. When we make an acquisition, we attempt to hedge a large percentage, up to 100%, of the forecasted production for the subsequent one to three years following the acquisition in order to help provide us with a minimum return on our investment. Much of our hedging activity has been with collars, although for the 2002 COHO acquisition, we also used swaps in order to lock in the prices used in our economic forecasts. In the second quarter of 2004, we purchased price floors or puts relating to a portion of our 2005 oil production, allowing us to retain any upside from increases in commodity prices. All of the mark-to-market valuations used for our financial derivatives are provided by external sources and are based on prices that are actively quoted. We manage and control market and counterparty credit risk through established internal control procedures which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification.

     Upon reaching a verbal agreement on the offshore property sale, subject primarily to the purchaser's further due diligence, we entered into natural gas swaps on a total of 23.6 Bcf for the period of July 2004 through December 2005, covering the anticipated natural gas production from our offshore properties for that period, with the tacit understanding with the prospective purchaser that these hedges would be transferred to the purchaser upon closing. These swaps did not qualify for hedge accounting and as of August 6, we had assigned them to the purchaser of the offshore properties. At about the same time, with the expectation that the offshore transaction would be consummated, we retired, by purchasing offsetting contracts, 20 MMcf/d of our natural gas hedges for July to December of 2004, at a cost of approximately $3.9 million. This transaction, and the related hedge accounting designation changes and associated fair market value adjustments, was the primary reason for the $7.1 million net charge to earnings in the second quarter of 2004 relating to our derivative contracts.

     At June 30, 2004, our derivative contracts were recorded at their fair value, which was a net liability of approximately $36.9 million, a decrease of approximately $7.7 million from the $44.6 million fair value liability recorded as of December 31, 2003. This decrease in our net liability is a result of the termination of six months of derivative contracts due to the passage of time, partially offset by an increase in the liability as a result of higher oil and natural gas commodity prices between December 31, 2003 and June 30, 2004. Information regarding our current hedging positions is included in Note 7 to the Unaudited Condensed Consolidated Financial Statements.

     Although we have hedged less of our production in 2004 than in 2003 (approximately 55% of our total production in 2004 as compared to approximately 80% in 2003), we expect our total hedge payments for 2004 to be about the same as in 2003 due to the currently higher oil prices in 2004 and lower hedged prices. To date for 2005, we have 15.0 MMcf/d of natural gas collars with a floor of $3.00 per MMBtu and a ceiling of approximately $5.50 per MMBtu and 7,500 Bbls/d of oil puts or floors with a floor price of $27.50, acquired at a total cost of approximately $3.6 million. Since these most recent hedges are puts or price floors, the maximum out-of-pocket exposure is the cost of the put.

     Based on NYMEX natural gas futures prices at June 30, 2004, we would expect to make future cash payments of $13.4 million on our natural gas commodity hedges. If natural gas futures prices were to decline by 10%, we would expect to receive $8.2 million under our natural gas commodity hedges, and if futures prices were to increase by 10% we would expect to pay $36.0 million. Based on NYMEX crude oil futures prices at June 30, 2004, we would expect to pay $24.2 million on our crude oil commodity hedges. If crude oil futures prices were to decline by 10%, we would expect to pay $17.8 million, and if crude oil futures prices were to increase by 10%, we would expect to pay $30.7 million under our crude oil commodity hedges.

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

Part II.  Other Information

Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------


                                ISSUER PURCHASES OF EQUITY SECURITIES

                                                              (c) Total Number of     (d) Maximum Number
                                 (a) Total                     Shares Purchased       of Shares that May
                                  Number of    (b) Average    as Part of Publicly      Yet Be Purchased
                                   Shares       Price Paid    Announced Plans or       Under the Plan Or
            Period                Purchased      per Share         Programs                Programs
------------------------------------------------------------------------------------------------------------
January 1 through 31, 2004               -              -                -                  100,000
February 1 through 29, 2004         50,000        $ 14.87           50,000                   50,000
March 1 through 31, 2004                 -              -                -                   50,000
April 1 through 30, 2004            25,000        $ 18.74           25,000                   25,000
May 1 through 31, 2004              25,000        $ 17.96           25,000                  100,000
June 1 through 30, 2004                  -              -                -                  100,000
Total                              100,000        $ 16.61          100,000                  100,000
------------------------------------------------------------------------------------------------------------

     In August 2003, we adopted a stock repurchase plan (the "Plan") to purchase shares of our common stock on the NYSE in order for such repurchased shares to be reissued to our employees who participate in Denbury's Employee Stock Purchase Plan. The Plan provides for purchases through an independent broker of 50,000 shares of Denbury's common stock per fiscal quarter for a period of approximately twelve months, or a total of 200,000 shares, beginning August 13, 2003 and ending on July 31, 2004. In May 2004, the Board of Directors renewed the Plan for another year, beginning July 1, 2004 and ending June 30, 2005. Purchases are to be made at prices and times determined at the discretion of the independent broker, provided however that no purchases may be made during the last ten business days of a fiscal quarter.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Denbury's Annual Meeting of Shareholders was held on May 12, 2004 for the purposes of: (1) electing six Directors of Denbury for one-year terms to expire at the 2005 Annual Meeting of Shareholders, and (2) approving a new omnibus stock and incentive plan. At the record date, March 31, 2004, 54,672,960 shares of common stock were outstanding and entitled to one vote per share upon all matters submitted at the meeting. Holders of 46,050,628 shares of common stock, representing approximately 84% of the total issued and outstanding shares of common stock, were present in person or by proxy at the meeting to cast their vote.

     With respect to the election of directors, all six director nominees were re-elected. All of the directors are elected on an annual basis. The votes were cast as follows:


Nominees for Directors          For       Withheld
--------------------------- ------------- ----------
Ronald G. Greene            45,908,287    142,341
David I. Heather            45,708,672    341,956
William S. Price, III       45,088,739    961,889
Gareth Roberts              45,893,737    156,891
Wieland F. Wettstein        45,572,972    477,656
Carrie A. Wheeler           45,091,655    958,973

     On May 31, 2004, Mr. William S. Price, III and Ms. Carrie A. Wheeler, both principals of the Texas Pacific Group resigned as directors. On June 3, 2004, Mr. Donald D. Wolf was appointed as a director to fill one of the vacancies.


     The proposed 2004 Omnibus Stock and Incentive Plan was also approved. The votes were cast as follows:


     For         Against    Abstentions    Broker Non-Votes
--------------- ----------- -------------- --------------------
33,111,946      4,515,825   273,361        8,149,496


Item 6.  Exhibits and Reports on Form 8-K during the Second Quarter of 2004
--------------------------------------------------------------------------

     Exhibits:
     --------

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

     * Filed herewith.

     Reports on Form 8-K:
     -------------------

     On April 28, 2004, we filed a Form 8-K, which included our press release on our first quarter 2004 earnings.

     On May 17, 2004, we filed a Form 8-K, as amended on May 24, 2004, which announced the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ended December 31, 2004, to replace Deloitte & Touche LLP. In addition, the company announced it had renewed its stock purchase plan for another year.

     On June 3, 2004, we filed a Form 8-K, which announced the resignation of William S. Price, III and Carrie A. Wheeler as directors of the company, and the appointment of Donald S. Wolf to serve as a director of the company.

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


                              DENBURY RESOURCES INC.
                             (Registrant)


                              By:                /s/ Phil Rykhoek
                                  ----------------------------------------------
                                                     Phil Rykhoek
                                  Sr. Vice President and Chief Financial Officer



                              By:               /s/ Mark C. Allen
                                  ----------------------------------------------
                                                    Mark C. Allen
                                  Vice President and Chief Accounting Officer



Date August 9, 2004