Form 10-Q
period 2005-03-31
DENBURY RESOURCES INC
filed 2005-05-09
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

                  For the quarterly period ended March 31, 2005

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at April 30, 2005
         -----                                 -----------------------------

Common Stock, $.001 par value                            56,760,657

                                      INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

     Item 1. Financial Statements

          Unaudited Condensed Consolidated Balance Sheets at March 31,
               2005 and December 31, 2004                                      3

          Unaudited  Condensed  Consolidated  Statements of Operations
               for the Three Months Ended March 31, 2005 and 2004              4

          Unaudited  Condensed  Consolidated  Statements of Cash Flows
               for the Three Months Ended March 31, 2005 and 2004              5

          Unaudited Condensed Consolidated Statements of Comprehensive
               Operations  for the Three  Months  Ended March 31, 2005
               and 2004                                                        6

          Notes to  Unaudited   Condensed    Consolidated    Financial
               Statements                                                   7-16

     Item 2.  Management's   Discussion  and  Analysis  of  Financial
              Condition and Results of Operations                          17-29

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk      30

     Item 4.  Controls and Procedures                                         30

 Part II.  Other Information

     Item 1.  Legal Proceedings                                               30

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     30

     Item 3.  Defaults Upon Senior Securities                                 31

     Item 4.  Submission of Matters to a Vote of Security Holders             31

     Item 5.  Other Information                                               31

     Item 6.  Exhibits                                                        31

     Signatures                                                               32

                                                 DENBURY RESOURCES INC.
                                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (In thousands, except shares)

                                                                                  March 31,      December 31,
                                                                                    2005            2004
                                                                              ---------------  ---------------
                                   Assets
Current assets
   Cash and cash equivalents                                                  $       42,742   $       33,039
   Short-term investments                                                             14,572           57,171
   Accrued production receivable                                                      51,454           44,790
   Related party receivable - Genesis                                                      -              745
   Trade and other receivables                                                        14,052           10,963
   Deferred tax asset                                                                 31,452           25,189
   Derivative assets                                                                       5              949
                                                                              ---------------  ---------------
      Total current assets                                                           154,277          172,846
                                                                              ---------------  ---------------

Property and equipment
   Oil and natural gas properties (using full cost accounting)
     Proved                                                                        1,394,274        1,326,401
     Unevaluated                                                                      41,771           20,253
   CO2 properties and equipment                                                      160,594          132,685
   Other                                                                              30,177           25,929
   Less accumulated depletion and depreciation                                      (729,027)        (707,906)
                                                                              ---------------  ---------------
      Net property and equipment                                                     897,789          797,362
                                                                              ---------------  ---------------

Investment in Genesis                                                                  6,945            6,791
Other assets                                                                          10,963           15,707
                                                                              ---------------  ---------------
      Total assets                                                            $    1,069,974   $      992,706
                                                                              ===============  ===============

Current liabilities
   Accounts payable and accrued liabilities                                   $       70,955   $       51,860
   Accounts payable - Genesis                                                            190                -
   Oil and gas production payable                                                     24,173           24,856
   Derivative liabilities                                                              9,779            5,815
   Short-term capital lease obligations - Genesis                                        534              375
                                                                              ---------------  ---------------
      Total current liabilities                                                      105,631           82,906
                                                                              ---------------  ---------------

Long-term liabilities
   Capital lease obligations - Genesis                                                 6,305            4,184
   Long-term debt                                                                    223,446          223,397
   Asset retirement obligations                                                       19,641           18,944
   Deferred revenue - Genesis                                                         22,756           23,378
   Deferred tax liability                                                            112,625           97,125
   Other                                                                                 757            1,100
                                                                              ---------------  ---------------
      Total long-term liabilities                                                    385,530          368,128
                                                                              ---------------  ---------------

Stockholders' equity
   Preferred stock, $.001 par value, 25,000,000 shares authorized; none
     issued and outstanding                                                                -                -
   Common stock, $.001 par value, 100,000,000 shares authorized;
     56,915,476 and 56,607,877 shares issued at March 31, 2005 and
     December 31, 2004, respectively                                                      57               57
   Paid-in capital in excess of par                                                  447,297          441,023
   Deferred compensation                                                             (20,922)         (21,678)
   Retained earnings                                                                 159,172          129,104
   Accumulated other comprehensive loss                                               (3,661)          (4,788)
   Treasury stock, at cost, 124,594 and 93,072 shares at March 31, 2005 and
     December 31, 2004, respectively                                                  (3,130)          (2,046)
                                                                              ---------------  ---------------
      Total stockholders' equity                                                     578,813          541,672
                                                                              ---------------  ---------------
      Total liabilities and stockholders' equity                              $    1,069,974   $      992,706
                                                                              ===============  ===============


                   (See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

                                                 DENBURY RESOURCES INC.
                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (In thousands, except shares)

                                                                            Three Months Ended
                                                                                March 31,
                                                                         -------------------------
                                                                            2005         2004
                                                                         ------------ ------------
Revenues
  Oil, natural gas and related product sales:
    Unrelated parties                                                    $   111,016  $    91,274
    Related party - Genesis                                                        -       18,962
  CO2 sales and transportation fees:
    Unrelated parties                                                            392          284
    Related party - Genesis                                                    1,338        1,077
  Loss on effective hedge contracts                                                -      (14,268)
  Interest income and other                                                      616          419
                                                                         ------------ ------------
    Total revenues                                                           113,362       97,748
                                                                         ------------ ------------

Expenses
  Lease operating expenses                                                    22,962       22,528
  Production taxes and marketing expenses                                      5,190        4,067
  Transportation expense - Genesis                                               936            -
  CO2 operating expenses                                                         346          144
  General and administrative expenses                                          6,495        4,748
  Interest, net of interest capitalized of $262 and none                       4,476        5,081
  Depletion and depreciation                                                  21,528       27,324
  Commodity derivative expense                                                 7,821          818
                                                                         ------------ ------------
    Total expenses                                                            69,754       64,710
                                                                         ------------ ------------
Equity in net income (loss) of Genesis                                           287          (93)
                                                                         ------------ ------------
Income before income taxes                                                    43,895       32,945

Income tax provision
  Current income taxes                                                         5,282        2,119
  Deferred income taxes                                                        8,546        8,522
                                                                         ------------ ------------
Net income                                                               $    30,067  $    22,304
                                                                         ============ ============

Net income per common share - basic                                      $      0.54  $      0.41

Net income per common share - diluted                                    $      0.51  $      0.40

Weighted average common shares outstanding
  Basic                                                                       55,459       54,388
  Diluted                                                                     58,604       56,313




                   (See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

                                                 DENBURY RESOURCES INC.
                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    ----------------------------
                                                                                        2005           2004
                                                                                    -------------  -------------
Cash flow from operating activities:
 Net income                                                                         $     30,067   $     22,304
  Adjustments needed to reconcile to net cash flow provided by operations:
   Depreciation, depletion and amortization                                               21,528         27,324
   Non-cash hedging adjustments                                                            6,722            818
   Deferred income taxes                                                                   8,546          8,522
   Deferred revenue - Genesis                                                               (622)          (511)
   Deferred compensation - restricted stock                                                1,028              -
   Current income tax benefit from stock options                                           2,080              -
   Amortization of debt issue costs and other                                                 62            463
 Changes in assets and liabilities:
   Accrued production receivable                                                          (5,919)        (7,426)
   Trade and other receivables                                                            (3,088)        (1,227)
   Other assets                                                                              130              -
   Accounts payable and accrued liabilities                                                7,244          1,723
   Oil and gas production payable                                                           (683)         1,798
   Other liabilities                                                                        (466)          (793)
                                                                                    -------------  -------------
Net cash provided by operations                                                           66,629         52,995
                                                                                    -------------  -------------

Cash flow used for investing activities:
   Oil and natural gas expenditures                                                      (57,195)       (47,750)
   Acquisitions of oil and gas properties                                                (30,781)          (163)
   Change in accrual for capital expenditures                                             11,239              -
   Acquisitions of CO2 assets and capital expenditures                                   (27,963)       (20,203)
   Purchases of other assets                                                              (1,930)          (304)
   Proceeds from oil and gas property sales                                                  (18)           512
   Deposits on oil and gas property acquisitions                                           4,507              -
   Maturities of short-term investments                                                   42,575              -
   Increase in restricted cash                                                               (48)          (203)
                                                                                    -------------  -------------
Net cash used for investing activities                                                   (59,614)       (68,111)
                                                                                    -------------  -------------

Cash flow from financing activities:
   Bank repayments                                                                       (14,000)        (3,000)
   Bank borrowings                                                                        14,000          8,000
   Payments on capital lease obligations - Genesis                                          (125)             -
   Issuance of common stock                                                                4,361          3,879
   Purchase of treasury stock                                                             (1,548)          (743)
                                                                                    -------------  -------------
Net cash provided by financing activities                                                  2,688          8,136
                                                                                    -------------  -------------

Net increase (decrease) in cash and cash equivalents                                       9,703         (6,980)

Cash and cash equivalents at beginning of period                                          33,039         24,188
                                                                                    -------------  -------------
Cash and cash equivalents at end of period                                          $     42,742   $     17,208
                                                                                    =============  =============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                                $ 259        $ 8,950
   Cash paid (refunded) during the period for income taxes                                     -           (273)


                   (See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

                                                 DENBURY RESOURCES INC.
                                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                                                COMPREHENSIVE OPERATIONS
                                                     (In thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   ---------------------------
                                                                                       2005          2004
                                                                                   -------------  ------------
Net income                                                                         $     30,067   $    22,304
Other comprehensive income (loss), net of income tax:
  Change in fair value of derivative contracts, net of tax of ($6,744)                        -       (11,004)
  Reclassification adjustments related to settlements of derivative contracts,
    net of tax of $689 and $5,422, respectively                                           1,125         8,846
  Unrealized gain on securities available for sale                                            2             -
                                                                                   -------------  ------------
Comprehensive income                                                               $     31,194   $    20,146
                                                                                   =============  ============












                   (See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

Interim Financial Statements

    The accompanying unaudited condensed consolidated financial statements of Denbury Resources Inc. and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms "we," "our," "us," "Denbury" or "Company" refer to Denbury Resources Inc. and its subsidiaries. These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004. Any capitalized terms used but not defined in these Notes to Unaudited Condensed Consolidated Financial Statements have the same meaning given to them in the Form 10-K.

     Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In management's opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of Denbury as of March 31, 2005 and the consolidated results of its operations and cash flows for the three month periods ended March 31, 2005 and 2004. Certain prior period items have been reclassified to make the classification consistent with the classification in the most recent quarter.

Net Income Per Common Share

     Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options and any other convertible securities outstanding. For the three month periods ended March 31, 2005 and 2004, there were no adjustments to net income for purposes of calculating diluted net income per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three month periods ended March 31, 2005 and 2004.

                                                       Three Months Ended
                                                           March 31,
                                                 --------------------------------
                                                      2005             2004
                                                 ---------------- ---------------
                                                      (shares in thousands)
Weighted average common shares - basic.......             55,459          54,388

Potentially dilutive securities:
  Stock options..............................              2,828           1,925
  Restricted stock...........................                317               -
                                                 ---------------- ---------------
Weighted average common shares - diluted....              58,604          56,313
                                                 ================ ===============


    The weighted average common shares - basic amount in 2005 excludes 1,160,000 shares of non-vested restricted stock granted in 2005 and 2004 that is subject to future time vesting requirements. As these restricted shares vest, they will be included in the shares outstanding used to calculate basic net income per common share. For purposes of calculating weighted average common shares - diluted, the non-vested restricted stock is included in the computation using the treasury stock method, with the proceeds equal to the average unrecognized compensation during the period, adjusted for any estimated future tax consequences recognized directly in equity. The restricted shares were issued in August 2004 through January 2005 and have been included in the calculation for the periods they were outstanding. These shares may result in greater dilution in future periods, depending on the market price of our common stock during those periods.

     For the three months ended March 31, 2005 and 2004, common stock options to purchase approximately 18,000 and 425,000 shares of common stock, respectively, were outstanding but excluded from the diluted net income per common share calculations, as the exercise prices of the options exceeded the average market price of the Company's common stock during these periods and would be anti-dilutive to the calculations.

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation

     We issue stock options to all of our employees under our stock option plans and we have issued restricted stock to our officers and directors. We account for this stock-based compensation utilizing the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and its related interpretations. Under these principles no stock-based employee compensation expense for stock options is reflected in net income as long as the stock options have an exercise price equal to the underlying common stock on the date of grant. We recognize compensation expense for restricted stock over the applicable vesting periods. The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition and measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, in accounting for our stock options.

                                                                          Three Months Ended
                                                                               March 31,
                                                                       --------------------------
                                                                          2005          2004
                                                                       ------------  ------------
Net income: (thousands)
  Net income, as reported..........................................    $    30,067   $    22,304
  Add: stock-based compensation included in reported net
    income, net of related tax effects.............................            627             -
  Less: stock-based compensation expense applying fair value
    based method, net of related tax effects ......................          1,544           499
                                                                       ------------  ------------
Pro-forma net income ..............................................    $    29,150   $    21,805
                                                                       ============  ============

Net income per common share
  As reported:
    Basic .........................................................    $      0.54   $      0.41
    Diluted........................................................           0.51          0.40
  Pro forma:
    Basic .........................................................    $      0.53   $      0.40
    Diluted .......................................................           0.50          0.39

Derivative Instruments and Hedging Activities

      Effective January 1, 2005, we elected to discontinue hedge accounting for our oil and natural gas derivative contracts. See Note 6 for further discussion regarding this change.

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

     SFAS No. 123(R) must be adopted at the beginning of our next fiscal year (i.e., January 1, 2006) and permits public companies to adopt its requirements using one of two methods:

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

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               prior interim periods of the year of adoption based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures.

     As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. As such, we generally do not recognize compensation expense associated with employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method could have a significant impact on Denbury's future results of operations, although it will have no impact on our overall financial position. Had the Company adopted SFAS No 123(R) in prior periods, we estimate that the impact would have approximated the impact of SFAS No. 123 as described in the pro forma net income and earnings per share disclosures above. The adoption of SFAS No. 123(R) will have no effect on the Company's unvested outstanding restricted stock awards. We currently plan to adopt the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective approach. Although we have not completed evaluating the impact the adoption of SFAS No. 123(R) will have on our future results of operations, we currently estimate the impact on an annual basis will be similar to that in our pro forma disclosures for SFAS No. 123 above.

     SFAS No. 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may serve to reduce Denbury's future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future. While we cannot estimate what those amounts will be in the future (because they depend, among other things, upon when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $4.8 million during the year ended December 31, 2004.

2.  ASSET RETIREMENT OBLIGATIONS

     In general, our future asset retirement obligations relate to future costs associated with plugging and abandonment of our oil and natural gas wells, removal of equipment and facilities from leased acreage and land restoration. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset.

     The following table summarizes the changes in our asset retirement obligations for the three months ended March 31, 2005.

                                                                 Three Months Ended
                                                                   March 31, 2005
                                                              -----------------------
                                                                  (in thousands)
Beginning asset retirement obligation, as of 12/31/2004....   $               21,540
Liabilities incurred during period.........................                    1,343
Liabilities settled during period..........................                     (166)
Accretion expense..........................................                      321
                                                              -----------------------
Ending asset retirement obligation.........................   $               23,038
                                                              =======================

     At March 31, 2005, $3.4 million of our asset retirement obligation was classified in "Accounts payable and accrued liabilities" under current liabilities in our Condensed Consolidated Balance Sheets. We hold cash and liquid investments in escrow accounts that are legally restricted for certain of our asset retirement obligations. The balances of these escrow accounts were $6.5 million at March 31, 2005, and $6.4 million at December 31, 2004 and are included in "Other assets" in our Condensed Consolidated Balance Sheets.

3.   STOCK REPURCHASE PLAN

     Since August 2003, Denbury has had an active stock repurchase plan ("Plan") to purchase shares of our common stock on the NYSE in order for such repurchased shares to be reissued to our employees who participate in Denbury's Employee

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Purchase Plan ("ESPP"). The Plan provides for purchases through an independent broker of 50,000 shares of Denbury's common stock per fiscal quarter over a period of approximately twelve months, or a total of 200,000 shares per year. Purchases are to be made at prices and times determined at the discretion of the independent broker, provided however that no purchases may be made during the last ten business days of a fiscal quarter. In 2004, we repurchased into treasury 200,000 shares at an average cost of $19.89 per share and reissued 115,090 treasury shares under the ESPP. In the first quarter of 2005, we repurchased into treasury 50,000 shares at an average cost of $30.95 per share and reissued 18,478 treasury shares under the ESPP. Our current repurchase program extends through June 2005.

4. RELATED PARTY TRANSACTIONS - GENESIS

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

      We are accounting for our 9.25% ownership in Genesis under the equity method of accounting as we have significant influence over the limited partnership; however, our control is limited under the limited partnership agreement and therefore we do not consolidate Genesis. Our equity in Genesis' net income (loss) for the three months ended March 31, 2005 and 2004 was $287,000 and $(93,000), respectively. Genesis Energy, Inc., the general partner of which we own 100%, has guaranteed the bank debt of Genesis, which as of March 31, 2005 was $17.5 million, plus $9.5 million in outstanding letters of credit. There are no guarantees by Denbury or any of its other subsidiaries of the debt of Genesis or of Genesis Energy, Inc.

    Over the past several years, including the period prior to our investment in Genesis, we sold certain of our oil production to Genesis. Beginning in September 2004, we elected to sell our own crude oil to independent third parties rather than to Genesis. As such, we discontinued our direct sales to Genesis and began to transport our crude oil to our sales point using Genesis' common carrier pipeline. For these transportation services, we pay Genesis a fee for the use of their pipeline and trucking services. In the first three months of 2005, we expensed $936,000 for these transportation services. We recorded oil sales to Genesis of $19.0 million for the three months ended March 31, 2004. Denbury received other miscellaneous payments from Genesis for the three months ended March 31, 2005 and 2004, including $30,000 in each period of director fees for certain executive officers of Denbury that are board members of Genesis, and $130,000 and $125,000, respectively, in pro rata dividend distributions from Genesis as part of Genesis' cash distributions to all of its public holders.

Transportation Leases

     In late 2004 and early 2005, we entered into pipeline transportation agreements with Genesis to transport in its pipelines our crude oil from Olive, Brookhaven, and McComb Fields in Southwest Mississippi to Genesis' main crude oil pipeline in order to improve our ability to market our crude oil, and to transport CO2 from our main CO2 pipeline to Brookhaven Field for our tertiary operations. As part of these arrangements, we entered into three transportation agreements. The first agreement, entered into in November 2004, was to transport crude oil from Olive Field. This agreement is for 10 years and has a minimum payment of approximately $18,000 per month. In December 2004, we entered into a second transportation agreement, to transport CO2 to Brookhaven Field in Southwest Mississippi. This agreement is for an eight-year period and has minimum payments of approximately $49,000 per month. In January 2005, we entered into a third transportation agreement, to transport crude oil from Brookhaven Field. This agreement is for 10 years and has a minimum payment of approximately $32,000 per month. The minimum monthly payment in each agreement will increase for any volumes transported in excess of the stated monthly volume in the contract. Genesis will operate and maintain these pipelines at its own expense.

    We have accounted for these agreements as capital leases. The pipelines held under these capital leases are classified as property and equipment and are amortized using the straight-line method over the lease terms. Lease amortization is included in depreciation expense. At March 31, 2005, we had $6.8 million of capital lease obligations recorded as liabilities in our Condensed Consolidated Balance Sheet, of which $534,000 was current. At December 31, 2004, we had $4.6 million of capital lease obligations recorded as liabilities in our Condensed Consolidated Balance Sheet, of which $375,000 was current.

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

     We have recorded the net proceeds of these volumetric production payment sales as deferred revenue and will recognize such revenue as CO2 is delivered during the term of the two volumetric production payments. At March 31, 2005 and December 31, 2004, $25.2 million and $25.8 million, respectively, was recorded as deferred revenue of which $2.4 million was included in current liabilities at March 31, 2005 and December 31, 2004. During the three months ended March 31, 2005 and 2004, we recognized deferred revenue of $622,000 and $511,000, respectively, for deliveries under the VPP and VPPII. We provide Genesis with certain processing and transportation services in connection with these agreements for a fee of approximately $0.16 per Mcf of CO2 delivered to their industrial customers, which resulted in $717,000 and $566,000 in revenue to Denbury for the three months ended March 31, 2005 and 2004, respectively.

Summarized financial information of Genesis Energy, L.P. (amounts in thousands):

                                                     Three Months Ended March 31,
                                                ---------------------------------------
                                                      2005                 2004
                                                ------------------   ------------------
Revenues....................................    $         256,600    $         198,912
Cost of sales...............................              251,744              194,813
Other expenses .............................                2,086                4,881
Loss from discontinued operations...........                    -                  223
                                                ------------------   ------------------
  Net income (loss) ........................    $           2,770    $          (1,005)
                                                ==================   ==================


                                                    March 31,          December 31,
                                                      2005                 2004
                                                ------------------   ------------------
Current assets..............................    $          99,262    $          77,396
Non-current assets..........................               67,395               65,758
                                                ------------------   ------------------
  Total assets .............................    $         166,657    $         143,154
                                                ==================   ==================

Current liabilities ........................    $         101,901    $          81,938
Non-current liabilities.....................               17,656               15,460
Partners' capital...........................               47,100               45,756
                                                ------------------   ------------------
  Total liabilities and partners' capital...    $         166,657    $         143,154
                                                ==================   ==================

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   SHORT-TERM INVESTMENTS

     The following is a summary of current available-for-sale marketable securities at March 31, 2005 (in thousands):

                                                                          March 31, 2005
                                                   ------------------------------------------------------
                                                                       Gross       Gross
                                                      Amortized     Unrealized  Unrealized   Estimated
                                                        Cost           Gains      Losses     Fair Value
                                                   ------------     ----------  ----------   ------------
Certificate of deposits.........................   $      2,000     $        -   $      -    $    2,000
Government and agency obligations...............          4,994              -        (13)        4,981
Other debt securities...........................          7,614              -        (23)        7,591
                                                   ------------     ----------   ---------   ------------
  Total current  available-for-sale securities..   $     14,608     $        -   $    (36)   $   14,572
                                                   ============     ==========   =========   ============


6.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2005, we elected to discontinue hedge accounting for our oil and natural gas derivative contracts and accordingly de-designated our derivative instruments from hedge accounting treatment. As a result of this change, we began accounting for our oil and natural gas derivative contracts as speculative contracts in the first quarter of 2005. As speculative contracts, the changes in the fair value of these instruments are recognized in income in the period of change. While this may result in more volatility in our net income than if we had continued to apply hedge accounting treatment as permitted by SFAS No. 133, we believe that the benefits associated with applying hedge accounting do not outweigh the cost, time and effort required to comply with hedge accounting.

     We enter into various financial contracts to economically hedge our exposure to commodity price risk associated with anticipated future oil and natural gas production. We do not hold or issue derivative financial instruments for trading purposes. These contracts have historically consisted of price floors, collars and fixed price swaps. Historically, we have generally attempted to hedge between 50% and 75% of our anticipated production each year to provide us with a reasonably certain amount of cash flow to cover a majority of our budgeted exploration and development expenditures without incurring significant debt, although our hedging percentage may vary relative to our debt levels. For 2005 and beyond, we have hedged significantly less, primarily because of our strong financial position resulted from our lower levels of debt relative to our cash flow from operations. When we make a significant acquisition, we generally attempt to hedge a large percentage, up to 100%, of the forecasted production for the subsequent one to three years following the acquisition in order to help provide us with a minimum return on our investment. All of the mark-to-market valuations used for our financial derivatives are provided by external sources and are based on prices that are actively quoted. We manage and control market and counterparty credit risk through established internal control procedures, which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification.

     For the 2004 period, the following is a summary of the net loss on our commodity contracts that qualified for hedge accounting and is included in "Loss on effective hedge contracts" in our Condensed Consolidated Statements of
Operations:

(In Thousands)                                                 Three Months Ended
                                                                 March 31, 2004
-------------------------------------------------------------------------------------
Settlement of hedge contracts - Oil....................      $               (10,521)
Settlement of hedge contracts - Gas....................                       (3,747)
                                                             ------------------------
  Loss on effective hedge contracts....................      $               (14,268)
                                                             ========================

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of "Commodity Derivative Expense" included in our Condensed Consolidated Statements of Operations:

(In Thousands)                                                                    Three Months Ended March 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                   2005               2004
                                                                               ------------------ -----------------
Settlements of derivative contracts accounted for as speculative - Gas ....    $         1,099    $            -
Hedge ineffectiveness on contracts qualifying for hedge
  accounting...............................................................                  -               818
Reclassification of accumulated other comprehensive income
  balance and adjustments to fair value associated with contracts
  no longer designated as hedges...........................................              6,722                 -
                                                                               ------------------ -----------------
    Commodity Derivative Expense...........................................    $         7,821    $          818
                                                                               ================== =================


Hedging Contracts at March 31, 2005

Crude Oil Contracts:
--------------------
                                         NYMEX Contract Prices Per Bbl
                                 -----------------------------------------------
                                                              Collar Prices        Fair Value at
                                                          ----------------------  March 31, 2005
Type of Contract and Period        Bbls/d    Floor Price    Floor      Ceiling    (In Thousands)
-------------------------------- ----------- ------------ ----------  ---------- -----------------
Floor Contracts
  April 2005 - Dec. 2005              7,500  $     27.50          -           -  $              5


Natural Gas Contracts:
----------------------
                                        NYMEX Contract Prices Per MMBtu
                                 -----------------------------------------------
                                                              Collar Prices       Fair Value at
                                                          ---------------------- March 31, 2005
Type of Contract and Period       MMBtu/d    Floor Price    Floor      Ceiling    (In Thousands)
-------------------------------- ----------- ------------ ----------  ---------- -----------------
Swap Contracts
  April 2005 - Dec. 2005             15,000            -  $    3.00   $    5.50  $         (9,779)


     At March 31, 2005, our derivative contracts were recorded at their fair value, which was a net liability of $9.8 million. The balance in accumulated other comprehensive loss of $3.6 million at March 31, 2005, represents the unamortized deficit in the fair market value of our derivative contracts as compared to the cost of our hedges, net of income taxes, associated with our derivative contracts that we de-designated from hedge accounting effective January 1, 2005. The $3.6 million in accumulated other comprehensive loss as of March 31, 2005 will expire by December 31, 2005.

7.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheets


                                                                               Ended March 31, 2005
                                                    ----------------------------------------------------------------------------
                                                        Denbury         Denbury
                                                    Resources Inc.     Onshore, LLC                                  Denbury
                                                    (Parent and Co-  (Issuer and Co-  Guarantor                  Resources Inc.
                                                        Obligor)         Obligor)    Subsidiaries  Eliminations   Consolidated
Amounts in thousands                                ---------------- --------------- ------------ -------------- ---------------
ASSETS
Current assets..................................    $     209,773    $    152,747    $    2,758   $   (211,001)  $     154,277
Property and equipment .........................                -         897,719            70              -         897,789
Investment in subsidiaries (equity method)......          366,717               -       365,244       (725,016)          6,945
Other assets....................................            2,323          10,963           167         (2,490)         10,963
                                                    --------------   -------------   -----------  -------------  --------------
  Total assets .................................    $     578,813    $  1,061,429    $  368,239   $   (938,507)  $   1,069,974
                                                    ==============   =============   ===========  =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.............................    $           -    $    315,334    $    1,298   $   (211,001)  $     105,631
Long-term liabilities ..........................                -         387,796           224         (2,490)        385,530
Stockholders' equity ...........................          578,813         358,299       366,717       (725,016)        578,813
                                                    --------------   -------------   -----------  -------------  --------------
  Total liabilities and stockholders' equity....    $     578,813    $  1,061,429    $  368,239   $   (938,507)  $   1,069,974
                                                    ==============   =============   ===========  =============  ==============


                                                                               December 31, 2004
                                                    ---------------------------------------------------------------------------
                                                        Denbury         Denbury
                                                    Resources Inc.     Onshore, LLC                                  Denbury
                                                    (Parent and Co-  (Issuer and Co-  Guarantor                  Resources Inc.
Amounts in thousands                                    Obligor)         Obligor)    Subsidiaries  Eliminations   Consolidated
                                                    ---------------- --------------- ------------ -------------- ---------------
ASSETS
Current assets .................................    $           1    $    171,997    $  204,709   $   (203,861)  $     172,846
Property and equipment .........................                -         796,578           784              -         797,362
Investment in subsidiaries (equity method) .....          541,671               -       333,907       (868,787)          6,791
Other assets ...................................                -          15,707         2,271         (2,271)         15,707
                                                    --------------   -------------   -----------  -------------  --------------
  Total assets..................................    $     541,672    $    984,282    $  541,671   $ (1,074,919)  $     992,706
                                                    ==============   =============   ===========  =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.............................    $           -    $    286,767    $        -   $   (203,861)  $      82,906
Long-term liabilities ..........................                -         370,399             -         (2,271)        368,128
Stockholders' equity............................          541,672         327,116       541,671       (868,787)        541,672
                                                    --------------   -------------   -----------  -------------  --------------
  Total liabilities and stockholders' equity ...    $     541,672    $    984,282    $  541,671   $ (1,074,919)  $     992,706
                                                    ==============   =============   ===========  =============  ==============

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Operations


                                                                   Three Months Ended March 31, 2005
                                               ----------------------------------------------------------------------------
                                                   Denbury         Denbury
                                               Resources Inc.     Onshore, LLC                                  Denbury
                                               (Parent and Co-  (Issuer and Co-  Guarantor                  Resources Inc.
                                                   Obligor)         Obligor)    Subsidiaries  Eliminations   Consolidated
Amounts in thousands                           ---------------- --------------- ------------ -------------- ---------------
Revenues...................................    $           -    $     113,362   $        -   $          -   $     113,362
Expenses ..................................               41           69,486          227              -          69,754
                                               --------------   --------------  -----------  -------------  --------------
Income before the following:                             (41)          43,876         (227)             -          43,608
  Equity in net earnings of subsidiaries ..           30,092                -       30,342        (60,147)            287
                                               --------------   --------------  -----------  -------------  --------------
Income before income taxes.................           30,051           43,876       30,115        (60,147)         43,895
Income tax provision ......................              (16)          13,821           23              -          13,828
                                               --------------   --------------  -----------  -------------  --------------
Net income ................................    $      30,067    $      30,055   $   30,092   $    (60,147)  $    $ 30,067
                                               ==============   ==============  ===========  =============  ==============


                                                                   Three Months Ended March 31, 2004
                                               ----------------------------------------------------------------------------
                                                   Denbury         Denbury
                                               Resources Inc.     Onshore, LLC                                  Denbury
                                               (Parent and Co-  (Issuer and Co-  Guarantor                  Resources Inc.
                                                   Obligor)         Obligor)    Subsidiaries  Eliminations   Consolidated
Amounts in thousands                          ---------------- --------------- ------------ -------------- ---------------
Revenues...................................   $            -    $      71,084   $    26,664   $          -  $       97,748
Expenses...................................                -           49,553        15,157              -          64,710
                                              ---------------   --------------  ------------  ------------- ---------------
Income before the following:                               -           21,531        11,507              -          33,038
  Equity in net earnings of subsidiaries...           22,304                -        14,608        (37,005)            (93)
                                              ---------------   --------------  ------------  ------------- ---------------
Income before income taxes.................           22,304           21,531        26,115        (37,005)         32,945
Income tax provision.......................                -            6,830         3,811              -          10,641
                                              ---------------   --------------  ------------  ------------- ---------------
Net income.................................   $       22,304    $      14,701   $    22,304   $    (37,005) $       22,304
                                              ===============   ==============  ============  ============= ===============

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows


                                                                Three Months Ended March 31, 2005
                                            ----------------------------------------------------------------------------
                                                Denbury         Denbury
                                            Resources Inc.     Onshore, LLC                                  Denbury
                                            (Parent and Co-  (Issuer and Co-  Guarantor                  Resources Inc.
                                                Obligor)         Obligor)    Subsidiaries  Eliminations   Consolidated
Amounts in thousands                        ---------------- --------------- ------------ -------------- ---------------
Cash flow from operations...............    $        (2,813) $       69,316  $       126  $           -  $       66,629
Cash flow from investing activities.....                  -         (59,614)           -              -         (59,614)
Cash flow from financing activities.....              2,813            (125)           -              -           2,688
                                            ---------------- --------------- ------------ -------------- ---------------
Net increase in cash....................                  -           9,577          126              -           9,703
Cash, beginning of period...............                  1          32,881          157              -          33,039
                                            ---------------- --------------- ------------ -------------- ---------------
Cash, end of period.....................    $             1  $       42,458  $       283  $           -  $       42,742
                                            ================ =============== ============ ============== ===============


                                                                Three Months Ended March 31, 2004
                                            ----------------------------------------------------------------------------
                                                Denbury         Denbury
                                            Resources Inc.     Onshore, LLC                                  Denbury
                                            (Parent and Co-  (Issuer and Co-  Guarantor                  Resources Inc.
                                                Obligor)         Obligor)    Subsidiaries  Eliminations   Consolidated
Amounts in thousands                        ---------------- --------------- ------------ -------------- ---------------
Cash flow from operations...............    $        (3,136) $       37,741  $     18,390  $           - $       52,995
Cash flow from investing activities.....                  -         (49,718)      (18,393)             -        (68,111)
Cash flow from financing activities.....              3,136           5,000             -              -          8,136
                                            ---------------- --------------- ------------- -------------- --------------
Net increase (decrease) in cash.........                  -          (6,977)           (3)             -         (6,980)
Cash, beginning of period...............                  1          24,174            13              -         24,188
                                            ---------------- --------------- ------------- -------------- --------------
Cash, end of period.....................    $             1  $     $ 17,197  $         10  $           -  $      17,208
                                            ================ =============== ============= ============== ==============

                             DENBURY RESOURCES INC.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

    You should read the following in conjunction with our financial statements contained herein and our Form 10-K for the year ended December 31, 2004, along with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

     We are a growing independent oil and gas company engaged in acquisition, development and exploration activities in the U.S. Gulf Coast region. We are the largest oil and natural gas producer in Mississippi and own the largest reserves east of the Mississippi River of carbon dioxide ("CO2") used for tertiary oil recovery, and hold significant operating acreage onshore Louisiana and in the Barnett Shale play in Texas. Our goal is to increase the value of acquired properties through a combination of exploitation, drilling, and proven engineering extraction processes, including secondary and tertiary recovery operations. Our corporate headquarters are in Plano, Texas (a suburb of Dallas), and we have two primary field offices located in Houma, Louisiana, and Laurel, Mississippi.

OVERVIEW

     CONTINUED EXPANSION OF OUR TERTIARY OPERATIONS. Since we acquired our first carbon dioxide tertiary flood in Mississippi over five years ago, we have gradually increased our emphasis on these types of operations. We particularly like this play because of its risk profile, rate of return and lack of competition in our operating area. Generally, from East Texas to Florida, there are no known significant natural sources of carbon dioxide except our own, and these large volumes of CO2 that we own drive the play. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and the sections entitled "Overview" and "CO2 Operations" contained in our 2004 Form 10-K for further information regarding these operations, their potential, and the ramifications of this change in focus.

     During the first three months of 2005, we drilled one additional CO2 source well which added an estimated 130 Bcf of proved CO2 reserves and further increased our estimated daily CO2 production capability to approximately 400 MMcf/d, up from approximately 350 MMcf/d at year-end 2004. We plan to drill an additional two or three CO2 source wells during 2005.

     Oil production from our tertiary operations increased to 8,644 BOE/d in the first quarter of 2005, a 19% increase over the prior fourth quarter 2004 tertiary production level of 7,242 BOE/d and a 37% increase over the first quarter of 2004 average tertiary production level of 6,318 BOE/d. This increase is generally on track to achieve our targeted average rate of 10,000 BOE/d of oil production from tertiary operations during 2005.

     OPERATING RESULTS. Earnings and cash flow from operations were at record or near-record levels for the first quarter of 2005, primarily as a result of high commodity prices. As a result of the sale of our offshore properties early in the third quarter of 2004, our total production, when comparing the respective first quarters, was significantly reduced, the primary reason for a 19% decline in production levels. However, higher commodity prices more than offset the lower production, resulting in net income of $30.1 million during the first quarter of 2005 as compared to $22.3 million of net income during the first quarter of 2004. Included in first quarter of 2005 net income is the effect of approximately $6.7 million ($4.6 million after tax) of non-cash charges related to our decision to discontinue hedge accounting in 2005 and the resultant mark-to-market adjustments and amortization of other comprehensive income (see "Market Risk Management"). Excluding these non-cash charges, net income for the first quarter of 2005 would have been approximately $34.7 million.

     Cash payments on our commodity hedges were significantly lower in the first quarter of 2005 than in the first quarter of 2004, as most of our out-of-the-money hedges expired as of December 31, 2004. Total cash payments on hedges were approximately $1.1 million in the first quarter of 2005 as compared to $14.3 million during the first quarter of 2004.

     Most of our expenses increased on a per BOE basis during the first quarter of 2005 due to (i) rising costs in the industry, (ii) a higher percentage of operations related to tertiary operations (which have higher operating costs per BOE), and (iii) lower production levels in the 2005 period following the offshore sale in July 2004. See "Results of Operations" for a more thorough discussion of our operating results and "Market Risk Management" for more information regarding our hedging positions at March 31, 2005.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     For 2005, our current capital budget, excluding any potential acquisitions, is $305 million, which at commodity futures prices as of the end of April 2005 will be significantly less than our anticipated cash flow from operations. That budget includes an estimated $45 million for a CO2 pipeline being constructed to East Mississippi, which we may refinance upon completion by entering into some type of long-term financing, effectively paying for the cost of the pipeline over time and recouping the cash spent. We monitor our capital expenditures on a regular basis, adjusting them up or down depending on commodity prices and the resultant cash flow. Therefore, during the last few years as commodity prices have increased, we have often increased our capital budget during the year. Based on current commodity prices and the resultant expected cash flow, we may increase our capital budget for 2005 by as much as $30 million to $50 million in the near future to fund additional projects and to provide for rising industry costs. In addition to our capital exploration and development budget, in the first quarter of 2005, we also spent approximately $30.8 million on acquisitions, primarily for interests in other oil fields that may be tertiary flood candidates and additional undeveloped acreage in the Barnett Shale play near Fort Worth, Texas. It is likely that we will attempt to make additional acquisitions of a similar nature during 2005, although it is not practical to forecast in what amounts.

     At March 31, 2005, we had approximately $35 million in cash and short-term investments remaining from the sale of our offshore properties, over and above our normal month-end cash balances. We plan to invest this remaining cash and any cash potentially generated from operations in excess of our capital budget (such amount being highly dependent on commodity prices) over the next one to two years on property acquisitions, particularly those that have future tertiary potential. We also may seek conventional development and exploration projects in our areas of operations or tertiary operations in other areas of the country. In addition to our cash and short-term investments which may be used for the potential aforementioned projects, we have all of our bank credit line available to us if we were to need additional capital.

     At March 31, 2005, we had outstanding $225 million (principal amount) of 7.5% subordinated notes due in 2013, approximately $6.8 million of capital lease commitments, no bank debt, and working capital of $48.6 million. We amended our bank agreement in April 2005 to (i) reaffirm our $200 million borrowing base, and (ii) allow us to borrow up to $80 million in a bond issue from a Mississippi governmental authority, resulting in the exemption or reduction of sales and ad valorem taxes on CO2 facilities we build through May 2007 in Mississippi. This bond funding arrangement was completed in April 2005 to replace a prior two year program that expired as of May 1, 2005. Any borrowing under this bond program will be purchased by the banks in our credit facility, will become part of our outstanding borrowings under our credit line and will accrue interest and be repaid on the same basis as our bank line.

SOURCES AND USES OF CAPITAL RESOURCES

     During the first quarter of 2005, we incurred $57.2 million on oil and natural gas exploration and development expenditures, $28.0 million on CO2 exploration and development expenditures (including $19.0 million on our CO2 pipeline being constructed to East Mississippi), and approximately $30.8 million on property acquisitions, for total capital expenditures of approximately $116.0 million. Our exploration and development expenditures included approximately $24.1 million incurred on drilling, $6.4 million on geological, geophysical and acreage expenditures and $26.7 million incurred on facilities and recompletion costs. We funded these expenditures with $66.6 million of cash flow from operations, an $11.2 million increase in our accrued capital expenditures and the balance funded with cash remaining from our 2004 offshore property sale. Adjusted cash flow from operations (a non-GAAP measure defined as cash flow from operations before changes in assets and liabilities as discussed below under "Results of Operations-Operating Results") was $69.4 million for the first quarter of 2005, while cash flow from operations for the same period, the GAAP measure, was $66.6 million.

     During the first quarter of 2004, we spent $47.8 million on oil and natural gas exploration and development expenditures, $12.6 million on CO2 exploration and development expenditures, and approximately $7.7 million on property acquisitions (virtually all CO2 related), for total capital expenditures of approximately $68.1 million. We funded these expenditures with $53.0 million of cash flow from operations and $5.0 million of net bank borrowings, with the balance funded from cash and other sources. Adjusted cash flow from operations (a non-GAAP measure defined as cash flow from operations before changes in assets and liabilities as discussed below under "Results of Operations-Operating Results") was $58.9 million for the first quarter of 2004, while cash flow from operations for the same period, the GAAP measure, was $53.0 million.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS

Commitments and Obligations

     Our obligations that are not currently recorded on our balance sheet consist of our operating leases and various obligations for development and exploratory expenditures arising from purchase agreements, our capital expenditure program, or other transactions common to our industry. In addition, in order to recover our undeveloped proved reserves, we must also fund the associated future development costs as forecasted in the proved reserve reports. Further, one of our subsidiaries, the general partner of Genesis Energy, L.P., has guaranteed the bank debt of Genesis (which as of March 31, 2005, consisted of $17.5 million of debt and $9.5 million in letters of credit) and we have delivery obligations to deliver CO2 to our industrial customers. Our hedging obligations are discussed in Note 6 to the Unaudited Condensed Consolidated Financial Statements. Neither the amounts nor the terms of these commitments or contingent obligations have changed significantly from the year-end 2004 amounts reflected in our Form 10-K filed in March 2005. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2004 Form 10-K for further information regarding our commitments and obligations.

RESULTS OF OPERATIONS

CO2 Operations

     As described in the "Overview" section above, our CO2 operations are becoming an ever-increasing part of our business and operations. We believe that there are significant additional oil reserves and production that can be obtained through the use of CO2, and we have outlined certain of this potential in our annual report and other public disclosures. In addition to its long-term effect, this shift in focus impacts certain trends in our current and near-term operating results, including inherent delays between the time of capital expenditures and realizing incremental increased production, higher operating costs for tertiary operations, and for current operations an improvement in our overall realized price differential as compared to NYMEX prices. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and the section entitled "CO2 Operations" contained in our 2004 Form 10-K for further information regarding these items.

     During the first quarter of 2005, we drilled and completed one additional CO2 source well that added an estimated 130 Bcf of additional CO2 reserves and as much as 50 MMcf/d of incremental production capability. During the first quarter, our CO2 production averaged 221 MMcf/d. We used 77% of this, or 170 MMcf/d, in our tertiary operations, and sold the balance to our industrial customers or to Genesis pursuant to our volumetric production payment. We believe that our current production capacity of CO2 is approximately 400 MMcf/d with the completion of our latest well and expect to increase this production capability to as much as 450 to 500 MMcf/d by the end of 2005. Two or three more CO2 source wells are planned for the remainder of 2005, which are intended to not only increase CO2 production, but increase our CO2 reserves as well. We have completed our 3-D seismic shoot over the Jackson Dome area and are currently processing and evaluating several prospects for potential CO2 reserves.

     Our oil production from our CO2 tertiary recovery activities increased 19% over fourth quarter 2004 levels to 8,644 Bbls/d in the first quarter of 2005, with increases occurring at all three producing tertiary fields, Mallalieu, Little Creek and McComb. We expect our tertiary oil production to further increase during 2005 to an estimated average of approximately 10,000 Bbls/d for the year, with most of the incremental production expected from the ongoing operations at Mallalieu and McComb Fields. Although we have commenced CO2 injections at Brookhaven Field, we do not anticipate any significant production increases from this field during 2005.

     We spent approximately $0.13 per Mcf to produce our CO2 during the first quarter of 2005, slightly higher than the 2004 average of $0.12 per Mcf as a result of higher commodity prices, which results in higher royalty payments. Our estimated total cost per thousand cubic feet of CO2 during the first quarter of 2005 was approximately $0.20, after inclusion of depreciation and amortization expense, down slightly from the 2004 average of $0.21 per Mcf.

     For the first quarter of 2005, our operating costs for our tertiary properties averaged $10.07 per BOE, slightly higher than the prior year average

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of $9.90 per BOE.  Even  though our  average  operating  costs of  approximately
$10.00 per BOE for our tertiary operations are near expectations, with the increased emphasis on tertiary operations, it is a primary factor in the higher total corporate average operating cost per BOE (see "Operating Results - Production Expenses" below).

Operating Results

     As summarized in the "Overview" section above and discussed in more detail below, higher commodity prices, and lower hedge payments more than offset lower production and higher cash operating expenses, resulting in near-record quarterly earnings and cash flow from operations. Included in the first quarter of 2005 net income is the effect of approximately $6.7 million ($4.6 million after tax) of non-cash charges related to our decision to discontinue hedge accounting in 2005 and the resultant mark-to-market adjustments and amortization of other comprehensive income. Excluding these non-cash charges, net income for the first quarter of 2005 would have been approximately $34.7 million.

                                                                        Three Months Ended
                                                                             March 31,
------------------------------------------------------------------  ----------------------------
Amounts in thousands, except per share amounts                          2005           2004
------------------------------------------------------------------  -------------  -------------
Net income                                                          $     30,067   $     22,304
Net income per common share - basic                                         0.54           0.41
Net income per common share - diluted                                       0.51           0.40

Adjusted cash flow from operations (see below)                      $     69,411   $     58,920
Net change in assets and liabilities relating to operations               (2,782)        (5,925)
------------------------------------------------------------------  -------------  -------------
   Cash flow from operations (1)                                    $     66,629   $     52,995
------------------------------------------------------------------  =============  =============

   (1) Net cash flow provided by operations as per the Unaudited Condensed Consolidated Statements of Cash Flows.

      Adjusted cash flow from operations is a non-GAAP measure that represents cash flow provided by operations before changes in assets and liabilities, as calculated from our Unaudited Condensed Consolidated Statements of Cash Flows. Cash flow from operations is the GAAP measure as presented in our Unaudited Condensed Consolidated Statements of Cash Flows. In our discussion herein, we have elected to discuss these two components of cash flow provided by operations separately.

      Adjusted cash flow from operations, the non-GAAP measure, measures the cash flow earned or incurred from operating activities without regard to the collection or payment of associated receivables or payables. We believe that this is important to consider adjusted cash flow from operations separately, as we believe it can often be a better way to discuss changes in operating trends in our business caused by changes in production, prices, operating costs, and related operational factors, without regard to whether the earned or incurred item was collected or paid during that year. We also use this measure because the collection of our receivables or payment of our obligations has not been a significant issue for our business, but merely a timing issue from one period to the next, with fluctuations generally caused by significant changes in commodity prices or significant changes in drilling activity.

     The net change in assets and liabilities relating to operations is also important as it does require or provide additional cash for use in our business; however, we prefer to discuss its effect separately. For instance, as noted above, during the first quarter of both years, we used cash to fund a net increase in our working capital. This was primarily caused by an increase in our accrued production receivables during each first quarterly period caused primarily by rising commodity prices. In the first quarter of 2005, this was partially offset by higher accounts payables and accrued liabilities which helped conserve our cash. The higher liabilities were a result of the increased activity level compared to that of year end.

     Certain of our operating results and statistics for the comparative first quarters of 2005 and 2004 are included in the following table.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                        Three Months Ended
                                                                             March 31,
------------------------------------------------------------------------------------------------
                                                                       2005           2004
------------------------------------------------------------------------------------------------
Average daily production volume
  Bbls/d                                                                 20,263          19,404
  Mcf/d                                                                  56,766         103,457
  BOE/d (1)                                                              29,724          36,647

Operating revenues (Thousands)
  Oil sales                                                        $     79,182   $      54,525
  Natural gas sales                                                      31,834          55,711
                                                                   -------------  --------------
    Total oil and natural gas sales                                $    111,016   $     110,236
                                                                   =============  ==============

Hedge Contracts(2) (Thousands)
  Cash gain (loss) on hedge contracts                              $     (1,099)  $     (14,268)
  Non-cash hedging adjustments                                           (6,722)           (818)
                                                                   -------------  --------------
    Total gain (loss) on hedge contracts                           $     (7,821)  $     (15,086)
                                                                   =============  ==============

Operating expenses (Thousands)
  Lease operating expenses                                         $     22,962   $      22,528
  Production taxes and marketing expenses                                 6,126           4,067
                                                                   -------------  --------------
    Total production expenses                                      $     29,088   $      26,595
                                                                   =============  ==============

  CO2 sales and transportation fees (3)                            $      1,730   $       1,361
  CO2 operating expenses                                                   (346)           (144)
                                                                   -------------  --------------
    CO2 operating margin                                           $      1,384   $       1,217
                                                                   =============  ==============

Unit prices - including impact of hedges
  Oil price per Bbl                                                $      43.42   $       24.92
  Gas price per Mcf                                                        6.02            5.52

Unit prices - excluding impact of hedges
  Oil price per Bbl                                                $      43.42   $       30.88
  Gas price per Mcf                                                        6.23            5.92

Oil and gas operating revenues and expenses per BOE (1):
  Oil and natural gas revenues                                     $      41.50   $       33.06
                                                                   =============  ==============

  Oil and gas lease operating expenses                             $       8.58   $        6.76
  Oil and gas production taxes and marketing expense                       2.29            1.22
                                                                   -------------  --------------
    Total oil and gas production expenses                          $      10.87   $        7.98

================================================================================================

(1)  Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").
(2)  See also "Market Risk Management" below for information concerning the Company's hedging transactions.
(3)  For 2005 and 2004,  includes  deferred  revenue of $622,000 and  $511,000,  respectively,  associated  with a volumetric production payment and $717,000 and $566,000, respectively, of transportation income, both from Genesis.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRODUCTION:  Production  by area for each of the  quarters of 2004 and the first
----------   quarter of 2005 is listed in the following table.

                                                Average Daily Production (BOE/d)
                                  ----------------------------------------------------------
                                     First      Second      Third      Fourth      First
                                    Quarter     Quarter    Quarter     Quarter    Quarter
Operating Area                        2004       2004        2004       2004        2005
---------------------------------- ---------------------------------------------------------
Mississippi - non-CO2 floods           12,754     13,048      12,969     13,564      13,057

Mississippi - CO2 floods                6,318      6,603       6,967      7,242       8,644

Onshore Louisiana                       8,825      7,492       7,033      7,182       6,710

Barnett Shale and other                   229        345         803        963       1,313
                                   ---------------------------------------------------------
Total production excl. offshore        28,126     27,488      27,772     28,951      29,724

Offshore Gulf of Mexico                 8,521      9,114       1,885         26           -
                                   ---------------------------------------------------------
  Total Company                        36,647     36,602      29,657     28,977      29,724
---------------------------------- =========================================================

     As a result of the sale of our offshore properties in July 2004, overall production was lower in the first quarter of 2005 than in the comparable quarter of 2004. Adjusting for the offshore sale, overall production increased 6% on a BOE basis in the first quarter of 2005 as compared to the first quarter of 2004, and 3% over the prior 2004 fourth quarter level, anchored by the increased production from our tertiary operations and Barnett Shale play, generally offset by overall declines in our onshore natural gas wells in Louisiana.

     As more fully discussed in "CO2 Operations" above, oil production from our tertiary operations increased 19% in the first quarter of 2005 over tertiary production in the prior quarter and 37% over first quarter of 2004 tertiary production. Production in the Mississippi non-CO2 floods increased slightly over levels in the prior year comparable quarter, but has been relatively stable at around 13,000 BOE/d over the last five quarters. Although most of the production in this area is on a gradual decline, the natural gas drilling in the Selma Chalk at Heidelberg Field has been sufficient to generally offset these declines. Natural gas production at Heidelberg averaged 14.7 MMcf/d in the first quarter of 2005, up from 11.0 MMcf/d in the first quarter of 2004.

     Our onshore Louisiana production has generally declined over the last year, partially offset by incremental production from an occasional new well, with the most significant decreases at the Thornwell and Lirette Fields. Production at Thornwell declined to 930 BOE/d in the first quarter of 2005 as compared to 2,526 BOE/d in the first quarter of 2004. Similarly, although not as significant, production at Lirette Field declined to 1,951 BOE/d in the first quarter of 2005 as compared to 2,736 BOE/d in the first quarter of 2004. Both of these fields have natural gas wells that are relatively short-lived in nature and are expected to continue to decline in production. Partially offsetting these declines was incremental production from new wells in this area resulting from drilling in late 2004 and early 2005, primarily in the South Chauvin Field area.

     Natural gas production in the Barnett Shale has increased as a result of increased activity in 2004 and early 2005, increasing from 229 BOE/d (1.4 MMcf/d) in the first quarter of 2004 to 1,313 BOE/d (7.9 MMcf/d) in the first quarter of 2005. Natural gas production in this area is expected to further increase throughout 2005 as we expect to drill twenty to thirty wells in this area during 2005.

     Our production for the first quarter of 2005 was weighted toward oil (68%), essentially the same oil/natural gas ratio that we had in the fourth quarter of 2004 following the sale of our offshore properties in July 2004. Because of our emphasis on our tertiary operations, we expect to remain weighted toward oil in the foreseeable future.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OIL AND NATURAL GAS REVENUES: Oil and natural gas revenues for the first quarter of 2005 increased $780,000, or 1%, from revenues in the comparable quarter of 2004, as a result of higher commodity prices, almost entirely offset by lower production resulting from the July 2004 sale of our offshore properties. Cash payments on our hedges were $1.1 million in the first quarter of 2005, down 92% from the $14.3 million paid during the first quarter of 2004, as most of our out-of-the-money hedges expired at December 31, 2004. See "Market Risk Management" for additional information regarding our hedging activities.

     The 19% decrease in production in the first quarter of 2005 as a result of the offshore sale decreased oil and natural gas revenues, when comparing the two first quarters, by $21.8 million, or 23%. This decrease was more than offset by an increase in overall commodity prices, increasing revenue by $22.6 million, or 24%, in the first quarter of 2005 as compared to the prior year first quarter. Our realized natural gas prices (excluding hedges) for the first quarter of 2005 averaged $6.23 per Mcf, an 5% increase from the average of $5.92 per Mcf realized during the first quarter of 2004, and our realized oil prices (excluding hedges) for the first quarter of 2005 averaged $43.42 per Bbl, a 41% increase from the $30.88 per Bbl average realized in the first quarter of 2004. On a combined BOE basis, commodity prices were 26% higher in the first quarter of 2005 as compared to prices in the first quarter of 2004.

     Our net realized oil prices (excluding hedges) relative to NYMEX prices were lower in the first quarter of 2005 than in the first quarter of 2004 as the NYMEX differential deteriorated significantly during 2004, and remained high during the first part of 2005, particularly for the heavy, sour crude (which predominately applies to our Eastern Mississippi production). Our average oil differential for the first quarter of 2005 was approximately $6.54 per Bbl as compared to $4.24 per Bbl during the first quarter of 2004 and an average of $3.60 per Bbl during 2003. As of the last part of April, 2005, it appears that these differentials may be beginning to narrow, although it is not possible to predict whether this trend will continue. If market conditions for the heavy, sour crude remain consistent, we would expect to gradually improve the overall NYMEX discount as the amount of light sweet oil production from our tertiary operations is expected to increase, improving the overall quality of our product mix. However, as evident in 2004, the oil market can change substantially. Our natural gas differentials have not changed as significantly, as generally we get near NYMEX prices. However, with the anticipated incremental production from the Barnett Shale, which has sold for about $1.00 less than NYMEX prices during the last two quarters, our overall natural gas NYMEX differential will likely increase.

     PRODUCTION EXPENSES: While lease operating expenses were approximately the same in the respective first quarters, on a per BOE basis operating expenses increased 27%, from $6.76 per BOE in the first quarter of 2004 to $8.58 per BOE in the first quarter of 2005. These per BOE operating expenses compare to an average of $7.60 per BOE in the fourth quarter of 2004. The single biggest factor for the increase relates to the increasing emphasis on tertiary operations, with operating costs that averaged $9.90 per BOE during 2004 and $10.07 per BOE during the first quarter of 2005, higher than the operating costs for our other operations. The balance of the cost increases is generally attributable to higher energy costs to operate our properties and general cost inflation in the industry.

     Production taxes and marketing expenses generally change in proportion to commodity prices and therefore were higher in the first quarter of 2005 than in the comparable quarter of 2004. The July 2004 sale of our offshore properties also contributed to an increase in 2005 production taxes and marketing expenses on a per BOE basis as most of our offshore properties were not subject to severance taxes. We recognized $936,000 of transportation expenses paid to Genesis during the first quarter of 2005 as a result of a change in the way we market a portion of our crude oil that commenced in September 2004. As of September 1, 2004, we ceased selling crude oil to Genesis at the wellhead, choosing rather to use Genesis to transport our crude to market where we sell our own crude directly to refineries. Overall, this has increased our aggregate net proceeds on our crude oil sales, and increased our per unit price per barrel; however, the higher sales proceeds were partially offset by the incremental transportation charges.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Administrative Expenses

     General and administrative ("G&A") expenses increased 37% between the respective first quarters as set forth below:

                                                           Three Months Ended
                                                                 March 31,
-------------------------------------------------  -----------------------------------
                                                        2005               2004
-------------------------------------------------  ----------------   ----------------
Net G&A expense (thousands)
  Gross G&A expenses                               $        14,378    $        12,680
  State franchise taxes                                        309                246
  Operator overhead charges                                 (6,986)            (6,780)
  Capitalized exploration costs                             (1,206)            (1,398)
                                                   ----------------   ----------------
    Net G&A expense                                $         6,495    $         4,748
                                                   ================   ================
Average G&A cost per BOE                           $          2.43    $          1.42
Employees as of March 31                                       400                378
-------------------------------------------------  ----------------   ----------------

     Gross G&A expenses increased $1.7 million, or 13%, between the first quarters of 2005 and 2004. The largest increase in the first quarter of 2005 relates to approximately $1.0 million of non-cash compensation expense associated with the amortization of deferred compensation resulting from the issuance of restricted stock to officers and directors during 2004 and an increase of approximately $950,000 in incremental consultant fees, primarily related to compliance costs associated with, or audit work related to, the Sarbanes-Oxley Act. These 2005 increases were partially offset by approximately $500,000 of severance payments in the first quarter of 2004 for a portion of the offshore professional and technical staff that were severed in March 2004 in conjunction with the sale of our offshore properties.

     The increase in gross G&A was offset in part by a slight increase in operator overhead recovery charges in the first quarter of 2005. Our well operating agreements allow us, when we are the operator, to charge a well with a specified overhead rate during the drilling phase and also to charge a monthly fixed overhead rate for each producing well. As a result of our incremental drilling and development activity during the first quarter of 2005, partially offset by the sale of our offshore properties, the amount we recovered as operator overhead charges increased by 3% between the respective first quarters of 2005 and 2004. Capitalized exploration costs decreased slightly between the comparable periods in 2005 and 2004 as a result of the 2004 termination of a portion of our offshore exploration staff.

     The net effect was a 37% increase in net G&A expense between the respective first quarters. On a per BOE basis, G&A costs increased 71% in the first quarter of 2005 as compared to those costs in the first quarter of 2004, which is a higher percentage increase than the increase in gross costs; this resulted from lower production caused by the July 2004 sale of our offshore properties. Since virtually all of the cost of our personnel that worked directly on the offshore properties sold in 2004 was charged to either operations or capitalized, the sale of the offshore properties had minimal impact on net G&A.

                             DENBURY RESOURCES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest and Financing Expenses

                                                             Three Months Ended
                                                                 March 31,
----------------------------------------------------  ----------------------------------
Amounts in thousands, except per BOE amounts              2005               2004
----------------------------------------------------  --------------    ----------------
Interest expense, including capitalized interest      $       4,738     $         5,081
Non-cash interest expense                                      (205)               (227)
                                                      --------------    ----------------
Cash interest expense                                         4,533               4,854
Interest and other income                                      (616)               (419)
Capitalized interest                                           (262)                  -
                                                      --------------    ----------------
  Net cash interest expense                           $       3,655     $         4,435
                                                      ==============    ================

Average net cash interest expense per BOE             $        1.37     $          1.33
Average interest rate (1)                                      7.5%                6.3%
Average debt outstanding                              $     240,632     $       306,121
----------------------------------------------------  ==============    ================
(1) Includes commitment fees but excludes amortization of discount and debt issue costs.

     Interest expense for the first quarter of 2005 decreased from levels in the comparable prior year period primarily due to lower average debt levels in 2005 as a result of the sale of our offshore properties in July 2004, the proceeds of which were used to retire our bank debt. Interest and other income increased in the first quarter of 2005 as compared to levels of interest and other income in the first quarter of 2004 as a result of higher average cash balances, also related to the offshore sale. Interest expense increased slightly in the first quarter of 2005 as compared to the fourth quarter of 2004 level of such expenses, as a result of approximately $6.8 million of capital leases entered into late in 2004 and in early 2005.

Depletion, Depreciation and Amortization

                                                            Three Months Ended
                                                                 March 31,
---------------------------------------------------  ---------------------------------
Amounts in thousands, except per BOE amounts              2005              2004
---------------------------------------------------  ---------------    --------------
Depletion and depreciation                           $       19,410     $      25,004
Depletion and depreciation of CO2 assets                      1,206             1,138
Accretion of asset retirement obligations                       321               768
Depreciation of other fixed assets                              591               414
                                                     ---------------    --------------
  Total DD&A                                         $       21,528     $      27,324
                                                     ===============    ==============
DD&A per BOE:
    Oil and natural gas properties                   $         7.38     $        7.73
    CO2 assets and other fixed assets                          0.67              0.46
---------------------------------------------------  ---------------    --------------
        Total DD&A cost per BOE                      $         8.05     $        8.19
---------------------------------------------------  ===============    ==============

     In total, our depletion, depreciation and amortization ("DD&A") rate on a per BOE basis decreased 2% between the respective first quarters, primarily due to the offshore property sale in July 2004 which lowered our DD&A rate, partially offset by an increase in certain of our future development costs estimates to reflect the rising costs in the industry, causing our DD&A rate to increase during the latter half of 2004. Our first quarter of 2005 DD&A rate of $8.05 was only slightly higher than the fourth quarter 2004 DD&A rate of $7.98 per BOE, as we recognized incremental reserves in the first quarter of 2005 in the Barnett Shale in Texas and Selma Chalk at Heidelberg, both from our increased drilling activity in those areas, and in Southern Louisiana from our late 2004 and early 2005 exploratory drilling success there. We did not book any incremental oil reserves related to our tertiary operations during the first quarter of 2005. Since we adjust our DD&A rate each quarter based on any changes in our estimates of oil and natural gas reserves and costs, our DD&A rate could change significantly in the future.

     Our DD&A rate for our CO2 and other fixed assets increased in 2005 as a result of additional depreciation of fixed assets acquired during 2004 and 2005.

Income Taxes

                                                                       Three Months Ended
                                                                           March 31,
-------------------------------------------------------------   ---------------------------------
Amounts in thousands, except per BOE amounts and tax rates          2005               2004
-------------------------------------------------------------   --------------    ---------------
Income tax provision
  Current income tax expense                                    $       5,282     $        2,119
  Deferred income tax expense                                           8,546              8,522
                                                                --------------    ---------------
    Total income tax expense                                    $      13,828     $       10,641
                                                                ==============    ===============
Average income tax expense per BOE                              $        5.17     $         3.19
Effective tax rate                                                      31.5%              32.3%
-------------------------------------------------------------   --------------    ---------------

     Our income tax provision for the first quarter of 2005 and 2004 was based on an estimated statutory tax rate of 39% and 38% respectively. Our net effective tax rates are lower than the statutory rates, primarily due to the recognition of enhanced oil recovery credits which lowered our overall tax expense. The current income tax expense represents our anticipated alternative minimum cash taxes that we cannot offset with regular tax net operating loss carryforwards or enhanced oil recovery credits. As of December 31, 2004, we had utilized all of our federal tax net operating loss carryforwards, but had an estimated $27.8 million of enhanced oil recovery ("EOR") credits to carryforward. We expect to generate additional net EOR credits during 2005, although if oil prices remain at current levels or increase further, we may not be able to generate additional credits in future years as these EOR credits phase out if oil prices are above a certain threshold.

Per BOE Data

     The following table summarizes our cash flow, DD&A and results of operations on a per BOE basis for the comparative periods. Each of the individual components are discussed above.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                                     Three Months Ended
                                                                         March 31,
---------------------------------------------------------------   --------------------------
Per BOE data                                                         2005          2004
---------------------------------------------------------------   ------------  ------------
Revenues                                                          $     41.50   $     33.06
Loss on settlements of derivative contracts                             (0.41)        (4.28)
Lease operating expenses                                                (8.58)        (6.76)
Production taxes and marketing expenses                                 (2.29)        (1.22)
---------------------------------------------------------------   ------------  ------------
  Production netback                                                    30.22         20.80
CO2 operating margin                                                     0.52          0.37
General and administrative expenses                                     (2.43)        (1.42)
Net cash interest expense                                               (1.37)        (1.33)
Current income taxes and other                                          (0.99)        (0.75)
Changes in assets and liabilities relating to operations                (1.04)        (1.78)
---------------------------------------------------------------   ------------  ------------
  Cash flow from operations                                             24.91         15.89
DD&A                                                                    (8.05)        (8.19)
Deferred income taxes                                                   (3.19)        (2.56)
Non-cash hedging adjustments                                            (2.51)        (0.25)
Changes in assets and liabilities and other non-cash items               0.08          1.80
---------------------------------------------------------------   ------------  ------------
  Net income                                                      $     11.24   $      6.69
---------------------------------------------------------------   ============  ============


MARKET RISK MANAGEMENT

     We finance some of our acquisitions and other expenditures with fixed and variable rate debt. These debt agreements expose us to market risk related to changes in interest rates. The following table presents the carrying and fair values of our debt, along with average interest rates. We had no bank debt outstanding as of March 31, 2005 or December 31, 2004. The fair value of the subordinated debt is based on quoted market prices. None of our debt has any triggers or covenants regarding our debt ratings with rating agencies.

                                                        Expected Maturity Dates
----------------------------------------- --------------------------------------------------- -------------  -----------
                                             2005-                                             Carrying         Fair
Amounts in thousands                         2006         2007         2008         2009         Value          Value
----------------------------------------- ------------ ------------ ------------ ------------ -------------  -----------
Fixed rate debt:
  7.5% subordinated debt,
   net of discount, due 2013.........     $        -   $        -   $        -   $        -   $   223,446    $  228,803

   The interest rate on the subordinated debt is a fixed rate of 7.5%.

       We enter into various financial contracts to hedge our exposure to commodity price risk associated with anticipated future oil and natural gas production. We do not hold or issue derivative financial instruments for trading purposes. These contracts have historically consisted of price floors, collars and fixed price swaps. Historically, we have generally attempted to hedge between 50% and 75% of our anticipated production each year to provide us with a reasonably certain amount of cash flow to cover most of our budgeted exploration and development expenditures without incurring significant debt, although our hedging percentage may vary relative to our debt levels. For 2005 and beyond, we have hedged significantly less, primarily because of our strong financial position resulted from our lower levels of debt relative to our cash flow from operations. When we make a significant acquisition, we generally attempt to hedge a large percentage, up to 100%, of the forecasted proved production for the subsequent one to three years following the acquisition in order to help provide us with a minimum return on our investment. Much of our historical hedging activity has been done with collars, although for the 2002 COHO acquisition, we also used swaps in order to lock in the prices used in our economic forecasts. For 2005, all of our oil hedges are puts or price floors, allowing us to retain any price upside, while still providing protection in the event of lower prices at a fixed and determinable price (i.e. the cost of the put). We anticipate using more price floors in the future. All of the mark-to-market valuations used for our financial derivatives are provided by external sources and are based on prices that are actively quoted. We manage and control market and counterparty credit risk through established internal control procedures that are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

procedures, and diversification. For a full description of our hedging position at March 31, 2005, see Note 6 to the Condensed Consolidated Financial Statements.

     Effective January 1, 2005, we elected to de-designate our existing derivative contracts as hedges and to account for them as speculative contracts going forward. This means that any changes in the fair value of these derivative contracts will be charged to earnings on a quarterly basis instead of charging the effective portion to other comprehensive income and the balance to earnings. This also means that any balance remaining in other comprehensive income as of December 31, 2004 will be amortized over the remaining life of the contracts. During the first quarter of 2005, we recognized total expenses relating to our hedge contracts of $7.8 million consisting of $1.1 of cash payments, $4.9 million relating to a mark-to-market non-cash adjustment attributable to higher commodity prices and the resultant decrease in value, and $1.8 million relating to the amortization of other comprehensive income related to deferred hedge mark-to-market value losses that existed as of December 31, 2004 which are being amortized as the contracts expire during 2005. Information regarding our current hedging positions and historical hedging results is included in Note 6 to the Condensed Consolidated Financial Statements.

     At March 31, 2005, our derivative contracts were recorded at their fair value, which was a net liability of approximately $9.8 million, an increase of approximately $4.9 million from the $4.9 million fair value liability recorded as of December 31, 2004. This change is the result of a decrease in the fair market value of our hedges due to an increase in oil and natural gas commodity prices between December 31, 2004 and March 31, 2005.

     Based on NYMEX crude oil futures prices at March 31, 2005, oil prices were considerably higher than the floor price of $27.50 per barrel, so we would not expect to receive any funds even if oil prices were to drop 10%. Since the oil hedges are puts or price floors, we do not have to make any payments on the hedges regardless of how high oil prices would go. Based on NYMEX natural gas futures prices at March 31, 2005, we would expect to make future cash payments of $9.8 million on our natural gas commodity hedges. If natural gas futures prices were to decline by 10%, the amount we would expect to pay under our natural gas commodity hedges would decrease to $6.6 million, and if futures prices were to increase by 10% we would expect to pay $13.1 million.

CRITICAL ACCOUNTING POLICIES

     For a discussion of our critical accounting policies, which are related to property, plant and equipment, depletion and depreciation, oil and natural gas reserves, asset retirement obligations, income taxes and hedging activities, and which remain unchanged, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2004.

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

     SFAS No. 123(R) must be adopted at the beginning of our next fiscal year (i.e., January 1, 2006) and permits public companies to adopt its requirements using one of two methods:

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

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. As such, we generally do not recognize compensation expense associated with employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method could have a significant impact on Denbury's future results of operations, although it will have no impact on our overall financial position. Had the Company adopted SFAS No 123(R) in prior periods, we estimate that the impact would have approximated the impact of SFAS No. 123 as described in the pro forma net income and earnings per share disclosures shown in Note 1 to our Condensed Consolidated Financial Statements. The adoption of SFAS No. 123(R) will have no effect on the Company's unvested outstanding restricted stock awards. We currently plan to adopt the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective approach. Although we have not completed evaluating the impact the adoption of SFAS No. 123(R) will have on our future results of operations, we currently estimate the impact on an annual basis will be similar to that in our pro forma disclosures for SFAS No. 123.

     SFAS No. 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may serve to reduce the Denbury's future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future. While we cannot estimate what those amounts will be in the future (because they depend, among other things, upon when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $4.8 million during the year ended December 31, 2004.

FORWARD-LOOKING INFORMATION

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, forecasted capital expenditures, drilling activity or methods, acquisition plans and proposals and dispositions, development activities, cost savings, production rates and volumes or forecasts thereof, hydrocarbon reserves, hydrocarbon or expected reserve quantities and values, potential reserves from tertiary operations, hydrocarbon prices, pricing assumptions based upon current and projected oil and gas prices, liquidity, regulatory matters, mark-to-market values, competition, long-term forecasts of production, finding costs, rates of return, estimated costs, future capital expenditures and overall economics and other variables surrounding our tertiary operations and future plans. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "expect," "predict," "anticipate," "projected," "should," "assume," "believe," "target" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas, inaccurate cost estimates, fluctuations in the prices of goods and services, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital or its availability, general economic conditions, competition and government regulations, unexpected delays, as well as the risks and uncertainties inherent in oil and gas drilling and production activities or which are otherwise discussed in this annual report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

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

       In January 2005, we began processing our transactions on a newly implemented accounting software system. We changed systems in order (i) to integrate and automate more of our functions, which will also allow us to have more information in one integrated database, (ii) to provide operating efficiencies, (iii) to enable us to close our books in a more timely manner without sacrificing quality, (iv) to review and improve our processes and (v) improve the internal control surrounding our computer systems. As a result of moving to a new system in January 2005, certain control procedures are being changed in order to conform to our new system. While we believe that our new accounting system will ultimately strengthen our internal control system, there are inherent weaknesses in implementing any new system and until we have fully tested all changes to our controls, we may not be able to provide assurance that our internal controls over financial reporting are effective in all material respects. While we have not found any reason to believe that our internal controls over financial reporting are not effective in all material respects, we are continuing to evaluate the impact and effect of a new accounting system on our internal controls and procedures and it is possible that we may find weaknesses in the future.

                           Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     Information with respect to this item has been incorporated by reference from our Form 10-K for the year ended December 31, 2004. There have been no material developments in such legal proceedings since the filing of such Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

                                        ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------------------------------------------------------------
                                                              (c) Total Number of     (d) Maximum Number
                                 (a) Total                     Shares Purchased       of Shares that May
                                  Number of    (b) Average    as Part of Publicly      Yet Be Purchased
                                   Shares       Price Paid    Announced Plans or       Under the Plan Or
            Period                Purchased      per Share         Programs                Programs
----------------------------------------------------------------------------------------------------------
January 1 through 31, 2005           15,000    $     25.36              15,000                   85,000
----------------------------------------------------------------------------------------------------------
February 1 through 28, 2005          25,000    $     33.29              25,000                   60,000
----------------------------------------------------------------------------------------------------------
March 1 through 31, 2005             10,000    $     33.51              10,000                   50,000
----------------------------------------------------------------------------------------------------------
Total                                50,000    $     30.95              50,000                   50,000
----------------------------------------------------------------------------------------------------------

     In August 2003, we adopted a stock repurchase plan (the "Plan") to purchase shares of our common stock on the NYSE in order for such repurchased shares to be reissued to our employees who participate in Denbury's Employee Stock

                             DENBURY RESOURCES INC.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.

ITEM 5.  OTHER INFORMATION
--------------------------

     None.

ITEM 6.  EXHIBITS
-----------------

     Exhibits:

         10* First Amendment to Fifth Amended and Restated Credit Agreement among Denbury Onshore, LLC, as Borrower, Denbury Resources Inc, as Parent Guarantor, Bank One, N.A. as Administrative Agent, and certain other financial institutions dated as of April 1, 2005.
         31(a)* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31(b)* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32* Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Filed herewith.

                             DENBURY RESOURCES INC.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DENBURY RESOURCES INC.
                                    (Registrant)


                                    By: /s/ Phil Rykhoek
                                        ---------------------------------------
                                        Phil Rykhoek
                                        Sr. Vice President
                                        and Chief Financial Officer



                                    By: /s/ Mark C. Allen
                                        ---------------------------------------
                                        Mark C. Allen
                                        Vice President and Chief Accounting
                                        Officer



Date: May 9, 2005