Form 10-Q
period 2005-06-30
DENBURY RESOURCES INC
filed 2005-08-08
CIK 945764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 1-12935
                         ------------------------------

                             DENBURY RESOURCES INC.
             (Exact name of Registrant as specified in its charter)


          Delaware                                            20-0467835
(State or other jurisdictions of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


    5100 Tennyson Parkway
         Suite 3000
         Plano, TX                                               75024
(Address of principal executive                                (Zip Code)
         offices)


Registrant's telephone number, including area code:       (972) 673-2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at July 31, 2005
         -----                                  ----------------------------

 Common Stock, $.001 par value                            57,130,767

                                      INDEX

                                                                                                 Page
Part I. Financial Information
-----------------------------

     Item 1. Financial Statements

         Unaudited Condensed Consolidated Balance Sheets at June 30, 2005 and
               December 31, 2004                                                                 3

         Unaudited Condensed Consolidated Statements of Operations for the Three and Six
               Months Ended June 30, 2005 and 2004                                               4

         Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Six
               Months Ended June 30, 2005 and 2004                                               5

         Unaudited Condensed Consolidated Statements of Comprehensive Operations for
               the Three and Six Months Ended June 30, 2005 and 2004                             6

         Notes to Unaudited Condensed Consolidated Financial Statements                       7-19

     Item 2. Management's Discussion and Analysis of Financial Condition                     20-33
             and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                          34

     Item 4. Controls and Procedures                                                             34

 Part II. Other Information
---------------------------

     Item 1. Legal Proceedings                                                                   35

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                         35

     Item 3. Defaults Upon Senior Securities                                                     35

     Item 4. Submission of Matters to a Vote of Security Holders                                 35

     Item 5. Other Information                                                                   36

     Item 6. Exhibits                                                                            36

     Signatures                                                                                  37

                                               DENBURY RESOURCES INC.
                                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (In thousands, except shares)

                                                                          June 30,       December 31,
                                                                            2005             2004
                                                                        -------------   ---------------
                                                Assets
Current assets
   Cash and cash equivalents                                            $     25,316    $      33,039
   Short-term investments                                                      2,000           57,171
   Accrued production receivables                                             52,445           44,790
   Related party receivable - Genesis                                            484              745
   Trade and other receivables                                                19,474           10,963
   Deferred tax asset                                                         28,629           25,189
   Derivative assets                                                               -              949
                                                                        -------------   ---------------
        Total current assets                                                 128,348          172,846
                                                                        -------------   ---------------
Property and equipment
   Oil and natural gas properties (using full cost accounting)
        Proved                                                             1,516,229        1,326,401
        Unevaluated                                                           42,017           20,253
   CO2 properties and equipment                                              167,750          132,685
   Other                                                                      31,322           25,929
   Less accumulated depletion and depreciation                              (752,885)        (707,906)
                                                                        -------------   ---------------
        Net property and equipment                                         1,004,433          797,362
                                                                        -------------   ---------------
Investment in Genesis                                                          6,856            6,791
Other assets                                                                  10,868           15,707
                                                                        -------------   ---------------
        Total assets                                                    $  1,150,505    $     992,706
                                                                        =============   ===============
                            Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued liabilities                             $     73,258    $      49,429
   Current deferred revenue and other - Genesis                                2,432            2,431
   Oil and gas production payable                                             29,153           24,856
   Derivative liabilities                                                      5,212            5,815
   Short-term capital lease obligations - Genesis                                547              375
                                                                        -------------   ---------------
        Total current liabilities                                            110,602           82,906
                                                                        -------------   ---------------
Long-term liabilities
   Capital lease obligations - Genesis                                         6,163            4,184
   Long-term debt                                                            233,494          223,397
   Asset retirement obligations                                               22,788           18,944
   Deferred revenue - Genesis                                                 22,086           23,378
   Deferred tax liability                                                    125,995           97,125
   Other                                                                       2,517            1,100
                                                                        -------------   ---------------
        Total long-term liabilities                                          413,043          368,128
                                                                        -------------   ---------------
Stockholders' equity
   Preferred stock, $.001 par value, 25,000,000 shares authorized,
        none issued and outstanding                                                -                -
   Common stock, $.001 par value, 100,000,000 shares authorized;
        57,234,182 and 56,607,877 shares issued at June 30, 2005 and
        December 31, 2004, respectively                                           57               57
   Paid-in capital in excess of par                                          453,686          441,023
   Deferred compensation                                                     (19,891)         (21,678)
   Retained earnings                                                         199,843          129,104
   Accumulated other comprehensive loss                                       (2,547)          (4,788)
   Treasury stock, at cost, 157,726 and 93,072 shares at June 30,
        2005 and  December 31, 2004, respectively                             (4,288)          (2,046)
                                                                        -------------   ---------------
        Total stockholders' equity                                           626,860          541,672
                                                                        -------------   ---------------
        Total liabilities and stockholders' equity                      $  1,150,505    $     992,706
                                                                        =============   ===============

                 (See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)
                                                         3

                                               DENBURY RESOURCES INC.
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)

                                                                    Three Months Ended            Six Months Ended
                                                                          June 30,                    June 30,
                                                                ---------------------------  ----------------------------
                                                                    2005          2004            2005          2004
                                                                ------------- -------------  -------------  -------------
Revenues and other income
   Oil, natural gas and related product sales
     Unrelated parties                                          $    124,277  $     95,706  $     234,810   $    186,980
     Related party - Genesis                                           1,495        23,365          1,978         42,327
   CO2 sales and transportation fees
     Unrelated parties                                                    72           319            464            603
     Related party - Genesis                                           1,445         1,261          2,783          2,338
   Loss on effective hedge contracts                                       -       (14,724)             -       (28,992)
   Interest income and other                                             694           330          1,310            749
                                                                ------------- -------------  ------------- --------------
        Total revenues and other income                              127,983       106,257        241,345        204,005
                                                                ------------- -------------  ------------- --------------
Expenses
   Lease operating expenses                                           26,757        24,530         49,719         47,058
   Production taxes and marketing expenses                             5,528         4,514         10,718          8,581
   Transportation expense - Genesis                                    1,054             -          1,990              -
   CO2 operating expenses                                                445           209            791            353
   General and administrative expenses                                 5,992         4,178         12,487          8,926
   Interest, net of amounts capitalized of $373,
        none, $635 and none, respectively                              4,335         5,068          8,811         10,149
   Depletion and depreciation                                         24,405        28,161         45,933         55,485
   Commodity derivative expense (income)                              (1,025)       10,661          6,796         11,479
                                                                ------------- -------------  ------------- --------------
        Total expenses                                                67,491        77,321        137,245        142,031
                                                                ------------- -------------  ------------- --------------
Equity in net income of Genesis                                           44           102            331              9
                                                                ------------- -------------  ------------- --------------
Income before income taxes                                            60,536        29,038        104,431         61,983
Income tax provision
   Current income taxes                                                4,354           977          9,636          3,096
   Deferred income taxes                                              15,510         8,672         24,056         17,194
                                                                ------------- -------------  ------------- --------------
Net income                                                      $     40,672  $     19,389   $     70,739  $      41,693
                                                                ============= =============  ============= ==============

Net income per common share - basic                             $       0.73  $       0.35   $       1.27  $        0.76

Net income per common share - diluted                           $       0.69  $       0.34   $       1.20  $        0.73

Weighted average common shares outstanding
   Basic                                                              55,653        54,744         55,557         54,566
   Diluted                                                            58,972        57,102         59,035         56,739



                 (See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)
                                                         4

                                               DENBURY RESOURCES INC.
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                                                 Three Months Ended         Six Months Ended
                                                                                      June 30,                  June 30,
                                                                              -----------------------   -----------------------
                                                                                  2005       2004           2005       2004
                                                                              ----------- -----------   ----------- -----------
Cash flow from operating activities:
   Net income                                                                 $   40,672  $   19,389    $   70,739  $   41,693
   Adjustments needed to reconcile to net cash flow provided by operations:
     Depreciation and depletion                                                   24,405      28,161        45,933      55,485
     Non-cash hedging adjustments                                                 (2,801)      7,146         3,921       7,964
     Deferred income taxes                                                        15,510       8,672        24,056      17,194
     Deferred revenue - Genesis                                                     (670)       (599)       (1,292)     (1,110)
     Deferred compensation - restricted stock                                      1,031           -         2,059           -
     Current income tax benefit from stock options                                 3,354           -         5,434           -
     Amortization of debt issue costs and other                                      450         285           512         748
   Changes in assets and liabilities:
     Accrued production receivable                                                (1,475)     (3,410)       (7,394)    (10,836)
     Trade and other receivables                                                  (5,422)       (546)       (8,510)     (1,773)
     Derivative assets and liabilities                                                 -      (7,518)            -      (7,518)
     Other assets                                                                      -           -           130           -
     Accounts payable and accrued liabilities                                      8,574      (1,012)       15,818         711
     Oil and gas production payable                                                4,981       3,230         4,298       5,028
     Other liabilities                                                              (224)       (588)         (690)     (1,381)
                                                                              ----------- -----------   ----------- -----------
Net cash provided by operations                                                   88,385      53,210       155,014     106,205
                                                                              ----------- -----------   ----------- -----------
Cash flow used for investing activities:
     Oil and natural gas expenditures                                            (81,685)    (42,014)     (138,880)    (89,764)
     Acquisitions of oil and gas properties                                      (37,763)     (2,035)      (68,544)     (2,198)
     Change in accrual for capital expenditures                                   (2,249)          -         8,990           -
     Acquisitions of CO2 assets and capital expenditures                          (7,155)     (6,938)      (35,118)    (27,141)
     Purchases of other assets                                                    (1,169)       (850)       (3,099)     (1,154)
     Proceeds from oil and gas property sales                                         (5)        634           (23)      1,146
     Deposits on oil and gas property acquisitions                                     -           -         4,507           -
     Sales of short-term investments                                              12,558           -        55,133           -
     Increase in restricted cash                                                     (62)       (148)         (110)       (351)
                                                                              ----------- -----------   ----------- -----------
Net cash used for investing activities                                          (117,530)    (51,351)     (177,144)   (119,462)
                                                                              ----------- -----------   ----------- -----------
Cash flow from financing activities:
     Bank repayments                                                              (5,800)          -       (19,800)     (3,000)
     Bank borrowings                                                              15,800       5,000        29,800      13,000
     Payments on capital lease obligations - Genesis                                (129)          -          (254)          -
     Issuance of common stock                                                      3,464       4,795         7,825       8,674
     Purchase of treasury stock                                                   (1,616)       (918)       (3,164)     (1,661)
     Costs of debt financing                                                           -          (4)            -          (4)
                                                                              ----------- -----------   ----------- -----------
Net cash provided by financing activities                                         11,719       8,873        14,407      17,009
                                                                              ----------- -----------   ----------- -----------
Net increase (decrease) in cash and cash equivalents                             (17,426)     10,732        (7,723)      3,752

Cash and cash equivalents at beginning of period                                  42,742      17,208        33,039      24,188
                                                                              ----------- -----------   ----------- -----------
Cash and cash equivalents at end of period                                    $   25,316  $   27,940    $   25,316  $   27,940
                                                                              =========== ===========   =========== ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                 $    8,647  $      514    $    8,906  $    9,463
     Cash paid during the period for income taxes                                  7,500         600         7,500         327

                 (See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)
                                                         5

                                               DENBURY RESOURCES INC.
                                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                                              COMPREHENSIVE OPERATIONS
                                                   (In thousands)

                                                                                 Three Months Ended         Six Months Ended
                                                                                      June 30,                  June 30,
                                                                              -----------------------   -----------------------
                                                                                  2005       2004           2005       2004
                                                                              ----------- -----------   ----------- -----------
Net income                                                                    $   40,672  $   19,389    $   70,739  $   41,693
Other comprehensive income (loss), net of income tax:
   Change in fair value of derivative contracts, net of tax of
     $(5,926) and $(12,671), respectively                                              -      (9,669)            -     (20,673)
   Reclassification adjustments related to settlements of derivative
     contracts, net of tax of $669, $10,348, $1,359, and $15,770, respectively     1,092      16,884         2,217      25,730
   Unrealized gain on securities available for sale                                   22           -            24           -
                                                                              ----------- -----------   ----------- -----------
Comprehensive income                                                          $   41,786  $   26,604    $   72,980  $   46,750
                                                                              =========== ===========   =========== ===========






























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

     Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In management's opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of Denbury as of June 30, 2005 and the consolidated results of its operations and cash flows for the three and six month periods ended June 30, 2005 and 2004. Certain prior period items have been reclassified to make the classification consistent with the classification in the most recent quarter.

Net Income Per Common Share

     Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options and any other convertible securities outstanding. For the three and six month periods ended June 30, 2005 and 2004, there were no adjustments to net income for purposes of calculating diluted net income per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three and six month periods ended June 30, 2005 and 2004.

                                                           Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                        -----------------------   -----------------------
(shares in thousands)                                       2005       2004           2005       2004
                                                        ----------- -----------   ----------- -----------
Weighted average common shares - basic.........             55,653      54,744        55,557      54,566

Potentially dilutive securities:
   Stock options...............................              2,873       2,358         3,068       2,173
   Restricted stock............................                446           -           410           -
                                                        ----------- -----------   ----------- -----------
Weighted average common shares - diluted.......             58,972      57,102        59,035      56,739
                                                        =========== ===========   =========== ===========

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

     For the three months ended June 30, 2005 and 2004, stock options to purchase approximately 62,000 and 32,000 shares of common stock, and for the six months ended June 30, 2005 and 2004, stock options to purchase approximately 90,000 and 361,000 shares of common stock, respectively, were outstanding but excluded from the diluted net income per common share calculations, as the exercise prices of the options exceeded the average market price of the

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Company's common stock during these periods and would be anti-dilutive to the calculations.

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

                                                                                 Three Months Ended         Six Months Ended
                                                                                      June 30,                  June 30,
                                                                              -----------------------   -----------------------
                                                                                  2005       2004           2005       2004
                                                                              ----------- -----------   ----------- -----------
Net income: (thousands)
      Net income, as reported...........................................      $   40,672  $   19,389    $   70,739  $   41,693
      Add: stock-based compensation included in reported
         net income, net of related tax effects.........................             693           -         1,394           -
      Less: stock-based compensation expense applying fair
         value based method, net of related tax effects.................           1,874         592         3,490       1,085
                                                                              ----------- -----------   ----------- -----------
      Pro-forma net income..............................................      $   39,491  $   18,797    $   68,643  $   40,608
                                                                              =========== ===========   =========== ===========
Net income per common share
      As reported:
         Basic..........................................................      $     0.73  $     0.35    $     1.27  $     0.76
         Diluted........................................................            0.69        0.34          1.20        0.73
      Pro forma:
         Basic..........................................................      $     0.71  $     0.34    $     1.24  $     0.74
         Diluted........................................................            0.68        0.33          1.17        0.72

Derivative Instruments and Hedging Activities

      Effective January 1, 2005, we elected to discontinue hedge accounting for our oil and natural gas derivative contracts. See Note 5 for further discussion regarding this change.

Short-term Investments

     During the first six months of 2005, we sold all of our available-for-sale securities except for $2.0 million of certificates of deposit that we held at June 30, 2005.

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

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. As such, we generally do not recognize compensation expense associated with employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method could have a significant impact on Denbury's future results of operations, although it will have no impact on our overall financial position. Had the Company adopted SFAS No.123(R) in prior periods, we estimate that the impact would have approximated the impact of SFAS No. 123 as described in the pro forma net income and earnings per share disclosures above. The adoption of SFAS No. 123(R) will have no effect on the accounting for the Company's unvested outstanding restricted stock awards. We currently plan to adopt the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective approach. Although we have not completed evaluating the impact the adoption of SFAS No. 123(R) will have on our future results of operations, we currently estimate the impact on an annual basis will be similar to that in our pro forma disclosures for SFAS No. 123 above.

     SFAS No. 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may serve to reduce Denbury's future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future. While we cannot estimate what those amounts will be in the future (because they depend, among other things, upon when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was approximately $5.4 million for the six months ended June 30, 2005.

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

     The following table summarizes the changes in our asset retirement obligations for the six months ended June 30, 2005.

                                                                      Six Months Ended
                                                                        June 30, 2005
                                                                     --------------------
                                                                       (in thousands)

Beginning asset retirement obligation, as of 12/31/2004..........    $            21,540
Liabilities incurred during period...............................                  1,815
Revisions in estimated cash flows................................                    597
Liabilities settled during period................................                   (389)
Accretion expense................................................                    843
                                                                     --------------------
Ending asset retirement obligation...............................    $            24,406
                                                                     ====================

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     At June 30, 2005, $1.6 million of our asset retirement obligation was classified in "Accounts payable and accrued liabilities" under current liabilities in our Condensed Consolidated Balance Sheets. We hold cash and liquid investments in escrow accounts that are legally restricted for certain of our asset retirement obligations. The balances of these escrow accounts were $6.5 million at June 30, 2005, and $6.4 million at December 31, 2004 and are included in "Other assets" in our Condensed Consolidated Balance Sheets.

3. STOCK  REPURCHASE PLAN

     Between August 2003 and June 30, 2005, Denbury had an active stock repurchase plan ("Plan") to purchase shares of our common stock on the NYSE in order for such repurchased shares to be reissued to our employees who participate in Denbury's Employee Stock Purchase Plan ("ESPP"). The Plan provided for purchases through an independent broker of 50,000 shares of Denbury's common stock per fiscal quarter over a period of approximately twelve months, or a total of 200,000 shares per year. Purchases were made at prices and times determined at the discretion of the independent broker, provided however that no purchases may be made during the last ten business days of a fiscal quarter. In 2004, we repurchased into treasury 200,000 shares at an average cost of $19.89 per share and reissued 115,090 treasury shares under the ESPP. In the first six months of 2005, we repurchased into treasury 100,000 shares at an average cost of $31.64 per share and reissued 35,346 treasury shares under the ESPP. The repurchase plan expired as of June 30, 2005 and the Board of Directors currently does not plan to renew the Plan until a significant portion of the treasury shares have been used under our ESPP.

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

     We are accounting for our 9.25% ownership in Genesis under the equity method of accounting as we have significant influence over the limited partnership; however, our control is limited under the limited partnership agreement and therefore we do not consolidate Genesis. Our equity in Genesis' net income for the three months ended June 30, 2005 and 2004 was $44,000 and $102,000, and for the six months ended June 30, 2005 and 2004 was $331,000 and $9,000, respectively. Genesis Energy, Inc., the general partner of which we own 100%, has guaranteed the bank debt of Genesis, which as of June 30, 2005 was $34.4 million, plus $9.7 million in outstanding letters of credit. There are no guarantees by Denbury or any of its other subsidiaries of the debt of Genesis or of Genesis Energy, Inc.

     Over the past several years, including the period prior to our investment in Genesis, we sold certain of our oil production to Genesis. Beginning in September 2004, we discontinued most of our direct oil sales to Genesis and began to transport our crude oil using Genesis' Mississippi common carrier pipeline to a sales point where it is sold to third party purchasers. For these transportation services, we pay Genesis a fee for the use of their pipeline and trucking services. For the three and six months ended June 30, 2005, we expensed $1.1 million and $2.0 million, respectively, for these transportation services. We recorded oil sales to Genesis of $1.5 million and $23.4 million for the respective quarters ended June 30, 2005 and 2004, and $2.0 million and $42.3 million for the respective six months ended June 30, 2005 and 2004. Denbury received other miscellaneous payments from Genesis for the six months ended June 30, 2005 and 2004, including $60,000 in each period of director fees for certain executive officers of Denbury that are board members of Genesis, and $255,000 and $253,000, respectively, in pro rata dividend distributions from Genesis as part of Genesis' cash distributions to all of its public holders.

Transportation Leases

     In late 2004 and early 2005, we entered into pipeline transportation agreements with Genesis to transport in its pipelines our crude oil from Olive, Brookhaven, and McComb Fields in Southwest Mississippi to Genesis' main crude oil pipeline in order to improve our ability to market our crude oil, and to transport CO2 from our main CO2 pipeline to Brookhaven Field for our tertiary operations. As part of these arrangements, we entered into three transportation agreements. The first agreement, entered into in November 2004, was to transport

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


crude oil from Olive Field. This agreement is for 10 years and has a minimum payment of approximately $18,000 per month. In December 2004, we entered into a second transportation agreement, to transport CO2 to Brookhaven Field in Southwest Mississippi. This agreement is for an eight-year period and has minimum payments of approximately $49,000 per month. In January 2005, we entered into a third transportation agreement to transport crude oil from Brookhaven Field. This agreement is for 10 years and has a minimum payment of approximately $32,000 per month. The minimum monthly payment in each agreement will increase for any volumes transported in excess of the stated monthly volume in the contract. Genesis operates and maintains these pipelines at its own expense.

     We have accounted for these agreements as capital leases. The pipelines held under these capital leases are classified as property and equipment and are amortized using the straight-line method over the lease terms. Lease amortization is included in depreciation expense. At June 30, 2005, we had $6.7 million of capital lease obligations recorded as liabilities in our Condensed Consolidated Balance Sheet, of which $547,000 was current. At December 31, 2004, we had $4.6 million of capital lease obligations recorded as liabilities in our Condensed Consolidated Balance Sheet, of which $375,000 was current.

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

     We have recorded the net proceeds of these volumetric production payment sales as deferred revenue and will recognize such revenue as CO2 is delivered during the term of the two volumetric production payments. At June 30, 2005 and December 31, 2004, $24.5 million and $25.8 million, respectively, was recorded as deferred revenue of which $2.4 million was included in current liabilities at June 30, 2005 and December 31, 2004. We recognized deferred revenue of $0.7 million and $0.6 million during the three months ended June 30, 2005 and 2004 and $1.3 and $1.1 million for the six months ended June 30, 2005, respectively, for deliveries under the VPP and VPPII. We provide Genesis with certain processing and transportation services in connection with these agreements for a fee of approximately $0.16 per Mcf of CO2 delivered to their industrial customers, which resulted in $0.8 million and $0.7 million in revenue to Denbury for the three months ended June 30, 2005 and 2004 and $1.5 million and $1.2 million for the six months ended June 30, 2005 and 2004, respectively.

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Summarized financial information of Genesis Energy, L.P. (amounts in thousands):

                                                     Three Months Ended June 30,   Six Months Ended June 30,
                                                    ----------------------------  ----------------------------
                                                        2005            2004          2005           2004
                                                    -------------  -------------  -------------  -------------
Revenues........................................    $    257,144   $    232,107   $    513,744   $    431,019
Cost of sales...................................         252,129        227,045        503,873        421,858
Other expenses .................................           4,263          3,902          6,631          8,783
Income (loss) from discontinued operations......              (9)           (61)           273           (284)
                                                    -------------  -------------  -------------  -------------
  Net income....................................    $        743   $      1,099   $      3,513   $         94
                                                    =============  =============  =============  =============


                                                      June 30,     December 31,
                                                        2005           2004
                                                    -------------  -------------
Current assets..................................    $    100,247   $     77,396
Non-current assets..............................          80,869         65,758
                                                    -------------  -------------
  Total assets..................................    $    181,116   $    143,154
                                                    =============  =============

Current liabilities ............................    $    100,106   $     81,938
Non-current liabilities.........................          34,592         15,460
Partners' capital...............................          46,418         45,756
                                                    -------------  -------------
  Total liabilities and partners' capital......     $    181,116   $    143,154
                                                    =============  =============

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     We enter into various financial contracts to economically hedge our exposure to commodity price risk associated with anticipated future oil and natural gas production. We do not hold or issue derivative financial instruments for trading purposes. These contracts have historically consisted of price floors, collars and fixed price swaps. Historically, we have generally attempted to hedge between 50% and 75% of our anticipated production each year to provide us with a reasonably certain amount of cash flow to cover a majority of our budgeted exploration and development expenditures without incurring significant debt, although our hedging percentage may vary relative to our debt levels. For 2005 and beyond, we have hedged significantly less, primarily because of our strong financial position resulting from our lower levels of debt relative to our cash flow from operations. When we make a significant acquisition, we generally attempt to hedge a large percentage, up to 100%, of the forecasted production for the subsequent one to three years following the acquisition in order to help provide us with a minimum return on our investment. All of the mark-to-market valuations used for our financial derivatives are provided by external sources and are based on prices that are actively quoted. We manage and control market and counterparty credit risk through established internal control procedures, which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification.

     For the 2004 period, the following is a summary of the net loss on our commodity contracts that qualified for hedge accounting and is included in "Loss on effective hedge contracts" in our Condensed Consolidated Statements of
Operations:


                                                      Three Months Ended        Six Months Ended
   (In Thousands)                                        June 30, 2004           June 30, 2004
--------------------------------------------------  ---------------------    ---------------------
Settlements of hedge contracts - Oil..............  $             (9,795)    $            (20,316)
Settlements of hedge contracts - Gas..............                (4,929)                  (8,676)
                                                    ---------------------    ----------------------
   Loss on effective hedge contracts..............  $            (14,724)    $            (28,992)
                                                    =====================    ======================


                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The following is a summary of "Commodity Derivative Expense (Income)" included in our Condensed Consolidated Statements of Operations:

                                                                                Three Months              Six Months
(In Thousands)                                                                 Ended June 30,           Ended June 30,
---------------------------------------------------------------------------------------------------  ------------------------
                                                                               2005         2004         2005         2004
                                                                           -----------  -----------  -----------  -----------
Settlements of derivative contracts not designated as hedges - Oil.....    $        -   $    3,515   $        -   $    3,515
Settlements of derivative contracts not designated as hedges - Gas.....         1,776            -        2,875            -
Hedge ineffectiveness on contracts qualifying for hedge
   accounting..........................................................             -         (785)           -           33
Reclassification of accumulated other comprehensive income
   balance.............................................................         1,761        8,993        3,575        8,993
Adjustments to fair value associated with contracts no longer
  designated as hedges.................................................        (4,562)         468          346          468
Adjustment to fair value associated with contracts transferred in
  sale of offshore production..........................................             -       (1,530)           -       (1,530)
                                                                           -----------  -----------  -----------  -----------
    Commodity derivative expense (income)..............................    $   (1,025)  $   10,661   $    6,796   $   11,479
                                                                           ===========  ===========  ===========  ===========

Derivative Contracts at June 30, 2005

Crude Oil Contracts:
-------------------

                                          NYMEX Contract Prices Per Bbl
                                 -----------------------------------------------
                                                              Collar Prices       Fair Value at
                                                          ----------------------  June 30, 2005
Type of Contract and Period        Bbls/d    Floor Price    Floor      Ceiling    (In Thousands)
-------------------------------- ----------- ------------ ----------  ---------- -----------------
Floor Contracts
  July 2005 - Dec. 2005              7,500   $    27.50          -           -   $             -



Natural Gas Contracts:
---------------------

                                          NYMEX Contract Prices Per MMBtu
                                 -----------------------------------------------
                                                              Collar Prices       Fair Value at
                                                          ----------------------  June 30, 2005
Type of Contract and Period       MMBtu/d    Floor Price    Floor      Ceiling    (In Thousands)
-------------------------------- ----------- ------------ ----------  ---------- -----------------
Collar Contracts
  July 2005 - Dec. 2005             15,000            -   $    3.00   $    5.50  $        (5,212)


     At June 30, 2005, our derivative contracts were recorded at their fair value, which was a net liability of $5.2 million. The balance in accumulated other comprehensive loss of $2.5 million at June 30, 2005, represents the unamortized deficit in the fair market value of our derivative contracts as compared to the cost of our hedges, net of income taxes, associated with our derivative contracts that we de-designated from hedge accounting effective January 1, 2005. The $2.5 million in accumulated other comprehensive loss as of June 30, 2005 will expire by December 31, 2005.

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                      June 30,     December 31,
(In Thousands)                                          2005          2004
-------------------------------------------------   -------------  -------------
Accounts payable.................................  $      37,329   $     26,262
Accrued compensation.............................          3,622          5,613
Accrued exploration and development costs........         14,429          5,439
Accrued interest ................................          4,235          4,219
Asset retirement obligations - current...........          1,618          2,596
Other............................................         12,025          5,300
                                                   --------------  -------------
  Total..........................................  $      73,258   $     49,429
=================================================  ==============  =============

7. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     On December 29, 2003, we amended the indenture for our 7.5% Senior Subordinated Notes due 2013 to reflect our new holding company organizational structure. As part of this restructuring our indenture was amended so that both Denbury Resources Inc. and Denbury Onshore, LLC became co-obligors of our subordinated debt. The co-obligations are full and unconditional and are joint and several. Prior to this restructure, Denbury Resources Inc. was the sole obligor. Our subordinated debt is fully and unconditionally guaranteed jointly and severally by all of Denbury Resources Inc.'s subsidiaries other than minor subsidiaries. The results of our equity interest in Genesis is reflected through the equity method by one of our subsidiaries, Denbury Gathering & Marketing. Each subsidiary guarantor and the subsidiary co-obligor are 100% owned, directly or indirectly, by Denbury Resources Inc. The following is condensed consolidating financial information for Denbury Resources Inc., Denbury Onshore, LLC, and significant subsidiaries:

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidating Balance Sheets

                                                                                June 30, 2005
                                                    ----------------------------------------------------------------------------
                                                        Denbury         Denbury
                                                    Resources Inc.     Onshore, LLC                                  Denbury
                                                    (Parent and Co-  (Issuer and Co-  Guarantor                  Resources Inc.
                                                        Obligor)         Obligor)    Subsidiaries  Eliminations   Consolidated
Amounts in thousands                                ---------------- --------------- ------------ -------------- ---------------
ASSETS
Current assets.................................     $       216,002  $      126,640  $     2,992  $    (217,286) $      128,348
Property and equipment ........................                   -       1,004,372           61              -       1,004,433
Investment in subsidiaries (equity method).....             408,527               -      407,092       (808,763)          6,856
Other assets...................................               2,331          10,868          213         (2,544)         10,868
                                                    ---------------- --------------- ------------ -------------- ---------------
  Total assets.................................     $       626,860  $    1,141,880  $   410,358  $  (1,028,593) $    1,150,505
                                                    ================ =============== ============ ============== ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities............................     $             -  $      326,286  $     1,602  $    (217,286) $      110,602
Long-term liabilities .........................                   -         415,358          229         (2,544)        413,043
Stockholders' equity ..........................             626,860         400,236      408,527       (808,763)        626,860
                                                    ---------------- --------------- ------------ -------------- ---------------
  Total liabilities and stockholders' equity...     $       626,860  $    1,141,880  $   410,358  $  (1,028,593) $    1,150,505
                                                    ================ =============== ============ ============== ===============

                                                                               December 31, 2004
                                                    ----------------------------------------------------------------------------
                                                        Denbury         Denbury
                                                    Resources Inc.     Onshore, LLC                                  Denbury
                                                    (Parent and Co-  (Issuer and Co-  Guarantor                  Resources Inc.
                                                        Obligor)         Obligor)    Subsidiaries  Eliminations   Consolidated
Amounts in thousands                                ---------------- --------------- ------------ -------------- ---------------
ASSETS
Current assets ...............................      $             1  $      171,997  $   204,709  $    (203,861) $      172,846
Property and equipment .......................                    -         796,578          784              -         797,362
Investment in subsidiaries (equity method) ...              541,671               -      333,907       (868,787)          6,791
Other assets .................................                    -          15,707        2,271         (2,271)         15,707
                                                    ---------------- --------------- ------------ -------------- ---------------
  Total assets................................      $       541,672  $      984,282  $   541,671  $  (1,074,919) $      992,706
                                                    ================ =============== ============ ============== ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities...........................      $             -  $      286,767  $         -  $    (203,861) $       82,906
Long-term liabilities ........................                    -         370,399            -         (2,271)        368,128
Stockholders' equity..........................              541,672         327,116      541,671       (868,787)        541,672
                                                    ---------------- --------------- ------------ -------------- ---------------
  Total liabilities and stockholders' equity..      $       541,672  $      984,282  $   541,671  $  (1,074,919) $      992,706
                                                    ================ =============== ============ ============== ===============

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidating Statements of Operations


                                                                        Three Months Ended June 30, 2005
                                                    ----------------------------------------------------------------------------
                                                        Denbury         Denbury
                                                    Resources Inc.     Onshore, LLC                                  Denbury
                                                    (Parent and Co-  (Issuer and Co-  Guarantor                  Resources Inc.
                                                        Obligor)         Obligor)    Subsidiaries  Eliminations   Consolidated
Amounts in thousands                                ---------------- --------------- ------------ -------------- ---------------
Revenues....................................        $             -  $      127,983  $         -  $           -  $      127,983
Expenses....................................                     41          67,198          252              -          67,491
                                                    ---------------- --------------- ------------ -------------- ---------------
Income (loss) before the following:                             (41)         60,785         (252)             -          60,492
  Equity in net earnings of subsidiaries....                 40,697               -       40,868        (81,521)             44
                                                    ---------------- --------------- ------------ -------------- ---------------
Income before income taxes..................                 40,656          60,785       40,616        (81,521)         60,536
Income tax provision (benefit)..............                    (16)         19,961          (81)             -          19,864
                                                    ---------------- --------------- ------------ -------------- ---------------
Net income..................................        $        40,672  $       40,824  $    40,697  $     (81,521) $       40,672
                                                    ================ =============== ============ ============== ===============


                                                                        Three Months Ended June 30, 2004
                                                    ----------------------------------------------------------------------------
                                                        Denbury         Denbury
                                                    Resources Inc.     Onshore, LLC                                  Denbury
                                                    (Parent and Co-  (Issuer and Co-  Guarantor                  Resources Inc.
                                                        Obligor)         Obligor)    Subsidiaries  Eliminations   Consolidated
Amounts in thousands                                ---------------- --------------- ------------ -------------- ---------------
Revenues....................................        $             -  $       75,443  $    30,814  $           -  $      106,257
Expenses....................................                     88          59,840       17,393              -          77,321
                                                    ---------------- --------------- ------------ -------------- ---------------
Income (loss) before the following:                             (88)         15,603       13,421              -          28,936
  Equity in net earnings of subsidiaries....                 19,448               -       10,510        (29,856)            102
                                                    ---------------- --------------- ------------ -------------- ---------------
Income before income taxes..................                 19,360          15,603       23,931        (29,856)         29,038
Income tax provision (benefit)..............                    (29)          5,195        4,483              -           9,649
                                                    ---------------- --------------- ------------ -------------- ---------------
Net income..................................        $        19,389  $       10,408  $    19,448  $     (29,856) $       19,389
                                                    ================ =============== ============ ============== ===============

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidating Statements of Operations (continued)

                                                                          Six Months Ended June 30, 2005
                                                    ----------------------------------------------------------------------------
                                                        Denbury         Denbury
                                                    Resources Inc.     Onshore, LLC                                  Denbury
                                                    (Parent and Co-  (Issuer and Co-  Guarantor                  Resources Inc.
                                                        Obligor)         Obligor)    Subsidiaries  Eliminations   Consolidated
Amounts in thousands                                ---------------- --------------- ------------ -------------- ---------------
Revenues....................................        $             -  $      241,345  $         -  $           -  $      241,345
Expenses....................................                     82         136,684          479              -         137,245
                                                    ---------------- --------------- ------------ -------------- ---------------
Income (loss) before the following:                             (82)        104,661         (479)             -         104,100
  Equity in net earnings of subsidiaries....                 70,789               -       71,210       (141,668)            331
                                                    ---------------- --------------- ------------ -------------- ---------------
Income before income taxes..................                 70,707         104,661       70,731       (141,668)        104,431
Income tax provision (benefit)..............                    (32)         33,782          (58)             -          33,692
                                                    ---------------- --------------- ------------ -------------- ---------------
Net income..................................        $        70,739  $       70,879  $    70,789  $    (141,668) $       70,739
                                                    ================ =============== ============ ============== ===============



                                                                        Six Months Ended June 30, 2004
                                                    ----------------------------------------------------------------------------
                                                        Denbury         Denbury
                                                    Resources Inc.     Onshore, LLC                                  Denbury
                                                    (Parent and Co-  (Issuer and Co-  Guarantor                  Resources Inc.
                                                        Obligor)         Obligor)    Subsidiaries  Eliminations   Consolidated
Amounts in thousands                                ---------------- --------------- ------------ -------------- ---------------
Revenues....................................        $             -  $      146,527  $    57,478  $           -  $      204,005
Expenses....................................                     88         109,393       32,550              -         142,031
                                                    ---------------- --------------- ------------ -------------- ---------------
Income (loss) before the following:                             (88)         37,134       24,928              -          61,974
  Equity in net earnings of subsidiaries....                 41,752               -       25,118        (66,861)              9
                                                    ---------------- --------------- ------------ -------------- ---------------
Income before income taxes..................                 41,664          37,134       50,046        (66,861)         61,983
Income tax provision (benefit)..............                    (29)         12,025        8,294              -          20,290
                                                    ---------------- --------------- ------------ -------------- ---------------
Net income..................................        $        41,693  $       25,109  $    41,752  $     (66,861) $       41,693
                                                    ================ =============== ============ ============== ===============

                             DENBURY RESOURCES INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidating Statements of Cash Flows


                                                                        Six Months Ended June 30, 2005
                                                  ----------------------------------------------------------------------------
                                                        Denbury         Denbury
                                                    Resources Inc.     Onshore, LLC                                  Denbury
                                                    (Parent and Co-  (Issuer and Co-  Guarantor                  Resources Inc.
                                                        Obligor)         Obligor)    Subsidiaries  Eliminations   Consolidated
Amounts in thousands                                ---------------- --------------- ------------ -------------- ---------------
Cash flow from operations...................        $        (4,661) $      159,430  $       245  $           -  $      155,014
Cash flow from investing activities.........                      -        (177,138)          (6)             -        (177,144)
Cash flow from financing activities.........                  4,661           9,746            -              -          14,407
                                                    ---------------- --------------- ------------ -------------- ---------------
Net increase (decrease) in cash.............                      -          (7,962)         239              -          (7,723)
Cash, beginning of period...................                      1          32,881          157              -          33,039
                                                    ---------------- --------------- ------------ -------------- ---------------
Cash, end of period.........................        $             1  $       24,919  $       396  $           -  $       25,316
                                                    ================ =============== ============ ============== ===============


                                                                        Six Months Ended June 30, 2004
                                                  ----------------------------------------------------------------------------
                                                        Denbury         Denbury
                                                    Resources Inc.     Onshore, LLC                                  Denbury
                                                    (Parent and Co-  (Issuer and Co-  Guarantor                  Resources Inc.
                                                        Obligor)         Obligor)    Subsidiaries  Eliminations   Consolidated
Amounts in thousands                                ---------------- --------------- ------------ -------------- ---------------
Cash flow from operations...................        $        (7,013) $       87,668  $    25,550  $           -  $      106,205
Cash flow from investing activities.........                      -         (93,975)     (25,487)             -        (119,462)
Cash flow from financing activities.........                  7,013           9,996            -              -          17,009
                                                    ---------------- --------------- ------------ -------------- ---------------
Net increase in cash........................                      -           3,689           63              -           3,752
Cash, beginning of period...................                      1          24,174           13              -          24,188
                                                    ---------------- --------------- ------------ -------------- ---------------
Cash, end of period.........................        $             1  $       27,863  $        76  $           -  $       27,940
                                                    ================ =============== ============ ============== ===============

                             DENBURY RESOURCES INC.


Item 2. Management's  Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
        Results of Operations
        ---------------------

     You should read the following in conjunction with our financial statements contained herein and our Form 10-K for the year ended December 31, 2004, along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K.

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

OVERVIEW

     CONTINUED EXPANSION OF OUR TERTIARY OPERATIONS. Since we acquired our first carbon dioxide tertiary flood in Mississippi nearly six years ago, we have gradually increased our emphasis on these types of operations. We particularly like this play because of its risk profile, rate of return and lack of competition in our operating area. Generally, from East Texas to Florida, there are no known significant natural sources of carbon dioxide except our own, and these large volumes of CO2 that we own drive the play. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the sections entitled "Overview" and "CO2 Operations" contained in our 2004 Form 10-K for further information regarding these operations, their potential, and the ramifications of this change in focus.

     During the first half of 2005, we drilled one additional CO2 source well which added an estimated 130 Bcf of proved CO2 reserves and further increased our estimated daily CO2 production capability to approximately 400 MMcf/d, up from approximately 350 MMcf/d at year-end 2004. As of July 31, 2005, another CO2 source well was drilling, with plans to start a third CO2 source well before year-end.

     Oil production from our tertiary operations increased to 9,417 BOE/d in the second quarter of 2005, a 9% increase over the first quarter 2005 tertiary production level of 8,644 BOE/d and a 43% increase over the second quarter of 2004 average tertiary production level of 6,603 BOE/d. Our operations in this area, as well as others, have had minor delays for reasons detailed under "Results of Operations--CO2 Operations" below. As a result of these delays, we have reduced our targeted 2005 average rate of oil production from tertiary operations from our prior estimate of 10,000 BOE/d to a revised estimated range between 9,500 and 9,750 BOE/d. The individual tertiary oil wells are performing much as anticipated, but overall operations are a few months behind schedule.

     OPERATING RESULTS. Earnings and cash flow from operations were at record or near-record quarterly and six month levels for the first half of 2005, primarily as a result of record high commodity prices. Primarily as a result of the sale of our offshore properties early in the third quarter of 2004, our total production, when comparing the respective second quarters, decreased 17% in the 2005 period. Adjusting for the offshore sale, our total production was up 11% between the respective second quarters.

     Higher commodity prices more than offset the lower production, resulting in net income of $40.7 million during the second quarter of 2005 as compared to $19.4 million of net income during the second quarter of 2004. Included in second quarter of 2005 net income is the effect of approximately $2.8 million ($1.9 million after tax) of non-cash income related to our decision to discontinue hedge accounting in 2005 and the resultant mark-to-market adjustments and amortization of other comprehensive income (see "Market Risk Management").

     Cash payments on our commodity hedges were significantly lower in the second quarter of 2005 than in the second quarter of 2004, as most of our out-of-the-money hedges expired as of December 31, 2004. Total cash payments on hedges were approximately $1.8 million in the second quarter of 2005 as compared to $18.2 million paid during the second quarter of 2004.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Most of our expenses increased on a per BOE basis during the 2005 period due to (i) rising costs in the industry, (ii) a higher percentage of operations related to tertiary operations (which have higher operating costs per BOE), and
(iii) lower production levels in the 2005 period following our offshore property sale in July 2004. Adjusted for the properties sold in the offshore sale, workover expenses were approximately $2.0 million higher in the 2005 period, primarily related to a mechanical failure on one onshore Louisiana well. See "Results of Operations" for a more thorough discussion of our operating results and "Market Risk Management" for more information regarding our hedging positions at June 30, 2005. We are experiencing significant cost inflation in our industry, as evidenced by the cost increases in almost every aspect of our business, and if commodity prices remain high and demand for goods and services remain strong, we expect this inflationary trend to continue.

     Our operating results for the comparative first six months of 2005 and 2004 were generally consistent with the summary discussed above for the respective second quarters. Earnings and cash flow from operations increased over the prior-year-period due to the higher commodity prices and lower hedge payments, offset in part by lower production due to the offshore sale in 2004. Most expenses on a per BOE basis increased in the 2005 period for the reasons noted above.

CAPITAL RESOURCES AND LIQUIDITY

     Our current capital budget for 2005, excluding any potential acquisitions, is $350 million, which at commodity futures prices as of the end of July 2005 will be reasonably close to our anticipated cash flow from operations. The capital budget includes an estimated $50 million for a CO2 pipeline being constructed to East Mississippi, which we may refinance upon completion by entering into some type of long-term financing, effectively paying for the cost of the pipeline over time and recouping cash previously spent. We monitor our capital expenditures on a regular basis, adjusting them up or down depending on commodity prices and the resultant cash flow. Therefore, during the last few years as commodity prices have increased, we have often increased our capital budget during the year. As a result of the recent cost inflation in our industry, it is likely that we will have to either increase our capital budget before the end of 2005 or eliminate a portion of our planned projects. In addition to our capital exploration and development budget, during the first half of 2005 we also spent approximately $68.7 million on acquisitions, primarily for interests in other oil fields that may be tertiary flood candidates and additional acreage and interests in the Barnett Shale play near Fort Worth, Texas. It is likely that we will attempt to make additional acquisitions of a similar nature during the remainder of 2005, although it is not practical to forecast in what amounts.

     At June 30, 2005, we had used our remaining cash and short-term investments from the 2004 sale of our offshore properties and had borrowed $10 million on our bank credit line, primarily to fund acquisitions. We borrowed an additional $10 million on our bank line during July 2005. Based on current prices, we anticipate that our cash flow will be sufficient for the remainder of the year to fund our currently planned capital expenditures, although there could be short-term borrowings and repayments depending on the timing of such expenditures. If we are successful in making further acquisitions, these would likely be funded under our bank credit line.

     At June 30, 2005, we had outstanding $225 million (principal amount) of 7.5% subordinated notes due in 2013, approximately $6.2 million of long-term capital lease commitments, $10.0 million of bank debt, and working capital of $17.7 million. We amended our bank agreement in April 2005 to (i) reaffirm our $200 million borrowing base, and (ii) allow us to borrow up to $80 million in a bond issue from a Mississippi governmental authority, resulting in the exemption or reduction of sales and ad valorem taxes on CO2 facilities we build through May 2007 in Mississippi. This bond funding arrangement was completed in April 2005 to replace a prior two year program that expired as of May 1, 2005. Any borrowing under this bond program will be purchased by the banks in our credit facility, will become part of our outstanding borrowings under our credit line and will accrue interest and be repaid on the same basis as our bank line.

SOURCES AND USES OF CAPITAL RESOURCES

     During the first six months of 2005, we incurred $138.9 million on oil and natural gas exploration and development expenditures, $35.1 million on CO2 exploration and development expenditures (including $22.4 million on our CO2 pipeline being constructed to East Mississippi), and approximately $68.5 million

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


on property acquisitions, for total capital expenditures of approximately $242.5 million. Our exploration and development expenditures included approximately $64.9 million incurred on drilling, $11.6 million on geological, geophysical and acreage expenditures and $62.4 million incurred on facilities and recompletion costs. We funded these expenditures with $155.0 million of cash flow from operations, $10.0 million of net bank borrowings, a $9.0 million increase in our accrued capital expenditures and the balance funded with cash remaining from our 2004 offshore property sale. Adjusted cash flow from operations (a non-GAAP measure defined as cash flow from operations before changes in assets and liabilities as discussed below under "Results of Operations-Operating Results" below) was $151.4 million for the first six months of 2005, while cash flow from operations for the same period, the GAAP measure, was $155.0 million.

     During the first six months of 2004, we spent $89.8 million on oil and natural gas exploration and development expenditures, $19.7 million on CO2 exploration and development expenditures, and approximately $9.6 million on property acquisitions (virtually all CO2 related) for total capital expenditures of approximately $119.1 million. We funded these expenditures with $106.2 million of cash flow from operations and $10.0 million of net bank borrowings, with the balance funded from cash and other sources. Adjusted cash flow from operations (a non-GAAP measure defined as cash flow from operations before changes in assets and liabilities as discussed below under "Results of Operations-Operating Results") was $122.0 million for the first six months of 2004, while cash flow from operations for the same period, the GAAP measure, was $106.2 million.

OFF-BALANCE SHEET ARRANGEMENTS

Commitments and Obligations

     Our obligations that are not currently recorded on our balance sheet are our operating leases and various obligations for development and exploratory expenditures arising from purchase agreements, our capital expenditure program, or other transactions common to our industry. In addition, in order to recover our undeveloped proved reserves, we must also fund the associated future development costs as forecasted in our proved reserve reports. Further, one of our subsidiaries, the general partner of Genesis Energy, L.P., has guaranteed the bank debt of Genesis (which as of June 30, 2005, consisted of $34.4 million of debt and $9.7 million in letters of credit), and we have delivery obligations to deliver CO2 to our industrial customers. Our hedging obligations are discussed in Note 5 to the Unaudited Condensed Consolidated Financial Statements. Neither the amounts nor the terms of these commitments or contingent obligations have changed significantly from the year-end 2004 amounts reflected in our Form 10-K filed in March 2005. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2004 Form 10-K for further information regarding our commitments and obligations.

RESULTS OF OPERATIONS

CO2 Operations

     As described in the "Overview" section above, our CO2 operations are becoming an ever-increasing part of our business and operations. We believe that there are significant additional oil reserves and production that can be obtained through the use of CO2, and we have outlined certain of this potential in our annual report and other public disclosures. In addition to its long-term effect, this shift in focus impacts certain trends in our current and near-term operating results. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the section entitled "CO2 Operations" contained in our 2004 Form 10-K for further information regarding these issues.

     During the first half of 2005, we drilled and completed one additional CO2 source well that added an estimated 130 Bcf of additional CO2 reserves and as much as 50 MMcf/d of incremental production capability. During the first half of 2005, our CO2 production averaged 257 MMcf/d. We used 67% of this, or 173 MMcf/d, in our tertiary operations, and sold the balance to our industrial customers or to Genesis pursuant to our volumetric production payment. We believe that our current production capacity of CO2 is approximately 400 MMcf/d with the completion of our latest well, and expect to increase this production capability to as much as 450 to 500 MMcf/d by the end of 2005. Two more CO2 source wells (one of which is currently drilling) are planned for the remainder of 2005, which are intended to not only increase CO2 production, but also increase our CO2 reserves as well. We have completed our 3-D seismic shoot over the Jackson Dome area and are currently processing and evaluating several prospects for potential CO2 reserves.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Our oil production from our CO2 tertiary recovery activities in the second quarter of 2005 increased 9% over first quarter 2005 levels and 43% over second quarter 2004 levels, to 9,417 Bbls/d in the second quarter of 2005, with the most significant increases coming from Mallalieu and McComb Fields. Production at Mallalieu averaged 4,582 Bbls/d during the second quarter of 2005, as compared to 4,235 Bbls/d in the prior quarter and 3,172 Bbls/d during the second quarter of 2004. At McComb Field, production averaged 986 Bbls/d in the second quarter of 2005, as compared to 699 Bbls/d in the prior quarter and 121 Bbls/d in the second quarter of 2004. We expect our tertiary oil production to continue to grow during 2005, with additional increases expected at all three of our ongoing tertiary operations at Mallalieu, Little Creek and McComb Fields.
Although we have commenced CO2 injections at Brookhaven Field, we do not anticipate any significant production increases from this field during 2005. Our operations in this area, as well as others, have had minor delays. These delays are caused by various factors which include, difficulties reentering a few injection wells which has required that some wells be redrilled, delays in getting certain permits and rights-of-ways, and a general tightening of materials and equipment in the industry. As a result of these delays, we have reduced our targeted 2005 average rate of oil production from tertiary operations from our prior estimate of 10,000 BOE/d to a revised estimated range between 9,500 and 9,750 BOE/d. The individual tertiary oil wells are performing much as anticipated, but overall operations are a few months behind schedule.

     We spent approximately $0.14 per Mcf to produce our CO2 during the first half of 2005, slightly higher than the 2004 six month average of $0.11 per Mcf, principally as a result of higher commodity prices, which results in higher royalty payments. Our estimated total cost per thousand cubic feet of CO2 during the first half of 2005 was approximately $0.21, after inclusion of depreciation and amortization expense, up slightly from the 2004 average of $0.20 per Mcf. On a quarterly basis, we spent approximately $0.15 per Mcf to produce our CO2 during the second quarter of 2005, slightly higher than the 2004 second quarter average of $0.14 per Mcf, consistent with the six month trends, as a result of higher commodity prices. Our estimated total cost per thousand cubic feet of CO2 during the second quarter of 2005 was approximately $0.22, after inclusion of depreciation and amortization expense.

     For the first half of 2005, our operating costs for our tertiary properties averaged $10.58 per BOE, higher than the $9.94 per BOE average in the first half of 2004 and our 2004 annual average of $9.90 per BOE. The higher costs were a result of the higher fuel and energy costs and general cost inflation in the industry, partially offset by higher oil production levels.

Operating Results

     As summarized in the "Overview" section above and discussed in more detail below, higher commodity prices, and lower hedge payments more than offset lower production and higher cash operating expenses, resulting in near-record quarterly earnings and cash flow from operations. Included in the first half of 2005 net income is the effect of approximately $3.9 million ($2.7 million after tax) of non-cash charges related to our decision to discontinue hedge accounting in 2005 and the resultant mark-to-market adjustments and amortization of other comprehensive income.

                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
------------------------------------------------------------  -------------------------    -------------------------
Amounts in thousands, except per share amounts                   2005          2004           2005          2004
------------------------------------------------------------  -----------   -----------    -----------   -----------
  Net income                                                  $   40,672    $   19,389     $   70,739    $   41,693
  Net income per common share - basic                               0.73          0.35           1.27          0.76
  Net income per common share - diluted                             0.69          0.34           1.20          0.73

Adjusted cash flow from operations (see below)                $   81,951    $   63,054     $  151,362    $  121,974
Net change in assets and liabilities relating to operations        6,434        (9,844)         3,652       (15,769)
------------------------------------------------------------  -----------   -----------    -----------   -----------
   Cash flow from operations (1)                              $   88,385    $   53,210     $  155,014    $  106,205
------------------------------------------------------------  ===========   ===========    ===========   ===========
   (1) Net cash flow provided by operations as per the Unaudited Condensed Consolidated Statements of Cash Flows.


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

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Adjusted cash flow from operations, the non-GAAP measure, measures the cash flow earned or incurred from operating activities without regard to the collection or payment of associated receivables or payables. We believe that this is important to consider adjusted cash flow from operations separately, as we believe it can often be a better way to discuss changes in operating trends in our business caused by changes in production, prices, operating costs, and related operational factors, without regard to whether the earned or incurred item was collected or paid during that reporting period. We also use this measure because the collection of our receivables or payment of our obligations has not been a significant issue for our business, but merely a timing issue from one period to the next, with fluctuations generally caused by significant changes in commodity prices or significant changes in drilling activity.

     The net change in assets and liabilities relating to operations is also important as it does require or provide additional cash for use in our business; however, we prefer to discuss its effect separately. During the first six months of 2005 our accrued production receivables and trade accounts receivable increased as a result of higher revenue and increased spending, resulting in a $15.9 million use of cash; however, this was more than offset by the increase in our accounts payable, accrued liabilities and production payable which resulted in additional cash resources of $20.1 million. During the first six months of 2004, we spent $7.5 million (in the second quarter) to acquire 7,500 Bbls/d of oil puts or floors for 2005 and to retire 20 MMcf/d of natural gas hedges for the balance of 2004, and funded a $10.8 million increase in accrued production receivables as a result of the higher commodity prices during the second quarter of 2004, partially offset by changes in other assets and liabilities.

     Certain of our operating results and statistics for the comparative second quarters and first six months of 2005 and 2004 are included in the following table.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                  Three Months Ended             Six Months Ended
                                                                        June 30,                     June 30,
----------------------------------------------------------    ----------------------------  ----------------------------
                                                                  2005            2004          2005           2004
----------------------------------------------------------    -------------  -------------  -------------  -------------
Average daily production volumes
   Bbls/d                                                           20,623         18,730        20,444         19,067
   Mcf/d                                                            59,080        107,230        57,929        105,344
   BOE/d (1)                                                        30,469         36,602        30,099         36,624

Operating revenues (Thousands)
   Oil sales                                                  $     89,169   $     58,529   $   168,351    $   113,054
   Natural gas sales                                                36,603         60,542        68,437        116,253
                                                              -------------  -------------  -------------  -------------
     Total oil and natural gas sales                          $    125,772   $    119,071   $   236,788    $   229,307
                                                              =============  =============  =============  =============
Hedge Contracts (2) (Thousands)
   Cash income (expense) on hedge contracts                   $     (1,776)  $    (18,239)  $    (2,875)   $   (32,507)
   Non-cash hedge income (expense)                                   2,801         (7,146)       (3,921)        (7,964)
                                                              -------------  -------------  -------------  -------------
     Total income (expense) from hedge contracts              $      1,025   $    (25,385)  $    (6,796)   $   (40,471)
                                                              =============  =============  =============  =============
Operating expenses (Thousands)
   Lease operating expenses                                   $     26,757   $     24,530   $    49,719    $    47,058
   Production taxes and marketing expenses                           6,582          4,514        12,708          8,581
                                                              -------------  -------------  -------------  -------------
     Total production expenses                                $     33,339   $     29,044   $    62,427    $    55,639
                                                              =============  =============  =============  =============

   CO2 sales and transportation fees (3)                      $      1,517   $      1,580   $     3,247    $     2,941
   CO2 operating expenses                                              445            209           791            353
                                                              -------------  -------------  -------------  -------------
     CO2 operating margin                                     $      1,072   $      1,371   $     2,456    $     2,588
                                                              =============  =============  =============  =============
Unit prices - including impact of hedges
   Oil price per Bbl                                          $      47.51   $      26.56   $     45.50    $     25.72
   Gas price per Mcf                                                  6.48           5.69          6.25           5.61

Unit prices - excluding impact of hedges (2)
   Oil price per Bbl                                          $      47.51   $      34.34   $     45.50    $     32.58
   Gas price per Mcf                                                  6.81           6.20          6.53           6.06

Oil and gas operating revenues and expenses per BOE (1):
   Oil and natural gas revenues                               $      45.36   $      35.75   $     43.46    $     34.40
                                                              =============  =============  =============  =============

   Oil and gas lease operating expenses                       $       9.65   $       7.36   $      9.12    $      7.06
   Oil and gas production taxes and marketing expense                 2.37           1.36          2.33           1.29
                                                              -------------  -------------  -------------  -------------
     Total oil and gas production expenses                    $      12.02   $       8.72   $     11.45    $      8.35
==========================================================    =============  =============  =============  =============
(1)  Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas ("BOE").

(2)  See also "Market Risk  Management"  below for  information  concerning  the  Company's  hedging  transactions.
     Effective  January 1, 2005, we elected to discontinue  hedge accounting for our oil and natural gas derivative contracts, see Note 5 to the Condensed Consolidated Financial Statements.

(3)  Includes  deferred revenue of $0.7 million and $0.6 million for the three months ended June 30, 2005 and 2004, respectively,  and $1.3 and $1.1  million  for the six  months  ended  June 30,  2005 and 2004,  respectively, associated with a volumetric production payment with Genesis.  Includes  transportation income from Genesis of
     $0.8  million and $0.7  million for the twelve  months  ended June 30, 2005 and 2004,  respectively,  and $1.5 million and $1.2 million for the six months ended June 30, 2005 and 2004, respectively.


                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PRODUCTION: Production by area for each of the quarters of 2004 and the first and second quarters of 2005 is listed in the following table.

                                                                Average Daily Production (BOE/d)
                                             --------------------------------------------------------------------
                                               First     Second       Third      Fourth       First     Second
                                              Quarter    Quarter     Quarter     Quarter     Quarter    Quarter
Operating Area                                 2004       2004        2004        2004        2005       2005
-----------------------------------------    ---------- ----------- ----------- ----------- ---------- ----------
Mississippi - non-CO2 floods                    12,754      13,048      12,969      13,564     13,057     12,788
Mississippi - CO2 floods                         6,318       6,603       6,967       7,242      8,644      9,417
Onshore Louisiana                                8,825       7,492       7,033       7,182      6,710      5,791
Barnett Shale                                      229         345         803         963      1,313      2,052
Other (1)                                            -           -           -           -          -        421
                                             ---------- ----------- ----------- ----------- ---------- ----------
Total production excluding offshore             28,126      27,488      27,772      28,951     29,724     30,469
Offshore Gulf of Mexico - sold July 2004         8,521       9,114       1,885          26          -          -
                                             ---------- ----------- ----------- ----------- ---------- ----------
     Total Company                              36,647      36,602      29,657      28,977     29,724     30,469
                                             ========== =========== =========== =========== ========== ==========
__________________________________________
(1)  Primarily represents production from an offshore property retained from the sale in July 2004.

     As a result of the sale of our offshore properties in July 2004, overall production on a BOE/d basis decreased 17% between the second quarters of 2005 and 2004, and 18% between the comparative first six months of 2005 and 2004.
Adjusting for the offshore sale, overall production increased 11% and 9%, respectively, on a BOE/d basis, between the comparative second quarters and first six months of 2005 and 2004, anchored by the increased production from our tertiary operations and Barnett Shale play, offset in part by declines in our onshore Louisiana natural gas production.

     As more fully discussed in "CO2 Operations" above, oil production from our tertiary operations continued to increase in the second quarter of 2005, averaging 9,417 Bbls/d, representing 46% of our second quarter corporate oil production and 31% of our total corporate production on a BOE basis. Production in the Mississippi non- CO2 floods decreased slightly but overall has remained relatively stable over the last six quarters. Although most of the production in this area is on a gradual decline, the natural gas drilling in the Selma Chalk formation at Heidelberg Field has generally offset these declines. Natural gas production at Heidelberg averaged 15.6 MMcf/d in the second quarter of 2005, up from 14.8 MMcf/d in the second quarter of 2004.

     Our onshore Louisiana production has generally declined over the last year or two, partially offset by incremental production from occasional new wells, with the most significant decreases at Thornwell and Lirette Fields. Production at Thornwell declined to 649 BOE/d in the second quarter of 2005, as compared to 1,403 BOE/d in the second quarter of 2004. Production at Lirette declined to 1,451 BOE/d in the second quarter of 2005 from 2,593 BOE/d in the second quarter of 2004. Both of these fields have natural gas wells that are relatively short-lived in nature and are expected to continue to decline in production. Partially offsetting these declines was incremental production from new wells in this area resulting from drilling in late 2004 and 2005, primarily in the South Chauvin Field area.

     Natural gas production in the Barnett Shale has increased as a result of increased activity in 2004 and early 2005 and the acquisition of additional interests during the second quarter of 2005, increasing production from 345 BOE/d (2.1 MMcf/d) in the second quarter of 2004 to 2,052 BOE/d (12.3 MMcf/d) in the second quarter of 2005. Approximately 1.5 MMcf/d of this increase is related to the acquisition of additional interests in the second quarter of 2005. Natural gas production in this area is expected to further increase throughout 2005 as we expect to drill twenty to twenty-five wells in this area during 2005. We currently have three rigs running in this area, and by the end of 2005 we expect to add one more.

     Our production for the second quarter of 2005 was weighted toward oil (68%), essentially the same oil to natural gas ratio that we have had since the sale of our offshore properties in July 2004. Because of our emphasis on our tertiary operations, we expect that our production will continue to be weighted toward oil in the foreseeable future.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     OIL AND NATURAL GAS REVENUES: Oil and natural gas revenues for the second quarter of 2005 increased $6.7 million, or 6%, from revenues in the comparable quarter of 2004, primarily as a result of higher commodity prices, offset in part by lower production primarily due to the sale of offshore properties in July 2004. When comparing the respective six month periods, revenues increased $7.5 million, or 3%, for the same reasons. Cash payments on our hedges were $1.8 million in the second quarter of 2005 and $2.9 million for the first six months of 2005, down from $18.2 million paid in the second quarter of 2004 and $32.5 million during the first six months of 2004. See "Market Risk Management" for additional information regarding our hedging activities.

     When comparing the second quarters of 2005 and 2004, the 17% decrease in production caused oil and natural gas revenues to decrease by $20.0 million, or 20%. This decrease was more than offset by the increase in commodity prices, which caused oil and natural gas revenues to increase by $26.7 million, or 26%. For the comparative first six months of 2005 and 2004, the 18% decrease in production caused oil and natural gas revenues to decrease by $41.9 million, or 21%; however, the increase in commodity prices caused oil and natural gas revenues to increase by $49.4 million, or 25%. Although both oil and natural gas prices were higher in the current year periods than in the 2004 periods, oil prices increased significantly more than natural gas prices. Our realized oil prices (excluding hedges) increased by 38% between the second quarters of 2005 and 2004 and by 40% between the comparable six month periods, while our realized natural gas prices (excluding hedges) increased by 10% between the second quarters of 2005 and 2004 and by 8% between the comparable six month periods. On a combined BOE basis, commodity prices were 27% higher for the comparative second quarters and 26% higher for the comparative first six months of 2005 and 2004.

     Our net realized oil prices (excluding hedges) relative to NYMEX prices were lower in the second quarter and first six months of 2005 than in the comparable 2004 periods as the NYMEX differential deteriorated significantly during the latter half of 2004, and remained high during the first part of 2005, particularly for the heavy, sour crude (which predominately applies to our Eastern Mississippi production). Our average oil NYMEX differential for the second quarter of 2005 was approximately $5.72 per Bbl, which is an improvement over the $6.54 per Bbl NYMEX differential in the first quarter of 2005, but significantly less than the $3.93 per Bbl differential in the second quarter of 2004 and an average of $3.60 per Bbl during 2003. While these differentials did narrow somewhat during the second quarter of 2005 as compared to the prior two quarters, it is not possible to predict whether this trend will continue. If market conditions for the heavy, sour crude remain consistent, we would expect to gradually improve the overall NYMEX discount as the amount of light sweet oil production from our tertiary operations is expected to increase, improving the overall quality of our product mix. However, as evident in 2004, the oil market can change substantially. Our natural gas differentials have not changed as significantly, as generally we get near NYMEX prices. However, with the anticipated incremental production from the Barnett Shale area, which has sold for about $1.00 less than NYMEX prices during the last two quarters, we expect that our overall natural gas NYMEX differential will likely increase.

     PRODUCTION EXPENSES: Our operating expenses increased on both a per BOE basis and in total dollars, primarily due to our emphasis on tertiary operations discussed above. Operating expenses on our tertiary operations increased from $11.7 million in the first half of 2004 to $17.3 million in the comparable period of 2005 as a result of increased activity at Mallalieu, McComb and Brookhaven Fields. However, with the 39% higher production from these tertiary operations, the increase in operating expenses for our tertiary operations on a per BOE basis on a percentage basis was significantly less, increasing from $9.94 per BOE in the first half of 2004 to $10.58 per BOE in the first half of 2005 (6%). Workover expenses were also higher in the second quarter of 2005 than in the comparable period of 2004. Adjusted for the properties sold in the offshore sale, the workover expenses were approximately $2.0 million higher in the 2005 period, primarily related to a mechanical failure on one onshore Louisiana well. The balance of cost increases is generally attributable to higher energy costs to operate the properties and general cost inflation in our industry. In general, adjusting for the workover expenses noted above, we expect our operating costs per BOE to increase throughout 2005 as the operating costs of our tertiary operations are higher than for our other operations and these tertiary operations are becoming more and more significant, combined with significant cost inflation in our industry.

     Production taxes and marketing expenses generally change in proportion to commodity prices and therefore were higher in the second quarter and first six months of 2005 than in the comparable 2004 periods. The July 2004 sale of our offshore properties also contributed to an increase in 2005 production taxes and marketing expenses on a per BOE basis as most of our offshore properties were not subject to severance taxes. We recognized $2.0 of transportation expenses

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


paid to Genesis during the first six months of 2005 as a result of a change in the way we market a portion of our crude oil that commenced in September 2004. As of September 1, 2004, we ceased selling at the wellhead most of our cruide oil historically sold to Genesis, choosing rather to use Genesis to transport our crude to market where we sell our own crude directly to refineries. Overall, this has increased our aggregate net proceeds on our crude oil sales, and increased our per unit price per barrel; however, the higher sales proceeds were partially offset by the incremental transportation charges.

General and Administrative Expenses

     General and administrative ("G&A") expenses increased 43% between the respective second quarters and 40% between the respective first six months, as set forth below:

                                                   Three Months Ended             Six Months Ended
                                                         June 30,                     June 30,
--------------------------------------------   ----------------------------  ----------------------------
                                                   2005            2004          2005           2004
--------------------------------------------   -------------  -------------  -------------  -------------
Net G&A expense (thousands)
   Gross G&A expenses                          $     14,747   $     11,773   $     29,125   $     24,453
   State franchise taxes                                309            242            618            488
   Operator overhead charges                         (7,868)        (6,714)       (14,854)       (13,494)
   Capitalized exploration costs                     (1,196)        (1,123)        (2,402)        (2,521)
                                               -------------  -------------  -------------  -------------
     Net G&A expense                           $      5,992   $      4,178   $     12,487   $      8,926
                                               =============  =============  =============  =============
Average G&A cost per BOE                       $       2.16   $       1.25   $       2.29   $       1.34
Employees as of June 30                                 417            395            417            395
---------------------------------------------------------------------------------------------------------

     Gross G&A expenses increased $3.0 million, or 25%, between the respective second quarters and $4.7 million or 19% between the respective first six months. These increases are generally attributable to higher compensation costs due to additional employees, wage increases and $1.0 million of non-cash compensation expense for the second quarter and $2.1 million for the first six months of 2005 for the amortization of deferred compensation associated with the issuance of restricted stock to officers and directors in 2004. In addition, we incurred higher professional service and consultant fees primarily related to Sarbanes-Oxley compliance and audit work for year-end 2004, and for documentation and testing of our new software system that we began using in January 2005, as well as increased maintenance costs as a result of the change to the new software system. These 2005 increases were offset by approximately $475,000 and $975,000 of employee severance payments paid only in 2004 related to the sale of our offshore properties in July 2004 that we expensed in the second quarter and first six months of 2004, respectively.

     The increase in gross G&A was offset by an increase in operator overhead recovery charges in the second quarter and first six months of 2005. Our well operating agreements allow us, when we are the operator, to charge a well with a specified overhead rate during the drilling phase and also to charge a monthly fixed overhead rate for each producing well. As a result of our incremental drilling and development activity during the second quarter and first six months of 2005, partially offset by the sale of our offshore properties, the amount we recovered as operator overhead charges increased by 17% between the second quarters of 2004 and 2005 and increased by 10% between the first six months of 2004 and 2005. Capitalized exploration costs decreased slightly between the comparable periods in 2004 and 2005 as a result of the 2004 termination of a portion of our offshore exploration staff.

     The net effect was a 43% increase in net G&A expense between the respective second quarters and a 40% increase between the first six months of 2005 and 2004. On a per BOE basis, G&A costs increased 73% in the second quarter of 2005 as compared to the second quarter of 2004, and increased 71% for the comparative first six months of 2005 and 2004, both higher percentage increases than the increase in gross costs, which resulted from lower production caused by the July 2004 sale of our offshore properties. Since virtually all of the cost of our personnel that worked directly on the offshore properties sold in 2004 was charged to either operations or capitalized, the sale of the offshore properties had minimal impact on net G&A.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest and Financing Expenses

                                                   Three Months Ended             Six Months Ended
                                                         June 30,                     June 30,
--------------------------------------------   ----------------------------  ----------------------------
Amounts in thousands, except per BOE amounts       2005            2004          2005           2004
--------------------------------------------   -------------  -------------  -------------  -------------
Cash interest expense                          $      4,504   $      4,841   $      9,037   $      9,695
Non-cash interest expense                               204            227            409            454
Less:  Capitalized interest                            (373)             -           (635)             -
                                               -------------  -------------  -------------  -------------
   Interest expense                            $      4,335   $      5,068   $      8,811   $     10,149
                                               =============  =============  =============  =============
Interest and other income                      $        694   $        330   $      1,310   $        749
                                               =============  =============  =============  =============
Average net cash interest expense per BOE (1)  $       1.24   $       1.35   $       1.30   $       1.34
Average interest rate (2)                              7.6%           6.3%           7.6%           6.3%
Average debt outstanding                       $    237,113   $    309,286   $    239,153   $    307,703
============================================   =============  =============  =============  =============
(1)  Cash interest expense less capitalized interest less interest and other income on BOE basis.

(2)  Includes commitment fees but excludes amortization of discount and debt issue costs.


     Interest expense for the second quarter and first six months of 2005 decreased from levels in the comparable periods of 2004 primarily due to lower average debt in 2005 as a result of our offshore properties in July 2004, the proceeds from which were used to retire our bank debt. Interest and other income for the second quarter and first six months of 2005 increased from the comparable 2004 periods due to higher cash and investment balances, also related to the sale of our offshore properties.


Depletion, Depreciation and Amortization

                                                   Three Months Ended             Six Months Ended
                                                         June 30,                     June 30,
--------------------------------------------   ----------------------------  ----------------------------
Amounts in thousands, except per BOE amounts       2005            2004          2005           2004
--------------------------------------------   -------------  -------------  -------------  -------------
Depletion and depreciation                     $     22,126   $     25,694   $     41,536   $     50,698
Depletion and depreciation of CO2 assets              1,168          1,240          2,374          2,378
Accretion of asset retirement obligations               522            774            843          1,541
Depreciation of other fixed assets                      589            453          1,180            868
                                               -------------  -------------  -------------  -------------
     Total DD&A                                $     24,405   $     28,161   $     45,933   $     55,485
                                               =============  =============  =============  =============
DD&A per BOE:
  Oil and natural gas properties               $       8.17   $       7.95   $       7.78   $       7.83
  CO2 assets and other fixed assets                    0.63           0.51           0.65           0.49
                                               -------------  -------------  -------------  -------------
      Total DD&A cost per BOE                  $       8.80   $       8.46   $       8.43   $       8.32
============================================   =============  =============  =============  =============

     In total, our depletion, depreciation and amortization ("DD&A") rate on a per BOE basis increased 4% between the respective second quarters, primarily due to rising costs and increases in capital spending in the first half of 2005. During the first half of 2005, we spent approximately $68.5 million on acquisitions, of which approximately $45.6 million was included in our full cost pool with the balance becoming part of our unevaluated costs. Due to high commodity prices, the acquisition cost per BOE was around $12.00 per BOE, contributing to the higher DD&A rate. In addition, certain of our future development cost estimates have increased to reflect the rising costs in the industry, contributing to the increase in our DD&A rate over the first quarter 2005 rate of $8.05. We did not book any incremental oil reserves related to our tertiary operations during the first six months of 2005. Since we adjust our DD&A rate each quarter based on any changes in our estimates of oil and natural gas reserves and costs, our DD&A rate could significantly change in the future.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Income Taxes

                                                                   Three Months Ended             Six Months Ended
                                                                         June 30,                     June 30,
----------------------------------------------------------     ----------------------------  ----------------------------
Amounts in thousands, except per BOE amounts and tax rates         2005            2004          2005           2004
----------------------------------------------------------     -------------  -------------  -------------  -------------
Income tax provision
  Current income tax expense                                   $      4,354   $        977   $      9,636   $      3,096
  Deferred income tax expense                                        15,510          8,672         24,056         17,194
                                                               -------------  -------------  -------------  -------------
    Total income tax expense                                   $     19,864   $      9,649   $     33,692   $     20,290
                                                               =============  =============  =============  =============
Average income tax expense per BOE                             $       7.16   $       2.90   $       6.18   $       3.04
Effective tax rate                                                    32.8%          33.2%          32.3%          32.7%
==========================================================     =============  =============  =============  =============

     Our income tax provision for the second quarter and first six months of 2005 was based on an estimated statutory tax rate of 39%, and for the comparable 2004 periods was based on an estimated statutory tax rate of 38%. Our net effective tax rate was lower than our estimated statutory rates due primarily to our receipt of enhanced oil recovery tax credits related to our tertiary operations and to a lesser degree to a new manufacturing deduction that became allowable in 2005 for oil and gas producing activities covered by the American Jobs Creation Act of 2004. Our current income tax expense represents anticipated alternative minimum cash taxes. As of December 31, 2004, we had utilized all of our federal tax net operating loss carryforwards, but had an estimated $27.8 million of enhanced oil recovery ("EOR") credits to carryforward. We expect to generate additional net EOR credits during 2005, although if oil prices remain at current levels or increase further, we may not be able to generate additional credits in future years as these EOR credits phase out if oil prices are above a certain threshold.

Per BOE Data

     The following table summarizes our cash flow, DD&A and results of operations on a per BOE basis for the comparative periods. Each of the individual components are discussed above.

                                                                   Three Months Ended             Six Months Ended
                                                                         June 30,                     June 30,
------------------------------------------------------------   ----------------------------  ----------------------------
Per BOE data                                                       2005            2004          2005           2004
------------------------------------------------------------   -------------  -------------  -------------  -------------
Revenues                                                       $      45.36   $      35.75   $      43.46   $      34.40
Loss on settlements of derivative contracts                           (0.64)         (5.48)         (0.53)         (4.88)
Lease operating expenses                                              (9.65)         (7.36)         (9.12)         (7.06)
Production taxes and marketing expenses                               (2.37)         (1.36)         (2.33)         (1.29)
------------------------------------------------------------   -------------  -------------  -------------  -------------
   Production netback                                                 32.70          21.55          31.48          21.17
CO2 operating margin                                                   0.39           0.41           0.45           0.39
General and administrative expenses                                   (2.16)         (1.25)         (2.29)         (1.34)
Net cash interest expense                                             (1.24)         (1.35)         (1.30)         (1.34)
Current income taxes and other                                        (0.13)         (0.42)         (0.56)         (0.58)
Changes in assets and liabilities relating to operations               2.32          (2.96)          0.67          (2.37)
------------------------------------------------------------   -------------  -------------  -------------  -------------
   Cash flow from operations                                          31.88          15.98          28.45          15.93
DD&A                                                                  (8.80)         (8.46)         (8.43)         (8.32)
Deferred income taxes                                                 (5.59)         (2.60)         (4.42)         (2.58)
Non-cash hedging adjustments                                           1.01          (2.15)         (0.72)         (1.19)
Changes in assets and liabilities and other non-cash items            (3.83)          3.05          (1.90)          2.42
------------------------------------------------------------   -------------  -------------  -------------  -------------
   Net income                                                  $      14.67   $       5.82   $      12.98   $       6.26
============================================================   =============  =============  =============  =============

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


                                                    Expected Maturity Dates
-----------------------------------    -----------------------------------------------------  -------------  -----------
                                         2005-                                                  Carrying         Fair
Amounts in thousands                     2006       2007       2008       2009      After        Value          Value
----------------------------------    ---------- ---------- ---------- ---------- ----------  -------------  -----------
Variable rate debt:
  Bank debt.......................    $      -   $      -   $      -   $  10,000  $      -    $     10,000   $   10,000
    The weighted-average interest rate on the bank debt at June 30, 2005 is 4.4%

Fixed rate debt:
  7.5% subordinated debt,
    net of discount, due 2013.....    $      -   $      -   $      -   $       -  $225,000    $    223,494   $  227,003
      The interest rate on the subordinated debt is a fixed rate of 7.5%


     We enter into various financial contracts to hedge our exposure to commodity price risk associated with anticipated future oil and natural gas production. We do not hold or issue derivative financial instruments for trading purposes. These contracts have historically consisted of price floors, collars and fixed price swaps. Historically, we have generally attempted to hedge between 50% and 75% of our anticipated production each year to provide us with a reasonably certain amount of cash flow to cover most of our budgeted exploration and development expenditures without incurring significant debt, although our hedging percentage may vary relative to our debt levels. For 2005 and beyond, we have hedged significantly less, primarily because of our strong financial position resulted from our lower levels of debt relative to our cash flow from operations. When we make a significant acquisition, we generally attempt to hedge a large percentage, up to 100%, of the forecasted proved production for the subsequent one to three years following the acquisition in order to help provide us with a minimum return on our investment. For 2005, all of our oil hedges are puts or price floors, allowing us to retain any price upside, while still providing protection in the event of lower prices at a fixed and determinable price (i.e. the cost of the put). We anticipate using more price floors in the future. All of the mark-to-market valuations used for our financial derivatives are provided by external sources and are based on prices that are actively quoted. We manage and control market and counterparty credit risk through established internal control procedures that are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification. For a full description of our hedging position at June 30, 2005, see Note 5 to the Condensed Consolidated Financial Statements.

     Effective January 1, 2005, we elected to de-designate our existing derivative contracts from hedge accounting treatment and to account for them as speculative contracts going forward. This means that any changes in the fair value of these derivative contracts will be charged to earnings on a quarterly basis instead of charging the effective portion to other comprehensive income and the ineffective portion to earnings. This also means that any balance remaining in other comprehensive income as of December 31, 2004 will be amortized over the remaining life of the contracts. During the second quarter of 2005, we recognized total income relating to our hedge contracts of $1.0 million, consisting of $1.8 of cash payments, $4.6 million of income relating to a mark-to-market non-cash adjustment, and $1.8 million of expense relating to the amortization of other comprehensive income related to deferred hedge mark-to-market value losses that existed as of December 31, 2004 which are being amortized as the contracts expire during 2005. For the first six months of 2005, we recognized total expense relating to our hedge contracts of $6.8 million, consisting of $2.9 million of cash payments, $346,000 of expense relating to a mark-to-market non-cash adjustment and $3.6 million of expense relating to the amortization of other comprehensive income related to deferred hedge mark-to-market value losses that existed as of December 31, 2004 which are being amortized as the contracts expire during 2005. Information regarding our current hedging positions and historical hedging results is included in Note 5 to the Condensed Consolidated Financial Statements.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     At June 30, 2005, our derivative contracts were recorded at their fair value, which was a net liability of approximately $5.2 million, an increase from the $4.9 million fair value liability recorded as of December 31, 2004. This change is the result of a decrease in the fair market value of our remaining hedges (i.e. an increased obligation amount) due to an increase in oil and natural gas commodity prices between December 31, 2004 and June 30, 2005, partially offset by the expiration of approximately one-half of our remaining hedge contracts between January 1, 2005 and June 30, 2005.

     Based on NYMEX crude oil futures prices at June 30, 2005, oil prices were considerably higher than the floor price of $27.50 per barrel, so we would not expect to receive any funds even if oil prices were to drop 10%. Since the oil hedges are puts or price floors, we do not have to make any payments on the hedges regardless of how high oil prices go. Based on NYMEX natural gas futures prices at June 30, 2005, we would expect to make future cash payments of $5.2 million on our natural gas commodity hedges. If natural gas futures prices were to decline by 10%, the amount we would expect to pay under our natural gas commodity hedges would decrease to $3.2 million, and if futures prices were to increase by 10% we would expect to pay $7.2 million.

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

     As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. As such, we generally do not recognize compensation expense associated with employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method could have a significant impact on Denbury's future results of operations, although it will have no impact on our overall financial position. Had the Company adopted SFAS No. 123(R) in prior periods, we estimate that the impact would have approximated the impact of SFAS No. 123 as described in the pro forma net income and earnings per share disclosures shown in Note 1 to our Condensed Consolidated Financial Statements. The adoption of SFAS No. 123(R) will have no effect on the accounting for the Company's unvested outstanding restricted stock awards. We currently plan to adopt the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective approach. Although we have not completed evaluating the impact the adoption of SFAS No. 123(R) will have on our future results of operations, we currently estimate the impact on an annual basis will be similar to that in our pro forma disclosures for SFAS No. 123.

                             DENBURY RESOURCES INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     SFAS No. 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may serve to reduce Denbury's future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future. While we cannot estimate what those amounts will be in the future (because they depend, among other things, upon when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was approximately $5.4 million for the six months ended June 30, 2005.


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

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

     We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures are effective in ensuring that material information required to be disclosed in this quarterly report is accumulated and communicated to them and our management to allow timely decisions regarding required disclosure.

     In January 2005, we began processing our transactions on a newly implemented accounting software system. We changed systems in order (i) to integrate and automate more of our functions, which will also allow us to have more information in one integrated database, (ii) to provide operating efficiencies, (iii) to enable us to close our books in a more timely manner without sacrificing quality, (iv) to review and improve our processes and (v) improve the internal control surrounding our computer systems. As a result of moving to a new system in January 2005, certain control procedures are still being changed, documented, and evaluated in order to conform to our new system. While we believe that our new accounting system will ultimately strengthen our internal control system, there are inherent weaknesses in implementing any new system and we are still testing these control changes in order to enable us to provide certification as of year-end of the effectiveness in all material respects of our internal controls over financial reporting that are affected by this new software system. While we have not found any reason to believe that our internal controls over financial reporting are not effective in all material respects, we are continuing to evaluate the impact and effect of a new accounting system on our internal controls and procedures and it is possible that we may find weaknesses in the future.

     During the second quarter of 2005, information was reported on our whistleblower hotline regarding misconduct by oilfield vendors and certain employees, including alleged improper billings and payments by certain vendors to employees, misuse of Company property and operational information, and the failure by employees to report transactions entered into with the Company. At the direction of the audit committee of our board of directors, and in conjunction with outside counsel retained by the Audit Committee, an investigation was undertaken to (1) gain an understanding of both the facts and circumstances surrounding these matters, (2) review our management practices and internal controls as they relate to these areas, (3) ascertain whether, in fact, there were violations of the Company's Code of Conduct and Ethics, (4) make recommendations as to necessary improvements in such practices and controls, and
(5) recommend other corrective actions, as deemed appropriate. As a result of this ongoing investigation, to date we have dismissed one employee, taken disciplinary action against another employee, and terminated all future business with vendors identified to date as making improper billings and payments. The estimated amount of improper vendor billings and payments discovered to date is inconsequential to our previously issued financial statements and to the financial statements contained in this report on Form 10-Q. We are currently pursuing financial recovery of improper vendor billings. We further believe that the ultimate resolution of these matters will not materially adversely affect our financial condition, results of operations or business. We believe that our whistleblower hotline was effective in alerting us to improper vendor and employee conduct and allowing us to remedy the matter.

     Controls and policies in place to prevent these occurrences were overridden by employee misconduct in the vendor approval and payment process and in adherence to the Company's Code of Conduct and Ethics. As a result of our investigation, we plan to implement certain improvements to strengthen our management practices and policies and internal controls, as set forth below:

1. Heighten authorization and documentation requirements for purchasing, including plans to implement a centralized purchasing function;

2. Contact our vendors to inform them of the changes in our procurement practices and pursue their cooperation and assistance in complying with and assisting us in enforcing our new policies;

                             DENBURY RESOURCES INC.

3. Increase our internal audit reviews in the area of purchasing, bidding, and invoice approval; and

4. Review, refine and emphasize our Code of Conduct and Ethics and purchasing policies and procedures with employees and vendors.


                           Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     Information with respect to this item has been incorporated by reference from our Form 10-K for the year ended December 31, 2004. There have been no material developments in such legal proceedings since the filing of such Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

                                        ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------------------------------------------------------------
                                                              (c) Total Number of     (d) Maximum Number
                                 (a) Total                     Shares Purchased       of Shares that May
                                  Number of    (b) Average    as Part of Publicly      Yet Be Purchased
                                   Shares       Price Paid    Announced Plans or     Under the Plan Or
            Period                Purchased      per Share         Programs              Programs
-------------------------------  -----------   ------------  --------------------  -----------------------
January 1 through 31, 2005          15,000     $   25.36              15,000                  85,000

February 1 through 28, 2005         25,000     $   33.29              25,000                  60,000

March 1 through 31, 2005            10,000     $   33.51              10,000                  50,000

April 1 through 30, 2005            35,000     $   33.51              35,000                  15,000

May 1 through 31, 2005              15,000     $   29.58              15,000                       -

June 1 through 30, 2005                  -             -                   -                       -
-------------------------------  -----------   ------------  --------------------  -----------------------
Total                              100,000     $   31.64             100,000                       -


     In August 2003, we adopted a stock repurchase plan (the "Plan") to purchase shares of our common stock on the NYSE in order for such repurchased shares to be reissued to our employees who participate in Denbury's Employee Stock Purchase Plan. The Plan originally provided for purchases through an independent broker of 50,000 shares of Denbury's common stock per fiscal quarter for a period of approximately twelve months, or a total of 200,000 shares, beginning August 13, 2003 and ending on July 31, 2004. The Board of Directors renewed the Plan through June 2005 at the same 50,000 shares per quarter rate and 100,000 shares were purchased in the first half of 2005. We currently do not plan to renew the Plan until we have used a significant portion of our treasury shares. Purchases were made at prices and times determined at the discretion of the independent broker, provided however that no purchases were made during the last ten business days of a fiscal quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Denbury's Annual Meeting of Stockholders was held on May 11, 2005 for the purposes of: (1) electing seven Directors, each to serve until their successor is elected and qualified, and (2) to extend the term of our employee stock purchase plan. At the record date, March 31, 2005, 56,848,733 shares of common stock were outstanding and entitled to one vote per share upon all matters submitted at the meeting. Holders of 53,776,662 shares of common stock, representing approximately 95% of the total issued and outstanding shares of common stock, were present in person or by proxy at the meeting to cast their vote.

                             DENBURY RESOURCES INC.


     With respect to the election of directors, all seven director nominees were re-elected. All of the directors are elected on an annual basis. The votes were cast as follows:


Nominees for Directors           For         Withheld
--------------------------   -------------   -----------
Ronald G. Greene               52,072,771     1,703,891
--------------------------   -------------   -----------
David I. Heather               52,756,105     1,020,557
--------------------------   -------------   -----------
Greg McMichael                 52,391,513     1,385,149
--------------------------   -------------   -----------
Gareth Roberts                 53,724,158        52,504
--------------------------   -------------   -----------
Randy Stein                    53,070,765       705,897
--------------------------   -------------   -----------
Wieland F. Wettstein           50,883,455     2,893,207
--------------------------   -------------   -----------
Donald D. Wolf                 52,391,538     1,385,124
--------------------------   -------------   -----------


     The extension of the employee stock purchase plan by five years, from August 2005 to August 2010 was also approved. The votes were cast as follows:

    For          Against       Abstentions       Broker Non-Votes
------------   ------------   -------------    --------------------
 30,689,056     18,057,371        6,687             5,023,548


ITEM 5. OTHER INFORMATION
-------------------------

     None.

ITEM 6. EXHIBITS
-----------------

     EXHIBITS:

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


                                     DENBURY RESOURCES INC.
                                     (Registrant)


                                     By:   /s/ Phil Rykhoek
                                           -----------------------------------
                                           Phil Rykhoek
                                           Sr. Vice President and
                                           Chief Financial Officer



                                     By:   /s/ Mark C. Allen
                                           -----------------------------------
                                           Mark C. Allen
                                           Vice President and
                                           Chief Accounting Officer


Date:  August 8, 2005