Form 10-Q
period 2006-09-30
DENBURY RESOURCES INC
filed 2006-11-03
CIK 945764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                                    For the quarterly period ended September 30, 2006

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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $.001 par value	120,007,754

DENBURY RESOURCES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	September 30,	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$28,924	$165,089
Accrued production receivables	67,000	65,611
Related party receivable — Genesis	386	1,312
Trade and other receivables	35,003	25,887
Deferred tax asset	10,624	41,284

Total current assets	141,937	299,183

Property and equipment
Oil and natural gas properties (using full cost accounting)
Proved	2,171,432	1,669,579
Unevaluated	241,736	46,597
CO2 properties and equipment	252,680	210,046
Other	40,341	34,647
Less accumulated depletion and depreciation	(913,007)	(804,899)

Net property and equipment	1,793,182	1,155,970

Investment in Genesis	10,834	10,829
Deposits on property acquisitions	—	26,425
Other assets	15,691	12,662

Total assets	$1,961,644	$1,505,069

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$113,746	$104,840
Oil and gas production payable	51,131	41,821
Derivative liabilities	5,575	2,759
Deferred revenue — Genesis	4,070	4,070
Short-term capital lease obligations — Genesis	616	574

Total current liabilities	175,138	154,064

Long-term liabilities
Capital lease obligations — Genesis	5,402	5,870
Long-term debt	443,942	373,591
Asset retirement obligations	35,134	25,297
Derivative liabilities	9,405	6,624
Deferred revenue — Genesis	29,839	33,023
Deferred tax liability	215,536	170,758
Other	3,268	2,180

Total long-term liabilities	742,526	617,343

Stockholders’ equity
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 120,237,661 and 115,038,531 shares issued at September 30, 2006 and December 31, 2005, respectively	120	115
Paid-in capital in excess of par	609,934	443,283
Retained earnings	442,909	295,575
Treasury stock, at cost, 408,669 and 340,337 shares at September 30, 2006 and December 31, 2005, respectively	(8,983)	(5,311)

Total stockholders’ equity	1,043,980	733,662

Total liabilities and stockholders’ equity	$1,961,644	$1,505,069

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

DENBURY RESOURCES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues and other income
Oil, natural gas and related product sales
Unrelated parties	$187,786	$137,137	$551,249	$371,947
Related party — Genesis	12	1,411	1,496	3,389
CO2 sales and transportation fees	2,687	2,594	7,049	5,841
Interest income and other	1,559	716	4,403	2,026

Total revenues	192,044	141,858	564,197	383,203

Expenses
Lease operating expenses	42,225	25,983	120,148	75,702
Production taxes and marketing expenses	8,611	5,995	23,997	16,713
Transportation expense — Genesis	1,138	1,023	3,275	3,013
CO2 operating expenses	842	631	2,272	1,422
General and administrative	10,599	8,952	35,040	21,439
Interest, net of amounts capitalized of $3,731, $415, $6,740 and $1,049, respectively	5,009	4,507	19,014	13,318
Depletion, depreciation and amortization	41,188	24,340	110,083	70,273
Commodity derivative expense (income)	(12,375)	11,818	10,784	18,614

Total expenses	97,237	83,249	324,613	220,494

Equity in net income (loss) of Genesis	157	(55)	716	276

Income before income taxes	94,964	58,554	240,300	162,985

Income tax provision
Current income taxes	5,419	7,684	12,856	17,320
Deferred income taxes	30,251	12,324	80,110	36,380

Net income	$59,294	$38,546	$147,334	$109,285

Net income per common share — basic	$0.50	$0.34	$1.27	$0.98

Net income per common share — diluted	$0.48	$0.32	$1.20	$0.92

Weighted average common shares outstanding
Basic	117,917	112,159	115,864	111,466
Diluted	123,966	119,487	123,055	119,098
(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

DENBURY RESOURCES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cash flow from operating activities:
Net income	$59,294	$38,546	$147,334	$109,285
Adjustments needed to reconcile to net cash flow provided by operations:
Depreciation, depletion and amortization	41,188	24,340	110,083	70,273
Non-cash derivative adjustments	(14,582)	8,054	5,597	11,975
Deferred income taxes	30,251	12,324	80,110	36,380
Deferred revenue — Genesis	(1,178)	(682)	(3,183)	(1,974)
Stock based compensation	3,440	1,031	14,697	3,090
Income tax benefit from equity awards	—	3,242	—	8,676
Amortization of debt issue costs and other	570	491	987	1,003
Changes in assets and liabilities:
Accrued production receivables	3,697	(3,700)	(463)	(11,094)
Trade and other receivables	(6,805)	5,284	(12,745)	(3,226)
Other assets	1,400	—	(1,232)	130
Accounts payable and accrued liabilities	17,280	(13,546)	(6,488)	2,272
Oil and gas production payable	1,003	955	9,309	5,253
Other liabilities	(193)	(52)	288	(742)

Net cash provided by operations	135,365	76,287	344,294	231,301

Cash flow used for investing activities:
Oil and natural gas expenditures	(126,887)	(72,020)	(376,988)	(210,900)
Acquisitions of oil and gas properties	(1,315)	(2,700)	(315,650)	(71,244)
Change in accrual for capital expenditures	(1,617)	10,878	12,995	19,868
Acquisitions of CO2 assets and capital expenditures	(14,450)	(14,751)	(42,617)	(49,869)
Net purchases of other assets	(4,230)	(1,057)	(7,690)	(4,156)
Proceeds from oil and gas property sales	5,893	1,888	7,931	1,865
Deposits on acquisitions	126	—	26,425	4,507
Sales of short-term investments	—	2,000	—	57,133
Increase in restricted cash	(869)	(78)	(934)	(188)

Net cash used for investing activities	(143,349)	(75,840)	(696,528)	(252,984)

Cash flow from financing activities:
Bank repayments	(10,000)	—	(140,000)	(19,800)
Bank borrowings	10,000	10,000	210,000	39,800
Payments on capital lease obligations — Genesis	(145)	(132)	(425)	(386)
Income tax benefit from equity awards	5,041	—	15,193	—
Issuance of common stock	4,952	3,314	137,263	11,139
Purchase of treasury stock	(3,423)	(1,955)	(5,545)	(5,119)
Costs of debt financing	(329)	—	(417)	—

Net cash provided by financing activities	6,096	11,227	216,069	25,634

Net increase (decrease) in cash and cash equivalents	(1,888)	11,674	(136,165)	3,951

Cash and cash equivalents at beginning of period	30,812	25,316	165,089	33,039

Cash and cash equivalents at end of period	$28,924	$36,990	$28,924	$36,990

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,519	$374	$17,416	$9,280
Cash paid during the period for income taxes	4	1,500	4,210	9,000
Interest capitalized	3,731	415	6,740	1,049
(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

DENBURY RESOURCES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE OPERATIONS
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$59,294	$38,546	$147,334	$109,285
Other comprehensive income, net of income tax:
Reclassification adjustments related to settlements of derivative contracts, net of tax of $713 and $2,072, respectively	—	1,163	—	3,380
Unrealized gain on securities available for sale	—	—	—	24

Comprehensive income	$59,294	$39,709	$147,334	$112,689

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
     Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of Denbury as of September 30, 2006 and the consolidated results of its operations and cash flows for the three and nine month periods ended September 30, 2006 and 2005. Certain prior period items have been reclassified to make the classification consistent with the classification in the most recent quarter.
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
Net Income Per Common Share
     Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated in the same manner but also considers the impact on net income and common shares for the potential dilution from stock options, stock appreciation rights (“SARs”), non-vested restricted stock and any other convertible securities outstanding. For the three and nine month periods ended September 30, 2006 and 2005, there were no adjustments to net income for purposes of calculating diluted net income per common share. In April 2006, we issued 3,492,595 shares of common stock in a public offering – See Note 3, Stockholders’ Equity. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income per common share calculations for the three and nine month periods ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Share amounts in Thousands	2006	2005	2006	2005
Weighted average common shares — basic	117,917	112,159	115,864	111,466

Potentially dilutive securities:
Stock options and SARs	5,183	6,264	6,172	6,691
Restricted stock	866	1,064	1,019	941

Weighted average common shares — diluted	123,966	119,487	123,055	119,098

DENBURY RESOURCES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The weighted average common shares – basic amount excludes 1,422,229 shares at September 30, 2006 and 2,018,000 shares at September 30, 2005, of non-vested restricted stock that is subject to future vesting over time. As these restricted shares vest, they will be included in the shares outstanding used to calculate basic net income per common share (although all restricted stock is issued and outstanding upon grant). For purposes of calculating weighted average common shares – diluted, the non-vested restricted stock is included in the computation using the treasury stock method, with the proceeds equal to the average unrecognized compensation during the period, adjusted for any estimated future tax consequences recognized directly in equity. The dilution impact of these shares on our earnings per share calculation may increase in future periods, depending on the market price of our common stock during those periods.
     For the three months ended September 30, 2006 and 2005, stock options and SARs to purchase approximately 111,000 and 131,000 shares of common stock, and for the nine months ended September 30, 2006 and 2005, stock options and SARs to purchase approximately 117,000 and 304,000 shares of common stock, respectively, were outstanding but excluded from the diluted net income per common share calculations, as the exercise prices of the options exceeded the average market price of the Company’s common stock during these periods and would be anti-dilutive to the calculations.
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
     We adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective application method described in the statement. Under the modified prospective method, effective January 1, 2006, we began to recognize compensation expense for the unvested portion of awards outstanding as of December 31, 2005 over the remaining service periods, and for new awards granted or modified after January 1, 2006. See Note 6 for further discussion regarding our stock compensation plans.
Recent Accounting Pronouncements
     In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact this interpretation will have on our consolidated financial statements. This interpretation will be effective for Denbury beginning January 1, 2007.
2. ACQUISITIONS
     On January 31, 2006, we completed an acquisition of three producing oil properties that are future potential CO2 tertiary oil flood candidates: Tinsley Field, approximately 40 miles northwest of Jackson, Mississippi, Citronelle Field in Southwest Alabama, and the smaller South Cypress Creek Field near the Company’s Eucutta Field in Eastern Mississippi. We have begun our initial tertiary development work at Tinsley Field, consisting primarily of planning, land and engineering work, with more extensive development and facility construction planned for 2007. The timing of tertiary development at Citronelle Field is uncertain, as we will need to build a 60- to 70-mile pipeline extension of our Free State pipeline (pipeline from Jackson to East Mississippi) before flooding can commence, and South Cypress Creek will probably be flooded following our initial development of our other East Mississippi properties.

DENBURY RESOURCES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The adjusted purchase price for these properties was approximately $250 million, after adjusting for interim net cash flow between the effective date and closing date of the acquisition, and minor purchase price adjustments. The adjusted purchase price of $250 million was allocated between proved and unevaluated oil and natural gas properties based on a risk adjusted analysis of the total estimated value of the proved, probable, and possible reserves acquired. Based on this analysis, approximately $126 million was assigned to proved properties and approximately $124 million assigned to unevaluated properties. The unevaluated costs are currently excluded from the amortization base and will be transferred to the amortization base as we develop and test the tertiary recovery projects planned in these fields. We currently estimate that this development will take place over the next two to five years. The acquisition was funded with the proceeds of $150 million of senior subordinated notes issued in December 2005 and $100 million of bank financing under the Company’s then existing credit facility (repaid in late April 2006 with proceeds from a $125 million equity offering).
     During May 2006, we purchased the Delhi Holt-Bryant Unit (“Delhi”) in northern Louisiana for $50 million, plus a 25% reversionary interest to the seller after we have achieved $200 million in net operating revenue, as defined. Delhi is also a future potential CO2 tertiary oil flood candidate, one that will require construction of a CO2 pipeline before flooding can commence, which will likely be an extension of the currently planned CO2 pipeline from Jackson Dome to Tinsley Field. Our goal is to have this CO2 line installed within the next two years, with initial oil production from tertiary operations currently anticipated during 2010. Currently, there is neither significant oil production nor proved oil reserves at Delhi. The purchase price of approximately $50 million was allocated between proved and unevaluated oil and natural gas properties based on a risk adjusted analysis of the total estimated value of the proved, probable, and possible reserves acquired. Based on the analysis, approximately $1 million was assigned to evaluated properties and approximately $49 million was assigned to unevaluated properties. The unevaluated costs are currently excluded from the amortization base and will be transferred to the amortization base over the next three to five years as we develop and test the tertiary recovery projects planned in this field. The acquisition was funded with our bank credit facility.
     The operating results of the acquired properties were included in our financial statements beginning in February 2006, except for Delhi, which was included beginning June 2006. We have not presented any pro forma information for the acquired properties as the pro forma effect was not material to our results of operations for the three or nine months ended September 30, 2006 and 2005.
3. STOCKHOLDERS’ EQUITY
     On April 25, 2006, we closed on the $125 million sale (net to Denbury) of 3,492,595 shares of common stock in a public offering. We used the net proceeds from the offering to repay then current borrowings under our bank credit facility, which were $120 million as of April 25, 2006, the majority of which was incurred to partially fund our $250 million acquisition of three properties in January 2006.
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

DENBURY RESOURCES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes the changes in our asset retirement obligations for the nine months ended September 30, 2006.

Nine Months Ended
September 30, 2006
Amounts in thousands
Beginning asset retirement obligation, as of 12/31/2005	$27,088
Liabilities incurred and assumed during period	9,412
Revisions in estimated cash flows	1,519
Liabilities settled during period	(965)
Accretion expense	1,863

Ending asset retirement obligation as of 9/30/2006	$38,917

     At September 30, 2006, $3.8 million of our asset retirement obligation was classified in “Accounts payable and accrued liabilities” under current liabilities in our Condensed Consolidated Balance Sheets. Liabilities incurred and assumed during the period are primarily for properties acquired during 2006. We hold cash and liquid investments in escrow accounts that are legally restricted for certain of our asset retirement obligations. The balances of these escrow accounts were $7.6 million at September 30, 2006 and $6.7 million at December 31, 2005 and are included in “Other assets” in our Condensed Consolidated Balance Sheets.
5. NOTES PAYABLE AND LONG-TERM INDEBTEDNESS

	September 30,	December 31,
Amounts in thousands	2006	2005
7.5% Senior Subordinated Notes due 2015	$150,000	$150,000
7.5% Senior Subordinated Notes due 2013	225,000	225,000
Discount on Senior Subordinated Notes due 2013	(1,263)	(1,409)
Senior bank loan	70,000	—
Capital lease obligations — Genesis	6,018	6,444
Other	205	—

Total	449,960	380,035
Less current obligations	616	574

Long-term debt and capital lease obligations	$449,344	$379,461

     On September 14, 2006, we entered into a Sixth Amended and Restated Credit Agreement with our nine banks which modified our previous bank credit agreement. The new agreement (i) improves the credit pricing under the agreement, (ii) extends the term of the credit arrangements by two and one-half years to September 14, 2011, (iii) increases the borrowing base from $300 million to $500 million, (iv) increases the maximum facility size from $300 million to $800 million, and (v) makes other minor modifications and corrections. Under the new agreement, the commitment amount remained at $150 million. The borrowing base represents the amount that can be borrowed from a credit standpoint based on our assets, as confirmed by the banks, while the commitment amount is the amount the banks have committed to fund pursuant to the terms of the credit agreement. The banks have the option to participate in any borrowing request we make in excess of the commitment amount ($150 million), up to the borrowing base limit, although the banks are not obligated to fund any amount in excess of the commitment amount. The new credit agreement maintains the structure of semi-annual reviews of the borrowing base and commitment amount.

DENBURY RESOURCES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. STOCK COMPENSATION PLANS
Incentive Programs
     Denbury has two stock compensation plans. The first plan has been in existence since 1995 (the “1995 Plan”) and expired in August 2005 (although options granted under the 1995 Plan prior to that time can remain outstanding for up to 10 years). The 1995 plan only provided for the issuance of stock options and in January 2005, we issued stock options under the 1995 Plan that utilized substantially all of the remaining shares. The second plan, the 2004 Omnibus Stock and Incentive Plan (the “2004 Plan”), has a 10-year term and was approved by the stockholders in May 2004. Awards covering a total of 5.0 million shares of common stock are authorized for issuance pursuant to the 2004 Plan, of which awards covering no more than 2,750,000 shares may be issued in the form of restricted stock or performance vesting awards. At September 30, 2006, a total of 1,042,513 shares were available for future issuance of awards, of which only 326,281 shares may be in the form of restricted stock or performance vesting awards. The 2004 Plan provides for the issuance of incentive and non-qualified stock options, restricted stock awards and stock appreciation rights (“SARs”) settled in stock that may be issued to officers, employees, directors and consultants.
     Denbury has historically granted incentive and non-qualified stock options to its employees. Effective January 1, 2006, we completely replaced the use of stock options for employees with SARs settled in stock, as SARs are less dilutive to our stockholders while providing an employee with essentially the same economic benefits as stock options. The stock options and SARs generally become exercisable over a four-year vesting period with the specific terms of vesting determined at the time of grant based on guidelines established by the Board of Directors. The stock options and SARs expire over terms not to exceed 10 years from the date of grant, 90 days after termination of employment or permanent disability or one year after the death of the optionee. The stock options and SARs are granted at the fair market value at the time of grant, which is defined in the 2004 Plan as the closing price on the NYSE on the date of grant. The plan is administered by the Compensation Committee of Denbury’s Board of Directors.
     During August 2004 through January 2005, the Board of Directors, based on a recommendation by the Board’s Compensation Committee, awarded the officers of Denbury a total of 2,200,000 shares of restricted stock and the independent directors of Denbury a total of 120,000 shares of restricted stock, all granted under the 2004 Plan. The holders of these shares have all of the rights and privileges of owning the shares (including voting rights) except that the holders are not entitled to delivery of the certificates until certain requirements are met. With respect to the 2,200,000 shares of restricted stock granted to officers of Denbury, the vesting restrictions on those shares are as follows: i) 65% of the awards vest 20% per year over five years and, ii) 35% of the awards vest upon retirement, as defined in the 2004 Plan. With respect to the 65% of the awards that vest over five years, on each annual vesting date, 66-2/3% of the vested shares may be delivered to the holder with the remaining 33-1/3% retained and held in escrow until the holder’s separation from the Company. With respect to the 120,000 restricted shares issued to Denbury’s independent board members, the shares vest 20% per year over five years. For these directors’ shares, on each annual vesting date, 40% of such vested shares may be delivered to the holder with the remaining 60% retained and held in escrow until the holder’s separation from the Company. In January 2006, a total of 38,276 shares of restricted stock were granted to officers and certain members of our management group. These shares “cliff” vest four years from the date of grant.
     Mr. Worthey, Senior Vice President of Operations, left Denbury effective June 5, 2006. Mr. Worthey had served as an officer of the Company since September 1, 1992. The Board of Directors modified certain of his outstanding long-term equity incentives awarded to him during 2003 and 2004. As a result of the modification, Mr. Worthey retained stock options covering 63,090 shares of Denbury common stock which pursuant to their original terms vest in either January 2007 or January 2008, and received accelerated vesting of 136,500 shares of restricted stock which originally were set to vest between mid-August 2006 and mid-August 2008. The options have an average weighted exercise price of $6.26 per share and were granted in early 2003 and early 2004; the restricted stock was awarded in August 2004. The compensation cost resulting from the modifications was approximately $5.3 million and was included in “General and administrative expenses” in the Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2006. No significant cash compensation was paid to Mr. Worthey upon separation. As part of Mr. Worthey’s separation, he also entered into non-competition and consulting agreements covering a period of twenty-seven months.

DENBURY RESOURCES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     During the third quarter of 2006, our Vice President of Marketing announced his retirement and departed the Company on August 31, 2006, in connection with which we expensed approximately $750,000 related to options and restricted stock that he held.
     Total compensation expense charged against income for stock-based compensation was $3.4 million and $14.7 million (including the $5.3 million resulting from modification of Mr. Worthey’s equity awards discussed above) for the three and nine months ended September 30, 2006, respectively. Part of this expense, $0.3 million and $1.1 million for the three and nine months ended September 30, 2006, respectively, was included in “Lease operating expenses” for stock compensation expense associated with our field employees, and the remaining $3.1 million and $13.6 million for the three and nine months ended September 30, 2006, respectively, was recognized in “General and administrative expenses” in the Condensed Consolidated Statements of Operations. The total income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation arrangements was $0.9 million and $3.9 million for the three and nine months ended September 30, 2006, respectively. Share-based compensation capitalized as part of “Oil and Natural Gas Properties” was $0.4 million and $1.3 million for the three and nine months ended September 30, 2006, respectively.
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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
Amounts in thousands, except per share amounts	2005	2005
Net income, as reported	$38,546	$109,285
Add: stock-based compensation included in reported net income, net of related tax effects	679	2,073
Less: stock-based compensation expense applying fair value based method, net of related tax effects	2,152	5,627

Pro-forma net income	$37,073	$$105,731

Net income per common share
As reported:
Basic	$0.34	$0.98
Diluted	0.32	0.92
Pro forma:
Basic	$0.33	$0.95
Diluted	0.31	0.90
     Prior to the adoption of SFAS No. 123(R) on January 1, 2006, we did not assume the capitalization of any stock-based compensation in our SFAS No. 123 pro forma net income. As a result, no stock-based compensation expense is reflected as being capitalized in the table above. Beginning in 2006, an appropriate portion of stock-based compensation associated with our employees involved in our exploration and drilling activities has been capitalized as part of our “Oil and Natural Gas Properties” in the Condensed Consolidated Balance Sheet. The effect of applying SFAS No. 123(R) during the three and nine months ended September 30, 2006 was to decrease

DENBURY RESOURCES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
net income by approximately $1.5 million and $5.0 million, respectively, for stock compensation expense that would only have been presented in footnote disclosures under the old requirements of SFAS No. 123. The effect on earnings per share for the three months ended September 30, 2006 was a decrease of $0.01 per both basic and diluted share, and for the nine months ended September 30, 2006 was a decrease of $0.04 per both basic and diluted share. Additionally, cash flow from operations was lower and cash flow from financing activities was higher by approximately $5.0 million and $15.2 million for the three and nine months ended September 30, 2006, respectively, associated with the tax benefits for tax deductions in excess of recognized compensation expenses that is now required to be reported as a financing cash flow.
Stock Options and SARs
     The fair value of each stock option or SAR award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options and SARs granted was derived from examination of our historical option grants and subsequent exercises. The contractual terms (4-year cliff vesting and 4-year graded vesting) are evaluated separately for the expected life, as the exercise behavior for each is different. Expected volatilities are based on the historical volatility of our stock. Implied volatility was not used in this analysis as our tradable call option terms are short and the trading volume is low. Our dividend yield is zero, as Denbury does not pay a dividend.

	Nine months ended	Year ended
	September 30, 2006	December 31, 2005
Weighted average fair value of options granted	$12.69	$6.94
Risk free interest rate	4.52%	3.80%
Expected life	4.9 to 6.9 years	5 years
Expected volatility	41.3%	42.6%
Dividend yield	—	—
     The following is a summary of our stock option and SARs activity for the nine months ended September 30, 2006 and the year ended December 31, 2005:

	Nine Months Ended		Year Ended
	September 30, 2006		December 31, 2005
		Weighted		Weighted
	Number	Average	Number	Average
	of Options	Price	of Options	Price
Outstanding at beginning of period	9,406,072	$8.07	8,880,314	$5.25
Granted	498,306	27.10	2,483,254	16.29
Exercised	(1,773,795)	5.45	(1,797,146)	5.37
Forfeited	(424,009)	10.45	(160,350)	8.86

Outstanding at end of period	7,706,574	9.78	9,406,072	8.07

Exercisable at end of period	2,528,672	$4.90	2,509,635	$4.50

     The total intrinsic value of stock options and SARs exercised during the nine months ended September 30, 2006 and the year ended December 31, 2005 was approximately $43.8 million and $24.8 million, respectively. The aggregate intrinsic value of stock options and SARs outstanding at September 30, 2006 was approximately $147.4 million and these options and SARs have a weighted-average remaining contractual life of 6.4 years. The aggregate intrinsic value of options exercisable at September 30, 2006 was approximately $60.7 million and these stock options and SARs have a weighted-average remaining contractual life of 3.9 years.

DENBURY RESOURCES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the status of our non-vested stock options and SARs as of September 30, 2006, and the changes during the nine months ended September 30, 2006, is presented below:

		Weighted-Average
		Grant-Date
Non-vested Options	Shares	Fair Value
Non-vested at January 1, 2006	6,896,437	$4.25
Granted	498,306	12.69
Vested	(1,792,832)	2.97
Forfeited	(424,009)	4.81

Non-vested at September 30, 2006	5,177,902	5.46

     As of September 30, 2006, there was $13.3 million of total compensation cost to be recognized in future periods related to non-vested option share-based compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.3 years. Cash received from stock option exercises under share-based payment arrangements for the nine months ended September 30, 2006 and year ended December 31, 2005 was $9.7 million in each period. The tax benefit realized from stock option and SAR exercises of share-based payment arrangements totaled $13.6 million for the nine months ended September 30, 2006 and $8.6 million for the year ended December 31, 2005.
Restricted Stock
     As of September 30, 2006 we had issued 2,423,719 shares of restricted stock pursuant to the 2004 Plan and have recorded deferred compensation expense of $26.7 million, the fair market value of the shares on the grant dates. This expense is amortized over the applicable five-year, four-year, or retirement date vesting periods. As of September 30, 2006, there was $14.3 million of unrecognized compensation expense related to non-vested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3 years.
     A summary of the status of our non-vested restricted stock grants as of September 30, 2006, and the changes during the nine months ended September 30, 2006, is presented below:

		Weighted-Average
		Grant-Date
Non-vested Restricted Stock Grants	Shares	Fair Value
Non-vested at January 1, 2006	2,014,000	$10.15
Granted	103,719	29.39
Vested	(524,815)	10.17
Forfeited	(170,675)	10.26

Non-vested at September 30, 2006	1,422,229	11.53

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
     We account for our 9.25% ownership in Genesis under the equity method of accounting as we have significant influence over the limited partnership; however, our control is limited under the limited partnership agreement and therefore we do not consolidate Genesis. Our equity in Genesis’ net income (loss) for the three months ended September 30, 2006 and 2005 was $157,000 and ($55,000), respectively, and for the nine months ended September 30, 2006 and

DENBURY RESOURCES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2005 was $716,000 and $276,000, respectively. Genesis Energy, Inc., the general partner of which we own 100%, has guaranteed the bank debt of Genesis, which as of September 30, 2006 was $6.0 million, plus $9.2 million in outstanding letters of credit. There are no guarantees by Denbury or any of its other subsidiaries of the debt of Genesis or of Genesis Energy, Inc.
     During the second and third quarters of 2006, we invested a total of $2.1 million in a Louisiana petroleum coke-to-ammonia project that is in the development stage and we have committed to invest an additional $0.9 million. All of our investment may later be redeemed, with a return, or converted to equity after construction financing for the project has been obtained. If built, we plan to take 100% of the CO2 produced from this plant. Genesis has also invested in this project, with its total commitment not to exceed $1.0 million.
Oil Sales and Transportation Services
     Prior to September 2004, including the period prior to our investment in Genesis, we sold certain of our oil production to Genesis. Beginning in September 2004, we discontinued most of our direct sales to Genesis and began to transport our crude oil using Genesis’ common carrier pipeline to a sales point where it is sold to third party purchasers. For these transportation services, we pay Genesis a fee for the use of their pipeline and trucking services. In the first nine months of 2006 and 2005, we expensed $3.3 million and $3.0 million, respectively, for these transportation services. Denbury received other miscellaneous payments from Genesis for the nine months ended September 30, 2006 and 2005, including $90,000 in each period of director fees for certain executive officers of Denbury that are board members of Genesis, and $670,000 and $387,000, respectively, in pro rata dividend distributions from Genesis.
Transportation Leases
     In late 2004 and early 2005, we entered into pipeline transportation agreements with Genesis to transport our crude oil from certain of our fields in Southwest Mississippi, and to transport CO2 from our main CO2 pipeline to Brookhaven Field for our tertiary operations. We have accounted for these agreements as capital leases. The pipelines held under these capital leases are classified as property and equipment and are amortized using the straight-line method over the lease terms. Lease amortization is included in depreciation expense. The related obligations are recorded as debt. At September 30, 2006, we had $6.0 million of capital lease obligations with Genesis recorded as liabilities in our Condensed Consolidated Balance Sheet, of which $616,000 was current. At December 31, 2005, we had $6.4 million of capital lease obligations with Genesis recorded as liabilities in our Condensed Consolidated Balance Sheet, of which $574,000 was current.
CO2 Volumetric Production Payments
     During 2003 through 2005, we sold 280.5 Bcf of CO2 to Genesis under volumetric production payment agreements. We have recorded the net proceeds of these volumetric production payment sales as deferred revenue and will recognize such revenue as CO2 is delivered during the term of the three volumetric production payments. At September 30, 2006 and December 31, 2005, $33.9 million and $37.1 million, respectively, was recorded as deferred revenue of which $4.1 million was included in current liabilities at September 30, 2006 and December 31, 2005. We recognized deferred revenue of $1.2 million and $0.7 million during the three months ended September 30, 2006 and 2005 and $3.2 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively, for deliveries under these volumetric production payments. We provide Genesis with certain processing and transportation services in connection with transporting CO2 to their industrial customers for a fee of approximately $0.17 per Mcf of CO2, which resulted in our receiving $1.3 million and $0.8 million in revenue for the three months ended September 30, 2006 and 2005 and $3.5 million and $2.3 million for the nine months ended September 30, 2006 and 2005, respectively.

DENBURY RESOURCES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of Genesis Energy, L.P. (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$229,551	$300,577	$726,496	$814,321
Cost of sales	221,206	295,959	702,671	799,832
Other expenses	6,650	5,259	16,095	11,890
Income from discontinued operations	—	45	—	318

Net income (loss)	$1,695	$(596)	$7,730	$2,917

	September 30,	December 31,
	2006	2005
Current assets	$102,293	$90,449
Non-current assets	90,689	91,328

Total assets	$192,982	$181,777

Current liabilities	$97,627	$92,611
Non-current liabilities	7,009	955
Partners’ capital	88,346	88,211

Total liabilities and partners’ capital	$192,982	$181,777

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     Effective January 1, 2005, we elected to discontinue hedge accounting treatment for financial statement purposes for our oil and natural gas derivative contracts and accordingly de-designated our derivative instruments from hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result of this change, we began accounting for our oil and natural gas derivative contracts as speculative contracts in the first quarter of 2005. As speculative contracts, the changes in the fair value of these instruments are recognized in income in the period of change.
     We enter into various financial contracts to economically hedge our exposure to commodity price risk associated with anticipated future oil and natural gas production. We do not hold or issue derivative financial instruments for trading purposes. These contracts have historically consisted of price floors, collars and fixed price swaps. Prior to 2005, we generally attempted to hedge between 50% and 75% of our anticipated production each year to provide us with a reasonably certain amount of cash flow to cover a majority of our budgeted exploration and development expenditures without incurring significant debt, although our hedging percentage may vary relative to our debt levels. Since 2005, we have entered into fewer derivative contracts, primarily because of our strong financial position resulting from our lower levels of debt relative to our cash flow from operations. When we make a significant acquisition, we generally attempt to hedge a large percentage, up to 100%, of the forecasted production for the subsequent one to three years following the acquisition in order to help provide us with a minimum return on our investment. As of September 30, 2006, the only derivative contracts we have in place relate to the $250 million acquisition that closed January 31, 2006, on which we entered into contracts to cover 100% of the estimated proved production for three years at the time we signed the purchase and sale agreement in November 2005. All of the mark-to-market valuations used for our financial derivatives are provided by external sources and are based on prices that are actively quoted. We manage and control market and counterparty credit risk through established internal control procedures, which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification.

DENBURY RESOURCES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following is a summary of “Commodity Derivative Expense (Income)” included in our Condensed Consolidated Statements of Operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Amounts in thousands	2006	2005	2006	2005
Settlements of derivative contracts — Oil	$2,207	$—	$5,187	$—
Settlements of derivative contracts — Gas	—	3,765	—	6,640
Reclassification of accumulated other comprehensive income balance	—	1,875	—	5,451
Fair value adjustments to derivative contracts	(14,582)	6,178	5,597	6,523

Commodity derivative expense (income)	$(12,375)	$11,818	$10,784	$18,614

Derivative Oil Contracts at September 30, 2006

			Fair Value at
	NYMEX Contract Prices Per Bbl		September 30, 2006
Type of Contract and Period	Bbls/d	Swap Price	(In Thousands)
Swap Contracts
Oct. 2006 - Dec. 2006	2,200	$59.65	$(944)
Jan. 2007 - Dec. 2007	2,000	58.93	(6,376)
Jan. 2008 - Dec. 2008	2,000	57.34	(7,660)
     At September 30, 2006, our derivative contracts were recorded at their fair value, which was a liability of $15.0 million.
9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     Denbury Resources Inc. and Denbury Onshore, LLC are co-obligors of our subordinated debt. Our subordinated debt is fully and unconditionally guaranteed by Denbury Resources Inc.’s significant subsidiaries other than minor subsidiaries. The results of our equity interest in Genesis is reflected through the equity method by one of our subsidiaries, Denbury Gathering & Marketing. Each subsidiary guarantor and the subsidiary co-obligor are 100% owned, directly or indirectly, by Denbury Resources Inc. The following is condensed consolidating financial information for Denbury Resources Inc., Denbury Onshore, LLC, and significant subsidiaries:

DENBURY RESOURCES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheets

	September 30, 2006
	Denbury	Denbury
	Resources Inc.	Onshore, LLC			Denbury
	(Parent and Co-	(Issuer and Co-	Guarantor		Resources Inc.
Amounts in thousands	Obligor)	Obligor)	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$380,712	$135,417	$3,834	$(378,026)	$141,937
Property and equipment	—	1,793,150	32	—	1,793,182
Investment in subsidiaries (equity method)	654,456	—	653,985	(1,297,607)	10,834
Other assets	158,812	13,873	154	(157,148)	15,691

Total assets	$1,193,980	$1,942,440	$658,005	$(1,832,781)	$1,961,644

Liabilities and Stockholders’ Equity
Current liabilities	$—	$549,979	$3,185	$(378,026)	$175,138
Long-term liabilities	150,000	749,310	364	(157,148)	742,526
Stockholders’ equity	1,043,980	643,151	654,456	(1,297,607)	1,043,980

Total liabilities and stockholders’ equity	$1,193,980	$1,942,440	$658,005	$(1,832,781)	$1,961,644

	December 31, 2005
	Denbury	Denbury
	Resources Inc.	Onshore, LLC			Denbury
	(Parent and Co-	(Issuer and Co-	Guarantor		Resources Inc.
Amounts in thousands	Obligor)	Obligor)	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$222,858	$297,575	$2,577	$(223,827)	$299,183
Property and equipment	—	1,155,923	47	—	1,155,970
Investment in subsidiaries (equity method)	506,862	—	505,540	(1,001,573)	10,829
Other assets	154,288	37,120	169	(152,490)	39,087

Total assets	$884,008	$1,490,618	$508,333	$(1,377,890)	$1,505,069

Liabilities and Stockholders’ Equity
Current liabilities	$346	$376,194	$1,351	$(223,827)	$154,064
Long-term liabilities	150,000	619,713	120	(152,490)	617,343
Stockholders’ equity	733,662	494,711	506,862	(1,001,573)	733,662

Total liabilities and stockholders’ equity	$884,008	$1,490,618	$508,333	$(1,377,890)	$1,505,069

DENBURY RESOURCES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2006
	Denbury	Denbury
	Resources Inc.	Onshore, LLC			Denbury
	(Parent and Co-	(Issuer and	Guarantor		Resources Inc.
Amounts in thousands	Obligor)	Co-Obligor)	Subsidiaries	Eliminations	Consolidated
Revenues	$2,812	$189,226	$6	$—	$192,044
Expenses	2,917	93,751	569	—	97,237

Income (loss) before the following:	(105)	95,475	(563)	—	94,807
Equity in net earnings of subsidiaries	59,393	—	60,004	(119,240)	157

Income before income taxes	59,288	95,475	59,441	(119,240)	94,964
Income tax provision (benefit)	(6)	35,628	48	—	35,670

Net income	$59,294	$59,847	$59,393	$(119,240)	$59,294

	Three Months Ended September 30, 2005
	Denbury	Denbury
	Resources Inc.	Onshore, LLC			Denbury
	(Parent and Co-	(Issuer and	Guarantor		Resources Inc.
Amounts in thousands	Obligor)	Co-Obligor)	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$141,858	$—	$—	$141,858
Expenses	41	82,825	383	—	83,249

Income (loss) before the following:	(41)	59,033	(383)	—	58,609
Equity in net earnings of subsidiaries	38,571	—	38,724	(77,350)	(55)

Income before income taxes	38,530	59,033	38,341	(77,350)	58,554
Income tax provision (benefit)	(16)	20,254	(230)	—	20,008

Net income	$38,546	$38,779	$38,571	$(77,350)	$38,546

DENBURY RESOURCES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statements of Operations (continued)

	Nine Months Ended September 30, 2006
	Denbury	Denbury
	Resources Inc.	Onshore, LLC			Denbury
	(Parent and Co-	(Issuer and Co-	Guarantor		Resources Inc.
Amounts in thousands	Obligor)	Obligor)	Subsidiaries	Eliminations	Consolidated
Revenues	$8,406	$555,785	$6	$—	$564,197
Expenses	8,678	314,606	1,329	—	324,613

Income (loss) before the following:	(272)	241,179	(1,323)	—	239,584
Equity in net earnings of subsidiaries	147,594	—	149,156	(296,034)	716

Income before income taxes	147,322	241,179	147,833	(296,034)	240,300
Income tax provision (benefit)	(12)	92,739	239	—	92,966

Net income	$147,334	$148,440	$147,594	$(296,034)	$147,334

	Nine Months Ended September 30, 2005
	Denbury	Denbury
	Resources Inc.	Onshore, LLC			Denbury
	(Parent and Co-	(Issuer and Co-	Guarantor		Resources Inc.
Amounts in thousands	Obligor)	Obligor)	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$383,203	$—	$—	$383,203
Expenses	123	219,509	862	—	220,494

Income (loss) before the following:	(123)	163,694	(862)	—	162,709
Equity in net earnings of subsidiaries	109,360	—	109,934	(219,018)	276

Income before income taxes	109,237	163,694	109,072	(219,018)	162,985
Income tax provision (benefit)	(48)	54,036	(288)	—	53,700

Net income	$109,285	$109,658	$109,360	$(219,018)	$109,285

DENBURY RESOURCES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2006
	Denbury	Denbury
	Resources Inc.	Onshore, LLC			Denbury
	(Parent and Co-	(Issuer and Co-	Guarantor		Resources Inc.
Amounts in thousands	Obligor)	Obligor)	Subsidiaries	Eliminations	Consolidated
Cash flow from operations	$(146,911)	$490,504	$701	$—	$344,294
Cash flow from investing activities	—	(696,528)	—	—	(696,528)
Cash flow from financing activities	146,911	69,158	—	—	216,069

Net increase (decrease) in cash	—	(136,866)	701	—	(136,165)
Cash, beginning of period	1	164,408	680	—	165,089

Cash, end of period	$1	$27,542	$1,381	$—	$28,924

	Nine Months Ended September 30, 2005
	Denbury	Denbury
	Resources Inc.	Onshore, LLC			Denbury
	(Parent and Co-	(Issuer and Co-	Guarantor		Resources Inc.
Amounts in thousands	Obligor)	Obligor)	Subsidiaries	Eliminations	Consolidated
Cash flow from operations	$(6,020)	$236,921	$400	$—	$231,301
Cash flow from investing activities	—	(252,963)	(21)	—	(252,984)
Cash flow from financing activities	6,020	19,614	—	—	25,634

Net increase in cash	—	3,572	379	—	3,951
Cash, beginning of period	1	32,881	157	—	33,039

Cash, end of period	$1	$36,453	$536	$—	$36,990

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
     We are a growing independent oil and gas company engaged in acquisition, development and exploration activities in the U.S. Gulf Coast region. We are the largest oil and natural gas producer in Mississippi, own the largest carbon dioxide (“CO2”) reserves east of the Mississippi River used for tertiary oil recovery, and hold significant operating acreage onshore Louisiana, Alabama, and in the Barnett Shale play near Fort Worth, Texas. Our goal is to increase the value of acquired properties through a combination of exploitation, drilling, and proven engineering extraction processes, including secondary and tertiary recovery operations. Our corporate headquarters are in Plano, Texas (a suburb of Dallas), and we have five primary field offices located in Houma, Louisiana; Laurel, Mississippi; McComb, Mississippi; Brandon, Mississippi; and Cleburne, Texas.
Overview
     Operating results. The combination of high commodity prices and record quarterly production resulted in another quarter of near record earnings and cash flow from operations. Production for the third quarter of 2006 was 37,561 BOE/d, 37% higher than production in the third quarter of 2005, with production increases in every operating area. Last year’s third quarter production was negatively affected by Hurricanes Katrina and Rita, with approximately 3,800 BOE/d of production estimated as having been deferred during that period. If last year’s third quarter production is adjusted to include the estimated deferred portion, the production increase between the comparative quarters would be reduced to approximately 21%. Commodity prices remained strong during the third quarter of 2006, although on a comparative BOE basis, prices for the two third quarters were approximately the same, oil being a little higher in the 2006 period and natural gas prices a little lower.
     Other significant factors impacted the respective two quarters. During the third quarter of 2006, we recognized $14.6 million of income associated with non-cash mark-to-market fair value changes on our oil swaps as a result of the decline in oil prices late in the period. Conversely, during the third quarter of 2005, we recognized mark-to-market fair value and other non-cash expenses of $8.1 million associated with derivative contracts in place at that time as commodity prices increased during that period. We also capitalized approximately $3.7 million of interest expense in the third quarter of 2006, primarily related to the unevaluated properties included in our 2006 acquisitions, reducing our overall increase in interest expense to 11%, even though average debt levels were 81% higher in the third quarter of 2006 than in the comparable period of 2005. Overall industry costs continue to increase, the primary reason for record, or near record, operating costs and depreciation and depletion rates per BOE in the third quarter of 2006. Operating expenses were also impacted by higher energy costs (electrical and fuel charges) and our continuing emphasis on tertiary operations. General and administrative expenses increased 18% between the comparative third quarters as a result of the continued growth in personnel and inflation in the industry, including a 5% pay raise to all employees effective July 1, 2006 in order to remain competitive with industry compensation levels. Lastly, our income tax expense increased primarily due to higher pre-tax income and the effective rate increased due to the loss of our ability to generate enhanced oil recovery credits during 2006 as a result of the high oil prices.
     Net income for the first nine months of 2006 was $147.3 million as compared to $109.3 million of net income during the first nine months of 2005. The incremental net income during the first nine months of 2006 was attributable to most of the factors noted above, principally higher production, partially offset by higher costs. Higher commodity prices in 2006 also played a significant role in the nine month results, increasing oil and natural gas revenue.
     In addition to inflationary costs in our industry, we are experiencing more and more delays in obtaining goods and services. This industry trend has caused us to experience higher costs than originally forecasted and to periodically fall behind schedule with regard to timing of planned activities. While it appears that the recent decline in commodity prices may be showing preliminary signs of slowing these trends, unless prices continue to decrease, we believe that we are likely to see continued rising costs, both for operating expenses and capital expenditures, as well as delays in completing our planned projects, which will likely also cause delays in achieving our anticipated production targets. See “Results of Operations” for a more thorough discussion of our operating results.

DENBURY RESOURCES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Overview of tertiary operations. Since we acquired our first carbon dioxide tertiary flood in Mississippi over seven years ago, we have gradually increased our emphasis on these operations, so that approximately 50% of our 2006 capital budget is related to these types of operations. We particularly like this play because of its risk profile, rate of return and lack of competition in our operating areas. Generally, from East Texas to Florida, there are no known significant natural sources of carbon dioxide except our own, and these large volumes of CO2 that we own drive the play. We continue to acquire tertiary flood candidates to further expand our operations (see “2006 acquisitions” below). Please also refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and the sections entitled “Overview” and “CO2 Operations” contained in our 2005 Form 10-K for further information regarding these operations, their potential, and the ramifications of our focus on these types of operations.
     Oil production from our tertiary operations averaged of 10,114 BOE/d in the third quarter of 2006, a 14% increase over the third quarter of 2005 tertiary production level of 8,850 BOE/d, but approximately the same as our second quarter 2006 production level. Our CO2 injections have been less than we originally forecasted due to a series of delays in obtaining equipment or completing facilities, resulting in a corresponding shortfall between our forecasted and actual tertiary oil production. We believe this temporary fluctuation in oil production does not indicate any issue with the proved and potential oil reserves recoverable with CO2 because the historical correlation between oil production and CO2 injections remains high.
     2006 Acquisitions. On January 31, 2006, we completed an acquisition of three producing oil properties that are future potential CO2 tertiary oil flood candidates: Tinsley Field approximately 40 miles northwest of Jackson, Mississippi, Citronelle Field in Southwest Alabama, and the smaller South Cypress Creek Field near the Company’s Eucutta Field in Eastern Mississippi. We have begun our initial tertiary development work at Tinsley Field, consisting primarily of planning, land and engineering work, with more extensive development and facility construction planned for 2007. The timing of tertiary development at Citronelle Field is uncertain as we will need to build a 60-to-70 mile extension of our Free State pipeline (CO2 pipeline from Jackson to East Mississippi) before flooding can commence, and South Cypress Creek will probably be flooded following our initial development of our other East Mississippi properties. The adjusted purchase price for these three properties was approximately $250 million, after adjusting for interim net cash flow and minor purchase price adjustments. The acquisition was funded with proceeds of the $150 million of senior subordinated notes issued in December 2005 and $100 million of bank financing under the Company’s existing credit facility (repaid in April 2006 with proceeds from our equity offering at that time). During the third quarter of 2006, these fields produced an average of 2,339 BOE/d, up slightly from the 2,200 BOE/d at the time of acquisition. As of December 31, 2005, these fields had proved reserves of approximately 14.4 million BOEs. We operate all three fields and own the majority of the working interests.
     During May 2006, we purchased the Delhi Holt-Bryant Unit (“Delhi”) in northern Louisiana for $50 million, plus a 25% reversionary interest to the seller after we have achieved $200 million in net operating revenue, as defined. Delhi is also a future potential CO2 tertiary oil flood candidate that will require construction of a CO2 pipeline before flooding can commence, with current plans to make such a line an extension of the larger, new CO2 pipeline currently planned from Jackson Dome to Tinsley Field. Our goal is to have this CO2 line installed within the next two years, with initial oil production from tertiary operations currently anticipated during 2010. Currently, there are neither significant oil production nor proved oil reserves at Delhi.
     April 2006 Equity Offering. On April 25, 2006, we closed the $125 million sale (net to Denbury) of 3,492,595 shares of common stock in a public offering. We used the net proceeds from the offering to repay then current borrowings under our bank credit facility, which were $120 million as of that date, the majority of which was incurred to partially fund our $250 million acquisition of three properties in January 2006.
Capital Resources and Liquidity
     Our current capital budget for 2006, excluding acquisitions, is approximately $550 million, which at commodity futures prices as of the end of October 2006, is estimated to be at least $100 million more than our anticipated cash flow from operations, a shortfall which primarily results from the drop in commodity prices during the last few months. As of November 1, 2006, we had $84 million of bank debt outstanding, an amount that we estimate will increase another

DENBURY RESOURCES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$10 million to $20 million during the fourth quarter to fund our capital program. We expect to end the year with around $100 million of bank debt. Further, we continue to pursue additional acquisitions of mature oil fields that have potential as future tertiary flood candidates. These possible acquisitions are difficult to forecast and the purchase price can vary widely depending on the level of existing production and conventional proved reserves and commodity prices. Any additional acquisitions would be funded, at least temporarily, with bank or other debt. With the recent increase in our borrowing base (see “Revised bank credit agreement” below), we have more borrowing capacity than we currently plan or desire to use as our goal is to maintain our strong financial position.
     We have not finalized our 2007 capital budget, but preliminarily expect it to be between $550 million and $650 million, excluding any potential acquisitions. This preliminary 2007 program includes an estimated $80 million to $90 million for a CO2 pipeline from our CO2 source at Jackson Dome to Tinsley and Delhi Fields, two oil fields acquired during 2006. It is our intent to refinance this pipeline, and one (or both) of our existing CO2 pipelines, with Genesis Energy, L.P. by entering into some type of long-term financing or sale transaction, effectively paying for the cost of the pipeline over time and recouping cash previously spent. We have discussed with Genesis any such financing being conditioned upon Genesis achieving certain goals, primarily the acquisition of other economic projects that are not related to Denbury, based upon acquisition by Genesis of $1.50 of non-Denbury-related acquisitions for every $1.00 of financings or sales with Denbury. If Genesis is successful in acquiring properties from third parties and we reach mutually agreeable terms with Genesis to sell them certain Denbury properties, and if commodity prices do not decrease any further, we will likely spend at or near the upper end of our preliminary 2007 capital budget range. Otherwise, we will likely reduce our capital program to some degree to remain closer to our anticipated cash flow from operations.
     Preliminarily, approximately 50% of our 2007 budget is expected to be spent on tertiary related operations, approximately 25% in the Barnett Shale area, and approximately 10% on exploration projects, with the balance spent on our properties in Mississippi or Louisiana. The 2007 budget will be set and approved by our Board of Directors at our next regularly scheduled board meeting in December 2006.
     Revised bank credit agreement. On September 14, 2006, we entered into a Sixth Amended and Restated Credit Agreement with our nine banks, led by JPMorgan Chase Bank, N.A., as administrative agent. The new agreement (i) improves the credit pricing under the agreement, (ii) extends the term of the credit arrangements by two and one-half years to September 14, 2011, (iii) increases the borrowing base from $300 million to $500 million, (iv) increases the maximum facility size from $300 million to $800 million, and (v) makes other minor modifications. Under the new agreement, the commitment amount remained at $150 million. The borrowing base represents the amount that can be borrowed from a credit standpoint based on our assets, as confirmed by the banks, while the commitment amount is the amount the banks have committed to fund pursuant to the terms of the credit agreement. The banks have the option to participate in any borrowing request by us in excess of the commitment amount ($150 million), up to the borrowing base limit, although the banks are not obligated to fund any amount in excess of the commitment amount. At September 30, 2006, we had outstanding $375.0 million (principal amount) of 7.5% subordinated notes, approximately $6.0 million of capital lease commitments, $70.0 million of bank debt, and a working capital deficit of approximately $33.2 million.
Sources and Uses of Capital Resources
     During the first nine months of 2006, we spent $377.0 million on oil and natural gas exploration and development, $42.6 million on CO2 exploration and development, and approximately $315.7 million on property acquisitions, for total capital expenditures of approximately $735.3 million. Our exploration and development expenditures included approximately $164.6 million spent on drilling, $22.7 million spent on geological, geophysical and acreage expenditures and $189.7 million incurred on facilities and recompletion costs. We funded these expenditures with $344.3 million of cash flow from operations, $125 million of equity, $70 million of bank borrowings, and a $13 million increase in our accrued capital expenditures, with the balance funded with working capital, predominately cash from the December 2005 issuance of $150 million of subordinated debt. Adjusted cash flow from operations (a non-GAAP measure defined as cash flow from operations before changes in assets and liabilities as discussed below under “Results of Operations-Operating Results”) was $355.6 million for the first nine months of 2006, while cash flow from operations for the same period, the GAAP measure, was $344.3 million.

DENBURY RESOURCES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Last year, during the first nine months of 2005 we spent $210.9 million on oil and natural gas exploration and development, $49.9 million on CO2 exploration and development (including $27.9 million on our CO2 pipeline being constructed to East Mississippi), and approximately $71.2 million on property acquisitions, for total capital expenditures of approximately $332.0 million. Our exploration and development expenditures included approximately $94.9 million spent for drilling, $20.1 million for geological, geophysical and acreage expenditures and $95.8 million for facilities and recompletion costs. Our 2005 first nine-month acquisition expenditures included the purchase of additional interest and acreage in the Barnett Shale area and purchase of two oil fields that may be potential tertiary flood candidates in the future, Cranfield and Lake St. John fields. We funded these expenditures with $231.3 million of cash flow from operations, $20.0 million of net bank borrowings, and a $19.9 million increase in our accrued capital expenditures, with the balance funded with cash remaining from our 2004 offshore property sale. Adjusted cash flow from operations (a non-GAAP measure defined as cash flow from operations before changes in assets and liabilities as discussed under “Results of Operations — Operating Results” below) was $238.7 million for the first nine months of 2005, while cash flow from operations for the same period, the GAAP measure, was $231.3 million.
Off-Balance Sheet Arrangements
Commitments and Obligations
     Our obligations that are not currently recorded on our balance sheet consist of our operating leases and various obligations for development and exploratory expenditures arising from purchase agreements, our capital expenditure program, or other transactions common to our industry. In addition, in order to recover our proved undeveloped reserves, we must also fund the associated future development costs as forecasted in the proved reserve reports. Further, one of our subsidiaries, the general partner of Genesis Energy, L.P., has guaranteed the bank debt of Genesis (which as of September 30, 2006, consisted of $6.0 million of debt and $9.2 million in letters of credit) and we have delivery obligations to deliver CO2 to industrial customers. In June 2006, we extended our Plano, Texas office lease term by 10 years, to 2019. The total minimum lease payments under the lease are approximately $32 million during the 13 year period. Lease payments are payable monthly and are approximately $2 million per year initially and increase to approximately $2.7 million per year by the end of the term.
     During the third quarter of 2006, we committed to purchase a manufactured (anthropogenic) source of CO2, the by-product of a planned petroleum coke gasification plant in Louisiana scheduled to commence operations in 2010. This plant, if completed, is expected to produce between 190 MMcf/d and 225 MMcf/d of CO2 and our purchase price will vary depending on the oil price at that time and the level of compression provided by the seller. We currently estimate that our annual minimum purchase commitment will be $2.0 million over a 15 year period, but the actual purchase price could be several times that minimum amount. Our commitment is only binding if the plant is constructed, which is still uncertain as the plant is in a pre-construction phase.
     Our derivative contracts are discussed in Note 8 to the Unaudited Condensed Consolidated Financial Statements. Neither the amounts nor the terms of these non-balance sheet commitments or contingent obligations have changed significantly, other than as disclosed above, from the year-end 2005 amounts reflected in our Form 10-K filed in March 2006. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Off-Balance Sheet Arrangements — Commitments and Obligations” contained in our 2005 Form 10-K for further information regarding our commitments and obligations.
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
     We originally planned to drill three new CO2 source wells during 2006. The first well drilled in early 2006 is currently awaiting connection to facilities, the construction of which has been delayed from the originally estimated completion date. Preliminary indications are that while this well added only minor incremental reserves, it should, upon completion, further increase our maximum potential CO2 production rate by 10 MMcf/d to 20 MMcf/d, to a total level between 450 MMcf/d to 500 MMcf/d. We have had various drilling problems with our second well and have sidetracked it twice, and as a result, the well is almost three months behind schedule and still drilling. This development well is not expected to add any significant incremental CO2 reserves, but should further increase our total productive capacity. As a result of the delays in the second well, which is nearing total depth, we recently contracted a second rig to spud the third well, which has commenced drilling but is not expected to reach total depth until the first quarter of 2007. Drilling is expected to continue for the foreseeable future as our CO2 production capacity must continue to increase in order to meet our long-term oil production goals, and we are attempting to increase our proven CO2 reserves in order to further expand our tertiary operations. During the third quarter of 2006, our CO2 production averaged 352 MMcf/d, as compared to 253 MMcf/d during the third quarter of 2005. We used 74% of the 2006 volumes, or 260 MMcf/d, in our tertiary operations, and sold the balance to our industrial customers or to Genesis pursuant to our volumetric production payments.
     Oil production from our tertiary operations averaged 10,114 BOE/d in the third quarter of 2006, a 14% increase over our third quarter of 2005 tertiary production level of 8,850 BOE/d, but approximately the same as tertiary oil production in the second quarter of 2006. Our CO2 injections have been less than we forecasted due to a series of different types of delays in obtaining equipment or completing facilities, resulting in a corresponding shortfall between our forecasted and actual tertiary oil production. This temporary fluctuation in oil production does not indicate any issue with the proved and potential oil reserves recoverable with CO2 because the historical correlation between oil production and CO2 injections remains high.

	Average Daily Production (BOE/d)
	First	Second	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Tertiary Oil Field	2005	2005	2005	2005	2006	2006	2006

Brookhaven	—	—	—	125	547	798	965
Little Creek & Lazy Creek	3,709	3,847	3,357	3,210	3,006	3,056	2,623
Mallalieu (East and West)	4,235	4,582	4,565	5,562	5,219	5,385	5,243
McComb & Olive	700	988	928	1,011	932	1,062	1,242
Smithdale	—	—	—	31	54	74	41

Total tertiary oil production	8,644	9,417	8,850	9,939	9,758	10,375	10,114

     We spent approximately $0.20 per Mcf to produce our CO2 during the third quarter of 2006, up from the 2005 third quarter average of $0.17 per Mcf, principally as a result of higher oil commodity prices, which results in higher royalty payments, and higher labor, utilities and equipment rental expense. Our estimated total cost per thousand cubic feet of CO2 during the third quarter of 2006 was approximately $0.30, after inclusion of depreciation and amortization expense, up from the 2005 average of $0.25 per Mcf for these same reasons. On a nine month basis, we spent approximately $0.20 per Mcf to produce our CO2 during the first nine months of 2006, higher than our 2005 nine month average of $0.15 per Mcf, an increase consistent with the comparable quarterly trends. Our estimated total cost per thousand cubic feet of CO2 during the first nine months of 2006 was approximately $0.29, after inclusion of depreciation and amortization expense.
     For the third quarter of 2006, our operating costs for our tertiary properties averaged $17.61 per BOE, up significantly from the $11.95 per BOE average in the third quarter of 2005 and from our 2005 annual average of $12.00 per BOE, but approximately the same as our second quarter of 2006 average of $17.42 per BOE. The higher costs were a result of higher CO2 costs which represent approximately 30% of our total tertiary operating costs (see prior paragraph), higher fuel and energy costs (which represent almost 35% of our total tertiary operating costs), higher rental payments on leased equipment, and general cost inflation in the industry, partially offset by higher production levels. In addition, we

DENBURY RESOURCES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
incurred approximately $2.4 million, or approximately $2.59 per BOE during the third quarter of 2006, for operating expenses at three new tertiary floods where we commenced operations but have not yet seen any production response (initial response is expected late in 2006 or in early 2007).
Operating Results
     As summarized in the “Overview” section above and discussed in more detail below, higher production levels, mark-to-market derivative income, partially offset by higher operating expenses, resulted in near-record quarterly earnings and cash flow from operations. Included in the first nine months of 2006 net income is the effect of approximately $5.8 million of non-cash charges related to the adoption of SFAS No. 123(R) as of January 1, 2006, relating to certain stock-based compensation that was previously only reflected as a footnote disclosure and not recorded in the financial statements (See Note 6 to the Unaudited Condensed Consolidated Financial Statements) and approximately $6.0 million of other non-cash stock charges associated with the departure of a senior vice president and retirement of another vice president, both during 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts in thousands, except per share amounts	2006	2005	2006	2005
Net income	$59,294	$38,546	$147,334	$109,285
Net income per common share — basic	0.50	0.34	1.27	0.98
Net income per common share — diluted	0.48	0.32	1.20	0.92

Adjusted cash flow from operations (see below)	$118,983	$87,346	$355,625	$238,708
Net change in assets and liabilities relating to operations	16,382	(11,059)	(11,331)	(7,407)

Cash flow from operations (1)	$135,365	$76,287	$344,294	$231,301

(1)	Net cash flow provided by operations as per the Unaudited Condensed Consolidated Statements of Cash Flows.
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
     The net change in assets and liabilities relating to operations is also important as it does require or provide additional cash for use in our business; however, we prefer to discuss its effect separately. For instance, as noted above, during the first nine months of 2006, we used cash because of increases in trade and other receivables of approximately $12.7 million, while the other working capital changes generally offset each other. Conversely, during the first nine months of 2005, our accrued production receivables and trade accounts receivable increased as a result of higher revenue and increased spending, resulting in a $14.3 million use of cash; however, this was partially offset by increases in our accounts payable, accrued liabilities and production payable which resulted in additional cash resources of $7.5 million.
     Certain of our operating results and statistics for the comparative third quarters and first nine months of 2006 and 2005 are included in the following table.

DENBURY RESOURCES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Average daily production volumes
Bbls/d	23,468	18,369	23,018	19,745
Mcf/d	84,557	53,854	82,912	56,556
BOE/d (1)	37,561	27,345	36,837	29,171
Operating revenues (Thousands)
Oil sales	$138,172	$95,987	$387,731	$264,337
Natural gas sales	49,626	42,561	165,014	110,999

Total oil and natural gas sales	$187,798	$138,548	$552,745	$375,336

Oil and gas derivative contracts (2) (Thousands)
Cash expense on settlements of derivative contracts	$(2,207)	$(3,765)	$(5,187)	$(6,640)
Non-cash derivative (expense) income	14,582	(8,053)	(5,597)	(11,974)

Total income (expense) from oil and gas derivative contracts	$12,375	$(11,818)	$(10,784)	$(18,614)

Operating expenses (Thousands)
Lease operating expenses	$42,225	$25,983	$120,148	$75,702
Production taxes and marketing expenses	9,749	7,018	27,272	19,726

Total production expenses (3)	$51,974	$33,001	$147,420	$95,428

CO2 sales and transportation fees (4)	$2,687	$2,594	$7,049	$5,841
CO2 operating expenses	842	631	2,272	1,422

CO2 operating margin	$1,845	$1,963	$4,777	$4,419

Unit prices — including impact of derivative settlements
Oil price per Bbl	$62.97	$56.80	$60.88	$49.04
Gas price per Mcf	6.38	7.83	7.29	6.76

Unit prices — excluding impact of derivative settlements
Oil price per Bbl	$64.00	$56.80	$61.70	$49.04
Gas price per Mcf	6.38	8.59	7.29	7.19

Oil and gas operating revenues and expenses per BOE (1):
Oil and natural gas revenues	$54.35	$55.07	$54.96	$47.13

Oil and gas lease operating expenses	$12.22	$10.33	$11.95	$9.51
Oil and gas production taxes and marketing expense	2.82	2.79	2.71	2.48

Total oil and gas production expenses	$15.04	$13.12	$14.66	$11.99

(1)	Barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of natural gas (“BOE”).

(2)	See also “Market Risk Management” below for information concerning the Company’s hedging transactions.

(3)	Includes Transportation expense — Genesis.

(4)	Includes deferred revenue of $1.2 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively, and $3.2 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively, associated with a volumetric production payment with Genesis. Includes transportation income from Genesis of $1.3 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively, and $3.5 million and $2.3 million for the nine months ended September 30, 2006 and 2005, respectively.

DENBURY RESOURCES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Production: Production by area for each of the quarters of 2005 and the first, second, and third quarters of 2006 is listed in the following table.

	Average Daily Production (BOE/d)
	First	Second	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Operating Area	2005	2005	2005	2005	2006	2006	2006

Mississippi — non-CO2 floods	13,057	12,788	10,998	11,475	12,455	12,633	13,069

Mississippi — CO2 floods	8,644	9,417	8,850	9,939	9,758	10,375	10,114

Onshore Louisiana	6,710	5,791	5,169	6,992	8,349	8,623	8,221

Barnett Shale	1,313	2,052	2,150	3,048	3,953	4,621	4,952

Alabama	—	37	126	141	917	1,213	1,215

Other (1)	—	384	52	54	22	9	(10)

Total Company	29,724	30,469	27,345	31,649	35,454	37,474	37,561

(1)	Primarily represents production from an offshore property retained from July 2004 offshore sale.
     As outlined in the above table, production in the third quarter of 2006 increased 37% (10,216 BOE/d) over third quarter of 2005 levels, up slightly from second quarter 2006 levels, and up 26% during the comparable first nine month periods. The third quarter of 2005 was negatively affected by Hurricanes Katrina and Rita, as approximately 3,800 BOE/d of production is estimated as having been deferred during that period. If last year’s production is adjusted to include deferred production, the production increase between the comparative quarters would be reduced to approximately 21%, or approximately 6,400 BOE/d. Of this adjusted quarterly increase, the January 2006 acquisition contributed approximately 2,339 BOE/d of the increase (37%) in the 2006 third quarter average production (1,255 BOE/d to the Mississippi – non-CO2 floods and 1,084 BOE/d to Alabama in the above table). These newly acquired properties contributed approximately 2,199 BOE/d to our average production in the second quarter of 2006, and approximately 2/3rds of that amount (two months production) during the first quarter of 2006. Our onshore Louisiana production for the first nine months of 2006 increased 2,512 BOE/d (43% increase) over the prior year’s first nine months level, due primarily to production increases at Thornwell and South Chauvin Fields as a result of 2005 and 2006 drilling activity in that area. The quarter-to-quarter fluctuations in Louisiana are a result of various wells coming on production, offset by depletion of others. Our Louisiana properties are generally shorter-lived properties than our properties in most other areas and therefore decline rather rapidly, requiring a consistent increase in new production in order to maintain production levels there.
     Our production in the Barnett Shale area during the first nine months of 2006 increased 2,671 BOE/d (145% increase) over our first nine months of 2005 level, also as a result of increased drilling activity, with 40 to 50 wells planned in 2006. Production from this area has increased every quarter during the last two years, although this upward trend may not continue much longer as our activity level there is not expected to increase further.
     Production in the Mississippi – non-CO2 floods area changed only modestly during the last three quarters (before giving effect to the January 2006 acquisition related increase noted above), following modest declines early in 2005. Recent drilling activity in the Heidelberg Selma Chalk (natural gas) has increased production there slightly in recent quarters. See “CO2 Operations” above for a discussion of the tertiary related production.
     Our production for the third quarter of 2006 was weighted toward oil (62%), slightly less than the percentage of oil production (67%) during the third quarter of 2005, as a result of the recent increases in natural gas production in the Barnett Shale area and Louisiana.

DENBURY RESOURCES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Oil and Natural Gas Revenues: Oil and natural gas revenues for the third quarter of 2006 increased $49.2 million, or 36%, from revenues in the comparable quarter of 2005, primarily as a result of higher production. When comparing the respective nine month periods, revenues increased $177.4 million, or 47%, as production also increased, assisted by higher commodity prices. Cash payments associated with our commodity derivative contracts of $2.2 million and $3.8 million for the third quarters of 2006 and 2005, respectively, were not significant to either period. See “Market Risk Management” for additional information regarding our hedging activities.
     The 37% increase in production in the third quarter of 2006, as compared to production in the third quarter of 2005, increased oil and natural gas revenues by $51.8 million (105% of the total revenue increase), while slightly lower overall commodity prices in the 2006 quarterly period reduced revenue by $2.5 million, or 5% of the total revenue increase. On a nine month basis, the 26% increase in production in the first nine months of 2006, as compared to production in the first nine months of 2005, increased oil and natural gas revenues by $98.6 million (56% of the total revenue increase), and the increase in overall commodity prices in the 2006 nine month period increased revenue by $78.8 million, or 44% of the total revenue increase. Crude oil prices were higher in both 2006 periods than in the comparative 2005 periods, while natural gas prices were higher in 2006 for the comparative nine month periods, but lower during the third quarter of 2006 as compared to the third quarter of 2005. Our realized oil prices (excluding hedges) increased by 13% between the third quarters of 2005 and 2006 and by 26% between the comparable nine month periods, while our realized natural gas prices (excluding hedges) decreased by 26% between the third quarters of 2005 and 2006, but increased slightly by 1% between the comparable nine month periods. On a combined BOE basis, commodity prices were 1% lower in 2006 for the comparative third quarters and 17% higher for 2006 for the comparative first nine month periods.
     The differentials between our net realized oil prices (excluding commodity derivative contracts) and NYMEX prices were slightly higher for the first nine months of 2006 as compared to the first nine months of 2005 and the comparative third quarter periods. Our average oil differential for the first nine months of 2006 was approximately $6.60 per Bbl as compared to $6.45 per Bbl during the first nine months of 2005 and an average of $6.17 per Bbl during the fourth quarter of 2005. On a quarterly basis, the average oil differential was $6.69 in the third quarter of 2006 as compared to $6.34 in the third quarter of 2005. The higher overall differential in 2006 was primarily related to higher sour crude differentials prices relative to NYMEX during the period. These trends are difficult to accurately forecast.
     Our natural gas differentials relative to NYMEX improved in 2006 as compared to 2005, primarily due to decreasing natural gas prices throughout most of the year. Since most of our natural gas is sold on an index price that is set near the first of each month, the variance will decrease if NYMEX natural gas prices consistently decrease during the quarter. Our average natural gas differential for the first nine months of 2006 was a positive variance of approximately $0.40 per Mcf, as compared to a negative variance of $0.48 per Mcf during the first nine months of 2005 and a negative variance of $1.03 per Mcf during the fourth quarter of 2005. On a quarterly basis, our average natural gas differential for the third quarter of 2006 was a positive variance of approximately $0.24 per Mcf, as compared to a negative variance of $0.97 per Mcf during the third quarter of 2005.
     The changing commodity prices caused fluctuations in the mark-to-market value adjustments of our derivative contracts. We recognized a gain of $14.6 million in the third quarter of 2006 as a result of the decreasing prices, as compared to an expense of $8.1 million during the comparable period in 2005. For the nine month periods, we recognized an expense in both periods, $5.6 million during the 2006 nine month period as compared to $12.0 million in the 2005 nine month period.
     Production Expenses: Our lease operating expenses increased between the comparable first nine months and third quarters on both a per BOE basis and in absolute dollars primarily as a result of (i) our increasing emphasis on tertiary operations (see discussion of those expenses under “CO2 Operations” above), (ii) general cost inflation in our industry, (iii) increased personnel and related costs, (iv) higher fuel and energy costs to operate our properties, (v) increasing lease payments for certain of our tertiary operating facilities, and (vi) higher workover costs. The adoption of SFAS No. 123(R) effective January 1, 2006 (see “Overview – Operating results”) also added approximately $369,000 of non-cash charges to third quarter 2006 results with similar amounts in the first and second quarters of 2006, representing the stock compensation expense pertaining to operating personnel.

DENBURY RESOURCES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     During the third quarter of 2006, operating costs averaged $12.22 per BOE, up from $10.33 per BOE in the third quarter of 2005, and at approximately the same level as the $12.24 per BOE of operating costs incurred in the second quarter of 2006. Operating expenses incurred in connection with our tertiary operations increased from $9.7 million in the third quarter of 2005 to $16.4 million during the third quarter of 2006, as a result of the increased tertiary activity. Tertiary operating expenses were particularly impacted by the higher power and energy costs, higher costs for CO2 and payments on leased facilities and equipment (see “CO2 Operations” above). We expect these increases in tertiary operating costs to continue and to further increase our cost per BOE as tertiary production becomes a more significant portion of our total production and operations. Lease operating expenses related to the properties acquired in the January acquisition were $5.7 million during the third quarter of 2006, and had a higher per BOE cost than our other properties due to repairs and clean-up performed on the properties. The trends were similar when comparing the respective first nine month periods.
     Production taxes and marketing expenses generally change in proportion to commodity prices and production volumes and therefore were higher in the third quarter of 2006 than in the comparable quarter of 2005.
General and Administrative Expenses
     General and administrative (“G&A”) expenses increased 18% between the respective third quarters and 63% between the respective first nine months, as set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net G&A expense (thousands)
Gross G&A expenses	$23,322	$17,737	$70,794	$46,862
State franchise taxes	662	447	1,355	1,065
Operator overhead charges	(11,510)	(7,994)	(31,471)	(22,848)
Capitalized exploration costs	(1,875)	(1,238)	(5,638)	(3,640)

Net G&A expense	$10,599	$8,952	$35,040	$21,439

Average G&A cost per BOE	$3.07	$3.56	$3.48	$2.69
Employees as of September 30	558	433	558	433

     Gross G&A expenses increased $5.6 million, or 31%, between the respective third quarters and $23.9 million, or 51%, between the respective first nine months. The single biggest increase was due to the adoption of SFAS No. 123(R) in January 2006 which increased net G&A expense by approximately $6.6 million during the first nine months of 2006 ($1.7 million during the third quarter of 2006), representing the non-cash charge for stock compensation (mainly stock options and stock appreciation rights) pertaining to personnel charged to G&A. In addition, the third quarter of 2006 includes approximately $730,000 of non-cash compensation expense associated with the amortization of deferred compensation resulting from the issuance of restricted stock to officers and directors during 2004 which was already being expensed prior to the adoption of SFAS No. 123(R). This quarterly non-cash compensation charge related to the 2004 grants is lower than the $1.0 million charged during the third quarter of 2005 as a result of the departure of two executives during 2006. In the second quarter of 2006, we incurred a $5.3 million charge to earnings related to the modification of the vesting terms of certain restricted stock and stock options previously granted to Mr. Worthey, former Senior Vice-President of Operations, associated with his departure. We also expensed approximately $750,000 in the third quarter of 2006 related to the retirement of our Vice President of Marketing.
     G&A also increased along with higher compensation costs due to additional employees, associated expenses and wage increases. From September 30, 2005 to September 30, 2006, we had a net increase of 29% in our employee count related to our acquisitions and increased activity level. In addition, due to increased competitive pressures in the industry, our wages are increasing at a rate higher than general inflation and we expect this trend to continue. As such, we granted a 5% pay raise to all employees effective July 1, 2006 in order to remain competitive with industry compensation levels. During the third quarter of 2005, we had one significant non-recurring item wherein we expensed $1.3 million for food,

DENBURY RESOURCES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
water, gasoline, power generators, and other essential supplies provided as part of relief efforts in Mississippi and Louisiana following the hurricanes that quarter.
     The increase in gross G&A was offset in part by an increase in operator overhead recovery charges in the third quarter and first nine months of 2006. Our well operating agreements allow us, when we are the operator, to charge a well with a specified overhead rate during the drilling phase and also to charge a monthly fixed overhead rate for each producing well. As a result of our acquisitions and incremental drilling and development activity during the third quarter and first nine months of 2006, the amount we recovered as operator overhead charges increased by 44% between the third quarters of 2005 and 2006 and increased by 38% between the first nine months of 2005 and 2006. The operator overhead recovery charges also increased as a result of the allocation to operations of stock compensation cost related to the adoption of SFAS No. 123(R). Capitalized exploration costs also increased by 51% between the third quarters of 2005 and 2006 and increased by 55% between the first nine months of 2005 and 2006 as a result of increased compensation costs, most of which relates to stock based compensation related to the adopted of SFAS No. 123(R).
     The net effect was an 18% increase in net G&A expense between the respective third quarters and a 63% increase between the first nine months of 2006 and 2005. On a per BOE basis, G&A costs decreased 14% in the third quarter of 2006 as compared to the level of such costs in the third quarter of 2005, and increased 29% for the comparative first nine months of 2006 and 2005, both better results than the increase in gross costs as a result of the higher production levels.
Interest and Financing Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts in thousands, except per BOE amounts	2006	2005	2006	2005
Cash interest expense	$8,456	$4,658	$24,902	$13,694
Non-cash interest expense	284	264	852	673
Less: Capitalized interest	(3,731)	(415)	(6,740)	(1,049)

Interest expense	$5,009	$4,507	$19,014	$13,318

Interest and other income	$1,559	$716	$4,403	$2,026

Average net cash interest expense per BOE (1)	$0.92	$1.43	$1.38	$1.34
Average interest rate (2)	7.5%	7.5%	7.4%	7.5%
Average debt outstanding	$452,638	$249,711	$447,813	$242,711

(1)	Cash interest expense less capitalized interest less Interest and other income on BOE basis.

(2)	Includes commitment fees but excludes amortization of discount and debt issue costs.
     Interest expense increased when comparing the third quarters and first nine months of 2005 and 2006, primarily due to substantially higher average debt levels offset in part by higher interest capitalized on our significant unevaluated properties, primarily related to the two recent acquisitions. Debt levels were unusually low in the first half of 2005 following the sale of our offshore properties in mid-2004. Conversely, debt levels increased in the first quarter of 2006 following the $250 million acquisition which closed at the end of January, funded by $150 million of subordinated debt issued in December 2005 and $100 million of bank debt borrowed at closing. The bank debt was repaid in April 2006 with the proceeds from the recent equity offering (see “Overview – April 2006 Equity Offering”), but an additional $50 million was subsequently borrowed to fund the Delhi acquisition (see “Overview – Recent Acquisitions”) and an additional $20 million for general working capital, leaving us with total bank debt of $70 million as of September 30, 2006.

DENBURY RESOURCES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depletion, Depreciation and Amortization

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts in thousands, except per BOE amounts	2006	2005	2006	2005
Depletion and depreciation of oil and natural gas properties	$36,681	$21,878	$98,197	$63,414
Depletion and depreciation of CO2 assets	2,371	1,311	6,051	3,685
Asset retirement obligations	677	435	1,863	1,278
Depreciation of other fixed assets	1,459	716	3,972	1,896

Total DD&A	$41,188	$24,340	$110,083	$70,273

DD&A per BOE:
Oil and natural gas properties	$10.81	$8.87	$9.95	$8.12
CO2 assets and other fixed assets	1.11	0.81	1.00	0.70

Total DD&A cost per BOE	$11.92	$9.68	$10.95	$8.82

     Our depletion, depreciation and amortization (“DD&A”) rate on a per BOE basis increased 23% between the respective third quarters and increased 24% between the respective first nine months, primarily due to rising costs, although a minor reserve revision and lower commodity prices also contributed to the increase. As a result of cost inflation in the industry, we have adjusted the estimated future development costs on our undeveloped properties upward almost every quarter, the primary factor in rising DD&A rates per BOE. Our third quarter 2006 DD&A rate was also negatively impacted by a writedown of reserves on our Westervelt well, on the Gumbo prospect in Terrebonne Parish, as the production results during the first month of production indicate substantially lower reserves than the originally estimated two MMBOE. We are still optimistic about the potential of the prospect area and recently spudded a second well in this prospect area. Further, the decline in commodity prices during the third quarter resulted in our losing approximately 1.0 MMBOE of proved reserves at September 30, 2006 as compared to reserve quantities at June 30, 2006. representing the reduction of reserves due to a shorter economic life when commodity prices decrease.
     We allocated approximately $124 million of our $250 million January 2006 acquisition and virtually all of the second quarter 2006 $50 million Delhi acquisition to unevaluated properties to reflect the significant potential reserves that we considered to be part of these acquisitions. As a result, these acquisitions did not materially affect our overall DD&A rate, as the amount included in our full cost pool was a cost per BOE relatively consistent with our overall DD&A rate. We booked approximately 3.2 MMBbls of incremental oil reserves related to our tertiary operations during the first half of 2006, which historically have had a lower finding and development cost than our overall company average. Although we initiated CO2 injections at three East Mississippi fields in the first nine months of 2006, the magnitude and ability to book any potential incremental proved reserves at these fields before year-end 2006 will largely depend on the timing of the production response at two of these fields, Soso and Martinville. We continually evaluate the performance of our other tertiary projects and if performance indicates that we are reasonably certain of recovering additional reserves from these floods, we recognize those incremental reserves in that quarter. Since we adjust our DD&A rate each quarter based on any changes in our estimates of oil and natural gas reserves and costs, our DD&A rate could change significantly in the future.
     Our DD&A rate for our CO2 and other general corporate fixed assets increased in the first nine months of 2006 as compared to the DD&A rate during the comparative first nine months in 2005 as a result of the Free State CO2 pipeline which went into service late in the first quarter, the additional costs incurred drilling CO2 wells during each year and higher associated future development costs, partially offset by an increase in CO2 reserves from 2.7 Tcf as of December 31, 2004, to 4.6 Tcf as of December 31, 2005 (100% working interest basis before amounts attributable to Genesis’ volumetric production payments).

DENBURY RESOURCES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amounts in thousands, except per BOE amounts and tax rates	2006	2005	2006	2005
Current income tax expense	$5,419	$7,684	$12,856	$17,320
Deferred income tax expense	30,251	12,324	80,110	36,380

Total income tax expense	$35,670	$20,008	$92,966	$53,700

Average income tax expense per BOE	$10.32	$7.95	$9.24	$6.74
Effective tax rate	37.6%	34.2%	38.7%	32.9%

     Our income tax provision for the 2006 and 2005 periods was based on an estimated statutory tax rate of approximately 39%. For the first nine months of 2005, our net effective tax rate was 32.9%, lower than the statutory rate primarily due to the recognition of enhanced oil recovery credits (“EOR”) which lowered our overall tax expense. For 2006 we will not earn any additional EOR credits because of the high oil prices during 2005, which completely phased out our ability to earn any additional credits for 2006. As a result, our effective tax rate will more closely approximate our statutory tax rate in 2006. Under the recently adopted accounting rules of SFAS No. 123(R), a tax benefit, if any, for compensation expenses arising from the issuance of incentive stock options (the majority of our options issued prior to 2006) is not recognizable during the vesting period, the period during which they are expensed for book purposes, which also caused a slight increase in our effective tax rate in 2006. Our effective tax rates for the third quarter and nine months ended September 30, 2006 are slightly less than our estimated statutory rate due primarily to a revision to our previous estimate of EOR credits.
     In both periods, the current income tax expense represents our anticipated alternative minimum cash taxes that we cannot offset with EOR credits. As of December 31, 2005, we had an estimated $44.7 million of EOR credit carryforwards that we can utilize to reduce a portion of our cash taxes. These EOR credits do not begin to expire until 2023.

DENBURY RESOURCES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Per BOE Data
     The following table summarizes our cash flow, DD&A and results of operations on a per BOE basis for the comparative periods. Each of the individual components is discussed above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Per BOE data	2006	2005	2006	2005
Oil and natural gas revenues	$54.35	$55.07	$54.96	$47.13
Loss on settlements of derivative contracts	(0.64)	(1.50)	(0.52)	(0.83)
Lease operating expenses	(12.22)	(10.33)	(11.95)	(9.51)
Production taxes and marketing expenses	(2.82)	(2.79)	(2.71)	(2.48)

Production netback	38.67	40.45	39.78	34.31
Non-tertiary CO2 operating margin	0.53	0.78	0.48	0.55
General and administrative expenses	(3.07)	(3.56)	(3.48)	(2.69)
Net cash interest expense	(0.92)	(1.43)	(1.38)	(1.34)
Current income taxes and other	(0.78)	(1.52)	(0.04)	(0.86)
Changes in assets and liabilities relating to operations	4.74	(4.40)	(1.12)	(0.93)

Cash flow from operations	39.17	30.32	34.24	29.04
DD&A	(11.92)	(9.68)	(10.95)	(8.82)
Deferred income taxes	(8.75)	(4.90)	(7.97)	(4.57)
Non-cash hedging adjustments	4.22	(3.20)	(0.56)	(1.50)
Changes in assets and liabilities and other non-cash items	(5.56)	2.78	(0.11)	(0.43)

Net income	$17.16	$15.32	$14.65	$13.72

DENBURY RESOURCES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Market Risk Management
     We finance some of our acquisitions and other expenditures with fixed and variable rate debt. These debt agreements expose us to market risk related to changes in interest rates. The following table presents the carrying and fair values of our debt, along with average interest rates. We had $70.0 million of bank debt outstanding as of September 30, 2006 and none at December 31, 2005. The fair value of the subordinated debt is based on quoted market prices. None of our debt has any triggers or covenants regarding our debt ratings with rating agencies.

	Expected Maturity Dates
				Carrying	Fair
Amounts in thousands	2011	2013	2015	Value	Value
Variable rate debt:
Bank debt	$70,000	$—	$—	$70,000	$70,000
(The weighted-average interest rate on the bank debt at September 30, 2006 is 6.3%)

Fixed rate debt:
7.5% subordinated debt, net of discount, due 2013	$—	$225,000	$—	$223,737	$233,438
(The interest rate on the subordinated debt is a fixed rate of 7.5%)

7.5% subordinated debt, due 2015	$—	$—	$150,000	$150,000	$155,625
(The interest on the subordinated debt is a fixed rate of 7.5%)
     From time to time, we enter into various derivative contracts to economically hedge our exposure to commodity price risk associated with anticipated future oil and natural gas production. We do not hold or issue derivative financial instruments for trading purposes. For 2005 and beyond, we have entered into fewer derivative contracts, primarily because of our strong financial position resulting from our lower levels of debt relative to our cash flow from operations. (Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and the sections entitled “Market Risk Management” contained in our 2005 Form 10-K for further information regarding our hedging activities). When we make a significant acquisition, we generally attempt to hedge a large percentage, up to 100%, of the forecasted proved production for the subsequent one to three years following the acquisition in order to help provide us with a minimum return on our investment. As of September 30, 2006, the only derivative contracts we have in place relate to the $250 million acquisition that closed on January 31, 2006, on which we entered into swap contracts to cover 100% of the estimated proved production for three years at the time we signed the purchase and sale agreement in November 2005. While these derivative contracts related to the acquisition represent less than 6% of our estimated 2006 production, they are intended to help protect our acquisition economics related to the first three years of production from the proved producing reserves that we acquired. These swaps cover 2,200 Bbls/d for 2006 at a price of $59.65 per Bbl; 2,000 Bbls/d for 2007 at a price of $58.93 per Bbl; and 2,000 Bbls/d for 2008 at a price of $57.34 per Bbl.
     At September 30, 2006, our derivative contracts were recorded at their fair value, which was a net liability of approximately $15.0 million, an increase of approximately $5.6 million from the $9.4 million fair value liability recorded as of December 31, 2005. This change is the result of a decrease in the fair market value of our hedges due to an increase in oil prices between December 31, 2005 and September 30, 2006.
     Based on NYMEX crude oil futures prices at September 30, 2006, oil prices were higher than the swap prices of our outstanding derivative contracts so we would not expect to receive any funds even if oil prices were to drop 10%. Based on NYMEX futures prices at September 30, 2006, we would expect to make future cash payments of $15.9 million on our oil commodity hedges. If oil futures prices were to decline by 10%, the amount we would expect to pay under our oil commodity hedges would decrease to $4.6 million, and if futures prices were to increase by 10% we would expect to pay $27.2 million.

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
Recent Accounting Pronouncements
     In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact this interpretation will have on our consolidated financial statements. This interpretation will be effective for Denbury beginning January 1, 2007.
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
Part II. Other Information
Item 1. Legal Proceedings
     Information with respect to this item has been incorporated by reference from our Form 10-K for the year ended December 31, 2005. During the second quarter of 2006 we settled litigation that was disclosed in our 2005 Form 10-K, styled Harry Bourg Corporation vs. Exxon Mobil Corporations, et al. During the third quarter of 2006, we settled litigation that was disclosed in our 2005 Form 10-K styled J. Paulin Duhe, Inc. vs. Texaco, Inc. et al. These settlements did not have any material impact on our results of operations or cash flows for any of the periods presented. There have been no other material developments in such legal proceedings since the filing of such Form 10-K.
Item 1.A. Risk Factors
     Information with respect to the risk factors has been incorporated by reference from Item 1.A. of our Form 10-K for the year ended December 31, 2005. There have been no material changes to the risk factors since the filing of such Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total Number of	(d) Maximum Number
	(a) Total		Shares Purchased	of Shares that May
	Number of	(b) Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plan Or
Period	Purchased	per Share	Programs	Programs
July 1 through 31, 2006	—	—
August 1 through 31, 2006	100,565	$34.03
September 1 through 30, 2006	—	—
Total	100,565	$34.03
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

Dated: November 3, 2006