Form 10-K
period 2006-12-31
DENBURY RESOURCES INC
filed 2007-03-01
CIK 945764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
2006 FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 1-12935
DENBURY RESOURCES INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-0467835
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5100 Tennyson Parkway,
Suite 1200, Plano, TX	75024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(972) 673-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock $.001 Par Value	New York Stock Exchange

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
Yes ☐      No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,417,875,900.
The number of shares outstanding of the registrant’s Common Stock as of January 31, 2007, was 120,470,488.
DOCUMENTS INCORPORATED BY REFERENCE

Document:	Incorporated as to:
1. Notice and Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2007.	1. Part III, Items 10, 11, 12, 13, 14

Denbury Resources Inc.
2006 Annual Report on Form 10-K

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

Denbury Resources Inc.
PART I
Item 1. Business
Website Access to Reports
     We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on or through our Internet website, www.denbury.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
The Company
     Denbury Resources Inc. is a Delaware corporation organized under Delaware General Corporation Law (DGCL) and is engaged in the acquisition, development, operation and exploration of oil and natural gas properties in the Gulf Coast region of the United States, primarily in Louisiana, Mississippi, Alabama, and Texas. Our corporate headquarters is located at 5100 Tennyson Parkway, Suite 1200, Plano, Texas 75024, and our phone number is 972-673-2000. At December 31, 2006, we had 596 employees, 390 of whom were employed in field operations or at the field offices. Our employee count does not include the approximately 190 employees of Genesis Energy, Inc. as of December 31, 2006, as its employees exclusively carry out the business activities of Genesis Energy, L.P., which we do not consolidate in our financial statements (see Note 1 to the Consolidated Financial Statements).
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
     Effective December 29, 2003, Denbury Resources Inc. changed its corporate structure to a holding company format. As part of this restructure, Denbury Resources Inc. (predecessor entity) merged into a newly formed limited liability company, and survived as Denbury Onshore, LLC, a Delaware limited liability company and an indirect subsidiary of the newly formed holding company, Denbury Holdings, Inc. Denbury Holdings, Inc. subsequently assumed the name Denbury Resources Inc. (new entity). Stockholders’ ownership interests in the business did not change as a result of the new structure and shares of the Company remain publicly traded under the same symbol (DNR) on the New York Stock Exchange.
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

Denbury Resources Inc.
Acquisitions
     Information as to recent acquisitions and divestitures by Denbury is set forth under Note 2, “Acquisitions and Divestitures,” to the Consolidated Financial Statements.
Oil and Gas Operations
Our CO2 Assets
     During 2006, we concentrated on implementing new tertiary floods in our Phase II fields, Eucutta, Soso and Martinville Fields, while continuing to develop our Phase I fields Little Creek, Mallalieu, McComb and Brookhaven. We increased our potential tertiary flood candidates during 2006 with the acquisition of Tinsley Field (Phase III) and Delhi Field (Phase V), and an option to purchase Hastings Field, adding to our inventory of future tertiary floods. Our tertiary operations are our principal focus and our core assets. During the last seven years, we have learned a considerable amount about tertiary operations and working with carbon dioxide (“CO2”) and our knowledge continues to grow. We like these tertiary operations because (i) CO2 investments provide a reasonable rate of return, even at relatively low oil prices, (ii) tertiary flooding exhibits a lower risk profile, and (iii) to date, in our region of the United States, we have not encountered any industry competition. Generally, from the Texas Gulf Coast to Florida, there are no known significant natural sources of carbon dioxide except our own, and these large volumes of CO2 are the foundation for our entire tertiary program.
     CO2 is one of the most efficient tertiary recovery mechanisms for crude oil. The CO2 acts somewhat like a solvent for the oil, removing it from the oil bearing formation as the CO2 passes through the rock. CO2 tertiary floods are unique because they require large volumes of CO2, which to our knowledge is limited to a few geological basins, one of which is our source near Jackson, Mississippi. Further, the most efficient way to transport CO2 is via dedicated pipelines, which are also in limited supply. Because the sources and methods of transportation of CO2 are limited, only 3% or 250,000 Bbls/d of the United States domestic oil production is derived from tertiary recovery projects.
     Our CO2 source field, Jackson Dome, located near Jackson, Mississippi, was discovered during the 1970s while being explored for hydrocarbons. This significant source of CO2 is the only known one of its kind in the United States east of the Mississippi River. Mississippi’s first enhanced oil recovery project began in the mid 1980s in Little Creek Field following the installation of Shell Oil Company’s Choctaw CO2 Pipeline. The 183-mile Choctaw Pipeline (now referred to as NEJD pipeline) transported CO2 produced from Jackson Dome to Little Creek Field. While the CO2 flood initially proved to be successful in recovering significant amounts of oil, commodity prices at that time made the projects unattractive for Shell and they later sold their oil fields in this area, as well as the CO2 source wells and pipeline.
     While enhanced oil recovery (EOR) projects utilizing CO2 may not be considered a new technology, Denbury applies several additional technologies to the fields: well evaluations, new completion or stimulation techniques, operating equipment and seismic interpretations. We began our CO2 operations in August 1999, when we acquired Little Creek Field in Mississippi, followed by our acquisition of Jackson Dome in 2001. Based upon our success at Little Creek we embarked upon a strategic program to improve our understanding and knowledge of CO2 production and tertiary recovery to build a dominant position in this niche play.
     We talk about our tertiary operations by labeling operating areas or groups of fields as phases. Phase I is in Southwest Mississippi and includes several fields along our 183-mile CO2 pipeline that we acquired in 2001. The most significant fields in this area are Little Creek, Mallalieu, McComb and Brookhaven. Phase II, which we just started with the 2006 completion of our CO2 pipeline to East Mississippi, includes Eucutta, Soso, Martinville and later, Heidelberg Fields. With the properties acquired in our January 2006 acquisition, we have labeled the planned operations at Tinsley Field, Northwest of Jackson Dome, as Phase III. Phase IV includes Cranfield and Lake St. John Fields, two fields near the Mississippi/ Louisiana border acquired in 2005 and which are located west of the Phase I fields. Phase V is Delhi Field, a Louisiana field we acquired in May 2006. We also plan to ultimately flood Citronelle Field, another field acquired in 2006, and Hastings Field, a field on which we recently acquired a purchase option. We have not yet labeled these two fields as a specific phase.

Denbury Resources Inc.
     Jackson Dome. In February 2001, we acquired approximately 800 Bcf of proved producing CO2 reserves for $42.0 million, a purchase that gave us control of most of the CO2 supply in Mississippi, as well as ownership and control of a critical 183-mile CO2 pipeline. This acquisition provided the platform to significantly expand our CO2 tertiary recovery operations by assuring that CO2 would be available to us on a reliable basis and at a reasonable and predictable cost. Since February 2001, we have acquired two additional wells and drilled 11 additional CO2 producing wells, significantly increasing our estimated proved CO2 reserves to approximately 5.5 Tcf as of December 31, 2006, which is more than enough for our existing and currently planned phases of operations. The estimate of 5.5 Tcf of proved CO2 reserves is based on 100% ownership of the CO2 reserves, of which Denbury’s net ownership (net revenue interest) is approximately 4.5 Tcf and is included in the evaluation of proven CO2 reserves prepared by DeGolyer & MacNaughton. In discussing our available CO2 reserves, we make reference to the gross amount of proved reserves, as this is the amount that is available both for Denbury’s tertiary recovery programs and for industrial users who are customers of Denbury and others, as Denbury is responsible for distributing the entire CO2 production stream for both of these uses. Today, we own every producing CO2 well in the region. Although our current proven and potential CO2 reserves are quite large, in order to continue our tertiary development of oil fields in the area, incremental deliverability of CO2 is needed. In order to obtain additional CO2 deliverability, we plan to drill several additional CO2 wells in the future, including up to three additional wells during 2007.
     During the fourth quarter of 2006, we produced an average of 394 MMcf/d of CO2. We sold an average of 78 MMcf/d of CO2 to commercial users and we used an average of 316 MMcf/d for our tertiary activities. We estimate that our current daily CO2 deliverability is around 470 MMcf/d. By year-end 2007, we estimate that our planned tertiary operations will require between 650 and 700 MMcf/d, but with our planned 2007 Jackson Dome projects, we expect to increase our CO2 deliverability to between 700 MMcf/d and 800 MMcf/d by that time. Our geoscientists are using a 100 square mile 3-D seismic survey to locate additional structures that are expected to contain CO2. We plan to continue our CO2 drilling activity in 2007 and beyond, as our CO2 deliverability needs will continue to grow as we expand our planned tertiary projects.
     Man-made CO2 sources. We entered into an agreement and committed to purchase (if the plant is built) 100% of the CO2 production from a man-made (anthropogenic) source of CO2, a planned petroleum coke gasification project scheduled to be completed in 2010. This Faustina plant, proposed to be located near Donaldsonville, Louisiana, will convert petroleum coke into ammonia. As a byproduct of the combustion, large quantities of CO2 will be produced, estimated to be around 200 MMcf/d. We plan to use this CO2 in our tertiary operations to recover oil that may otherwise not be produced. In addition, our use of this CO2 will also eliminate the release of this greenhouse gas into the earth’s atmosphere. The Faustina agreement allows us to add the potential equivalent volume of an additional one Tcf of CO2 over the term of our contract. Construction of this plant has not yet begun, so we are not certain whether this plant will be built, although it appears likely. We are in discussions with several other entities that are considering other types of coal or petroleum coke gasification plants. These plants may convert petroleum coke or coal into a variety of products including ammonia, methanol, synthetic diesel fuel, or electrical power generation. The cost of this man-made CO2 will likely be higher than CO2 from our natural source, but the location of these plants could mitigate some of the incremental cost of transportation. Further, we see these sources as a possible expansion of our natural Jackson Dome source, assuming they are economical, and we believe that our potential ability to tie these sources together with pipelines will give us a significant advantage over our competitors in our geographic area in acquiring additional oil fields and future potential man-made sources of CO2.
     CO2 pipelines. We acquired the NEJD 183-mile CO2 pipeline that runs from Jackson Dome to near Donaldsville, Louisiana as part of the 2001 acquisition (see above). During the first quarter of 2006, we completed the 20”, 86-mile Free State Pipeline, which we are initially using to transport CO2 to our three new Phase II fields in East Mississippi (Eucutta, Soso, and Martinville). Completion of this line was a significant accomplishment for our team and expands our CO2 tertiary recovery technology to many potentially significant reservoirs in the eastern part of the state.
     During 2006, we reached agreement with Southern Natural Gas Company to acquire a natural gas pipeline that runs from Gwinville Field to near Lake St. John Field in Louisiana. This pipeline crosses our existing NEJD 20” CO2 pipeline in Southwest Mississippi, and once converted to CO2 service, will allow us to transport CO2 from the NEJD pipeline to Lake St. John and Cranfield Fields, both acquired in 2005 (our planned Phase IV). We are in the process of building a small replacement natural gas pipeline to service certain communities currently supplied by

Denbury Resources Inc.
the acquired line, after which we can convert the acquired natural gas line to CO2 service. We expect to have this completed by the fourth quarter of 2007.
     The 2006 acquisition of Tinsley Field included an eight-inch pipeline, previously being used for natural gas sales and storage, from our Jackson Dome area to the field. We converted the natural gas line to a CO2 pipeline and in early 2007 began using it to transport CO2 to Tinsley Field, albeit in limited volumes. During 2007, we plan to construct a 24”, 31 mile line from Jackson Dome to Tinsley Field, with completion anticipated in the third or fourth quarter of 2007. We plan to further extend this line by building a 68 mile 20” extension from Tinsley Field to Delhi Field with completion for this segment anticipated during the first half of 2008.
     In late 2006, we purchased an option to acquire Hasting Field, a potential tertiary flood located near Houston, Texas. We plan to build a pipeline to transport CO2 to this field from the southern end of our existing CO2 pipeline that terminates near Donaldsonville, Louisiana, estimated at between 280 and 300 miles. Based on very preliminary estimates, this pipeline is expected to cost between $450 million and $650 million, although this cost could vary significantly depending on the ultimate size of the pipeline, its pressure rating, its specific route, and other variables, all of which are unknown at this time. We are initiating studies related to construction of this line, with a goal of having it installed and operational during 2009. We anticipate initially transporting CO2 from our natural source at Jackson Dome, but ultimately plan to use man-made (anthropogenic) sources of CO2 for this tertiary operation.
     Overall economics. Initially, our tertiary operations were economic at oil prices below $20 per Bbl, although the economics have always varied by field. Our costs have escalated during the last few years due to general cost inflation in the industry, raising our current economic oil price to around $30 per Bbl, again dependent on the specific field. Our inception to date finding and development costs (including future development and abandonment costs but excluding expenditures on fields without proven reserves) for our tertiary oil fields through December 31, 2006, was approximately $8.50 per BOE. Currently, we forecast that these costs will range from $5 to $10 per BOE over the life of each field, depending on the state of a particular field at the time we begin operations, the amount of potential oil, the proximity to a pipeline or other facilities, etc. Our operating costs for tertiary operations are expected to range from $13 to $15 per BOE over the life of each field (at today’s prices), again depending on the field itself.
     Oil quality is another significant factor that impacts the economics. In Phase I (Southwest Mississippi), the light sweet oil produced from our tertiary operations receives near NYMEX prices, while the average discount to NYMEX for the lower quality oil produced from the fields in Phase II (East Mississippi), some of which we started flooding during 2006, was $13.51 per BOE during 2006, a differential that is significantly higher than our historical corporate averages and one that appears to increase as oil prices increase.
     While these economic factors have wide ranges, our rate of return from these operations has generally been better than the rate of return on our traditional oil and gas operations and entail less risk, and thus our tertiary operations have become our single most important focus area. While it is extremely difficult to accurately forecast future production, we do believe that our tertiary recovery operations provide significant long-term production and reserve growth potential at reasonable rates of return, with relatively low risk, and thus will be the backbone of our Company’s growth for the foreseeable future. Although we believe that our plans and projections are reasonable and achievable, there could be delays or unforeseen problems in the future that could delay or affect the economics of our overall tertiary development program. We believe that such delays or price effects, if any, should only be temporary.
     Tentatively, we plan to spend approximately $70 million in 2007 in the Jackson Dome area with the intent to add additional CO2 reserves and deliverability for future operations. Approximately $60 million in capital expenditures is budgeted in 2007 for our Phase II properties (East Mississippi) and approximately $200 million for Phase III properties (Tinsley), plus an additional $70 million for properties in other phases, making our combined CO2 related expenditures just over 60% of our $650 million 2007 capital budget.
Our Tertiary Oil Fields with Proven Tertiary Reserves
     At December 31, 2006, we had total tertiary-related proved oil reserves of approximately 62.2 MMBbls, consisting of 3.7 MMBbls at Little Creek Field (and surrounding smaller fields), 13.6 MMBbls at Mallalieu Field, 12.7 MMBbls at McComb Field, 19.0 MMBbls at Brookhaven Field, 2.7 MMBbls at Smithdale Field, 10.3 MMBbls at Eucutta Field and 0.2 MMBbls at Martinville Field. Overall, our production from tertiary operations has

Denbury Resources Inc.
increased from approximately 1,350 Bbls/d in 1999, the then existing production at Little Creek Field at the time of acquisition, to an average of 10,028 Bbls/d during the fourth quarter of 2006. We expect this production to continue to increase for several years as we expand our tertiary operations to additional fields.
     With regard to our proven tertiary reserves, 2006 was a transition year for us, as we added only 6.0 MMBbls of tertiary-related proved oil reserves during the year, primarily incremental oil reserves at McComb and Mallalieu Fields (both Phase I). Previously, we booked most proven tertiary oil reserves near the start of a project as almost all the oil fields in Phase I were analogous to Little Creek Field (our first flood) and thus it was not necessary to have an oil production response to the CO2 injections before they were considered proven. Conversely, our new floods (after Phase I) are not analogous (for the most part), as the tertiary floods will be in different geological formations. Therefore, for these new phases, there must be an oil production response to the CO2 injections before we can recognize proven oil reserves, even though we believe that these formations have a similar risk profile. Since many of our Phase II projects were delayed during 2006, the production response needed to record any significant incremental tertiary oil reserves in this new area was delayed. We anticipate booking significant amounts of proven tertiary oil reserves during 2007 and beyond, although the magnitude will depend on our progress with Phases III and IV, two areas we plan to initiate development of during 2007, and the response from our new Phase II projects.
     Mallalieu Field. The Mallalieu Field consists of two fields, West Mallalieu and the smaller East Mallalieu fields. Combined they are our most prolific tertiary flood, producing in excess of 4,994 Bbls/d for the fourth quarter 2006. In contrast to many of our existing fields, West Mallalieu Field was not waterflooded prior to CO2 injection. Therefore, we believe that the tertiary recovery of oil from West Mallalieu Field as a result of CO2 injection could approach 25% of the original oil in place. During 2006, we increased our proved reserves in this area, raising our estimated recovery factor from 17% to 20% for these fields, based on production performance to date. A total of $27.6 million was invested in this field during 2006 to drill, re-enter or recomplete wells in efforts to improve production. During 2007, we plan to expand the Mallalieu production facilities to accommodate the expected production growth. Reservoir modeling indicates the field may be producing in excess of 6,500 Bbls/d by the fourth quarter of 2007.
     From inception through December 31, 2006, we had net positive cash flow (revenue less operating expenses and capital expenditures) from Mallalieu Field of $139.3 million, plus the fields have a PV-10 Value of $457.2 million, using December 31, 2006, NYMEX pricing of $61.05 per barrel.
     McComb and Smithdale Fields. We commenced tertiary recovery operations in 2003 at McComb Field and started injecting CO2 late that year. Significant development occurred during 2004 and 2005 as we expanded the nearby Olive Field CO2 facility to handle the processing of McComb’s produced oil, water and CO2 and developed an additional four injection patterns. The first production response occurred in the second quarter of 2004 and has gradually increased since that time, averaging 1,463 Bbls/d in the fourth quarter of 2006. During 2006, we continued the expansion of our operations within McComb Field and further expanded the production facilities. Although we have encountered injection issues during 2006, which limited our CO2 injections at McComb, by the second quarter of 2007 we expect to have all the necessary equipment installed, which we believe will eliminate the injection issues. In addition, we are injecting CO2 at the nearby, much smaller, Smithdale Field utilizing the same CO2 facilities. We started injecting CO2 at Smithdale in the second quarter of 2005, although our production through December 31, 2006 has generally been less than 100 Bbls/day.
     From inception through December 31, 2006, we had not yet recovered our costs in these fields with net negative cash flow (revenue less operating expenses and capital expenditures, including the acquisition costs) from these fields of $91.2 million, although the fields have a PV-10 Value of $370.7 million, using December 31, 2006, NYMEX pricing.
     Brookhaven Field. Our first tertiary CO2 production response at Brookhaven Field occurred during the fourth quarter of 2005, with oil production rates averaging 125 Bbls/d during the fourth quarter of 2005. Production rates continued to increase throughout 2006 as additional patterns were developed. Production during the fourth quarter of 2006 increased only slightly from third quarter 2006 rates, as CO2 injection rates were less than initially planned. Incremental work on CO2 injection wells was required to improve injection rates and to ensure the CO2 was entering the proper intervals. Additional injection pumps were installed on certain wells to increase injection rates. Oil production during the fourth quarter of 2006 averaged 1,014 Bbls/d.

Denbury Resources Inc.
     From inception through December 31, 2006, we had not yet recovered our costs in this field with net negative cash flow (revenue less operating expenses and capital expenditures, including the acquisition cost) from Brookhaven of $50.9 million, although the field has a PV-10 Value of $353.4 million attributed to the tertiary recovery reserves, using December 31, 2006, NYMEX pricing.
     Little Creek Field. During the fourth quarter of 2006, production averaged 2,279 Bbls/d (including Lazy Creek). Production at Little Creek Field began declining in 2006 and is expected to continue to decline over the next several years. We are working to mitigate production declines by monitoring injection patterns, reworking producing wells and using injection surveys to control at which intervals the CO2 is injected. From inception through December 31, 2006, we had net positive cash flow (revenue less operating expenses and capital expenditures, including the acquisition cost) from Little Creek (including adjoining smaller fields) of $127.2 million, plus the fields have a PV-10 Value of $90.6 million, using December 31, 2006, NYMEX pricing.
     Eucutta Field. Eucutta Field is the only field in East Mississippi (Phase II) that currently has significant proven tertiary oil reserves. This field is analogous to Heidelberg Field in that the majority of its historical production was produced from the Eutaw formation. The Eutaw formation at Eucutta was unitized for water flooding in 1966 and has gone through several stages of development. During the 1980s, Amerada Hess installed an inverted 5-spot injection pilot in the First City Bank sand (one of the Eutaw sands) to test the application of CO2 flooding. Although the pilot test only covered approximately 20 acres, the pilot was successful in recovering an additional 17% of the original oil in place within the pattern. Based on this success, we designed and constructed a CO2 flood and facility for the Eucutta Field. Initial well work was completed and CO2 injection started during the first quarter of 2006, with the first minor tertiary oil production during the fourth quarter of 2006. Our plans for 2007 include the development of the remaining patterns and expansion of our CO2 facilities. At December 31, 2006 we had 10.3 MMBbls of proved reserves in the Eucutta field attributable to the CO2 flood. The proved reserve estimate is based on a 13% recovery factor, lower than was achieved in the pilot program in the 1980s, and therefore we expect to have upward reserve increases in the future.
     Martinville Field. We initiated our first injections of CO2 in Martinville Field during the first quarter of 2006 in both the Rodessa and Mooringsport formations. As is the case with most of the East Mississippi fields, Martinville produces from multiple reservoirs. Unlike the majority of our other planned CO2 projects, Martinville does not contain a single large reservoir to CO2 flood, but rather several smaller reservoirs. We completed construction of the CO2 facilities and essentially completed the development of the Mooringsport sand during 2006. During the fourth quarter of 2006, the first well responded, although the average rate for the quarter was only 24 Bbls/d. The tertiary oil rate has increased to approximately 400 Bbls/d during the month of January 2007. The second reservoir, the Rodessa, although smaller in size, has similar reservoir characteristics to the Mooringsport. We initiated injection into the Rodessa with three injection wells during 2006. We have not seen CO2 response to date from the Rodessa.
     The Wash Fred 8500’ reservoir in the Martinville Field contains a low oil gravity (thick oil), 15 API, which will not develop miscibility with CO2 at reservoir conditions. Denbury has several fields with similar gravity oils, which like the Wash Fred 8500’ have had lower recoveries due to the low oil gravities and strong water drives, which do not sweep the oil efficiently. We initiated CO2 injection during the first quarter of 2006 at the crest of the structure. Although we will not achieve miscibility, the injection of CO2 is expected to swell the oil, decrease the oil viscosity, and displace the water and oil downward in the reservoir to the adjacent producing wells and result in incremental oil production. Well bore issues delayed the implementation of this flood during 2006, but we are currently injecting CO2 and observing the production from offset wells to determine what effect the CO2 will have on oil and water production. The success of this flood would provide the impetus to look at a whole new array of fields that have historically not been considered for CO2 injection, although there can be no assurance that this technique will be successful or economic.
Our Tertiary Oil Fields without Proven Tertiary Reserves
     During 2007, we plan to commence tertiary operations at a small field, Lockhart Crossing (Phase I), our first Louisiana flood, and Cranfield Field in West Mississippi (Phase IV), and install the pipeline necessary to deliver CO2 to Delhi Field (Phase V) so that injection can begin there in 2008. We initiated CO2 injections at Tinsley Field (Phase III) in January 2007, although in very limited amounts, with more significant development expected there when the larger, replacement CO2 pipeline to Tinsley is completed, which we anticipate will be in the fourth quarter of 2007.

Denbury Resources Inc.
     Soso Field. Soso Field, near Laurel, Mississippi, produced from numerous reservoirs during primary production including the Rodessa, Bailey and Cotton Valley sands, all of which we plan to CO2 flood. The Bailey sand exhibits comparable reservoir characteristics to our West Mississippi floods and we expect the Bailey tertiary flood to perform in a similar manner. We elected to co-develop the Bailey sand and Rodessa sand to accelerate the development of the potential tertiary oil reserves at Soso. Although we began initial development of the Bailey sand very late in 2005, the majority of our capital investment to date occurred in 2006, which involved the construction of CO2 facilities and the establishment of the two tertiary injection projects. During the first quarter 2006, we initiated our first injections of CO2 into five Bailey injection wells and initiated injection in the Rodessa during the second quarter of 2006, although injections in the Bailey formation were initially limited because of delays in getting the well work done and limited CO2 supplies. We expect to see our first tertiary production in Soso Field during the second quarter of 2007.
     Tinsley Field. Tinsley field was acquired in January 2006 and is one of the largest oil fields in the state of Mississippi. As is the case with the majority of fields in Mississippi, Tinsley produces from multiple reservoirs. While we are working the other reservoirs in an attempt to increase current conventional production and reserves, our primary target in Tinsley for CO2 enhanced oil recovery operations is the Woodruff formation. One of the prior operators performed a pilot CO2 project at Tinsley in the Perry sandstone. The CO2 was successful at mobilizing oil but the operator decided not to expand the flood due to low oil prices. The acquisition of the field included an 8” pipeline that was installed to deliver CO2 to the pilot project but was converted to natural gas service some time ago. We have reconditioned the pipeline for CO2 service and initiated limited CO2 injection in Tinsley Field in January 2007. In order to expand our injection of CO2 to the entire field, it will be necessary to install a new CO2 pipeline, which we expect will be completed by the third or fourth quarter of 2007.
     Delhi Field. During May 2006, we purchased the Delhi Holt-Bryant Unit (“Delhi”) in Northern Louisiana for $50 million, plus a 25% reversionary interest to the seller after we achieve $200 million in net operating revenue, as defined. Delhi is also a future potential CO2 tertiary oil flood candidate that will require construction of a CO2 pipeline before flooding can commence, with current plans to make such a line an extension of the larger, new CO2 pipeline currently planned from Jackson Dome to Tinsley Field. Our goal is to have this CO2 pipeline installed by 2008, with initial oil production from tertiary operations currently anticipated during 2009. As of December 31, 2006, there was not any significant oil production or proved oil reserves at Delhi Field.
     Hastings Field. During November 2006, we entered into an agreement with a subsidiary of Venoco, Inc. that gives us an option, between November 1, 2008 and November 1, 2009, to purchase their interest in Hastings Field a strategically significant potential tertiary flood candidate located near Houston, Texas. The agreement provides for the parties to agree upon a purchase price for the conventional proved reserves at the time of the exercise of the option, which may be paid in cash or through a volumetric production payment; failing agreement as to price, the price will be determined by a pre-designated independent petroleum engineering firm using specified criteria for calculation of the discounted present value of proved reserves at that time. As consideration for the option agreement, we made an upfront payment of $37.5 million and are required to make additional payments totaling $12.5 million over the next 20 months. We can extend the option period beyond November 2009 for up to seven additional years at an incremental cost of $30 million per year. None of the option payment amounts will be credited against the purchase price if we exercise the option. If we exercise the option, we will be committed to make aggregate net capital expenditures in the field of approximately $175 million over the subsequent five years to develop the field for tertiary operations, with an obligation to commence CO2 injections in the field within three years following the option exercise. Hastings Field is currently producing approximately 2,400 Bbls/d, although we currently have no economic interest in this production.
     Based on preliminary engineering data, the West Hastings Unit (the most likely area to be initially developed as a tertiary flood) has significant net reserve potential from CO2 tertiary floods, more reserve potential than any other single field in our inventory. We plan to build a pipeline to transport CO2 to this field (see “CO2 pipelines” above). Based on preliminary estimates, it will cost between $400 million and $600 million to develop the West Hastings Unit as a tertiary flood, excluding the cost of the CO2 pipeline.
     The Hasting Field agreement provides for a significant strategic addition, giving us an anchor field to the Texas Gulf Coast region. The field and the CO2 pipeline will significantly expand our area of operations and growth opportunities into the Texas Gulf Coast region. Denbury continues to evaluate fields in the area to add to a reserve base in the Texas Gulf Coast area.

Denbury Resources Inc.
     Overall Tertiary Economics to Date. Through December 31, 2006, we spent a total of $665.4 million on tertiary oil fields (including the allocated acquisition costs), and received $472.2 million in net positive cash flow (revenue less operating expenses), or net unrecovered cash flow of $193.2 million, the deficit primarily due to the significant funds expended on acquisitions during 2006. Of our total spending, approximately $273.5 million was spent on fields that had little or no proved reserves at December 31, 2006 (i.e. significant incremental proved reserves are anticipated during 2007 and beyond). These amounts do not include the capital costs or related depreciation and amortization of our CO2 producing properties at Jackson Dome, which had an unrecovered net cash flow of $198.7 million as of December 31, 2006, including $54.6 million associated with the Free State CO2 pipeline. At year-end 2006, the proved oil reserves in our tertiary recovery oil fields had a PV-10 Value of $1.46 billion, using December 31, 2006, NYMEX pricing of $61.05 per barrel. In addition, there is significant probable and potential reserves at several other fields for which tertiary operations are underway or planned.
Texas and the Barnett Shale
     We currently own approximately 74,700 gross acres and 53,800 net acres of leases in the Barnett Shale area in North Central Texas, of which approximately 22,100 gross acres and 19,600 net acres are in the more tested northern areas of Parker and Wise Counties, with the remainder in Erath and adjoining more southern and untested counties. We acquired our initial acreage in this area in 2001 and did only limited development until 2005. Through December 31, 2006, we have spent a total of $267.2 million on the Barnett Shale area and have received $90.1 million in net operating income (revenue less operating expenses), or net negative cash flow of $177.1 million. At December 31, 2006, we had approximately 252.4 Bcfe of proved reserves in the Barnett Shale area with a PV-10 Value of approximately $243.5 million, using December 31, 2006, Henry Hub indicative cash pricing of $5.63 per MMBtu.
     We continue to refine our completion and fracturing techniques, including an analysis of the best number of fracture treatments to adequately stimulate the entire length of the lateral sections of our horizontal wells, which can exceed 4,000 feet. During 2006, we drilled an additional 46 horizontal wells, increasing our net Barnett Shale production from approximately 18.3 MMcfe/d in the fourth quarter of 2005 to approximately 35.4 MMcfe/d during the fourth quarter of 2006. During 2006, we finalized the acquisition and interpretation of our 3-D seismic data over our entire northern acreage position, 90 to 100 square miles, and initiated a 3-D shoot of the southern acreage. The 3-D seismic data helps us better locate our wells so that we encounter less faulting and underground sink holes, which have been associated with fracture stimulations into zones outside of the Barnett Shale that are typically water bearing. We expect production in this area to grow significantly during 2007 as we plan to drill approximately 35 to 40 horizontal wells, all of which are scheduled for Parker County. Including seismic costs and pipeline infrastructure costs, our planned 2007 capital expenditures in the Barnett Shale area are estimated to make up $122 million of our current $650 million capital budget.
     At this time we are still evaluating the 2006 drilling and completion work in our southern acreage, primarily Erath County. The initial results do not look very encouraging as we drilled five wells, completing three, none of which have been economic. We elected not to complete the last two wells pending a re-analysis of all of our results to date.
East Mississippi Fields Without Proven Tertiary Oil Reserves
     We have been active in East Mississippi since Denbury was founded in 1990 and are by far the largest oil producer in the basin. For years, this has been our area with the highest production and most proved reserves, representing production of approximately 12,808 BOE/d during the fourth quarter of 2006 (35% of our Company total) and proved reserves of 52.7 MMBOE as of December 31, 2006 (30% of our Company total). Since we have generally owned these Eastern Mississippi properties longer than properties in our other regions, they tend to be more fully developed, and although most are targeted for tertiary operations in the future, only three currently have tertiary operations (Soso, Martinville and Eucutta Fields). Production from our East Mississippi fields has been relatively consistent over the last three years, averaging 13,085 BOE/d in 2004, 12,072 BOE/d in 2005 and 12,743 BOE/d during 2006. For 2007, we expect our budget in this region for conventional operations to be around $50 million, about the same as in 2006, representing approximately 8% of our current 2006 exploration and development budget of $650 million.
     Heidelberg Field. The largest field in the region and one of our largest fields corporately is Heidelberg Field, which for the fourth quarter of 2006 produced an average of 7,444 BOE/d, 2% more than the 2005 average of 7,312 BOE/d. Heidelberg Field was acquired from Chevron in December 1997. The field is a large salt-cored anticline that is divided into western and eastern segments due to subsequent faulting. There are 11 producing formations in

Denbury Resources Inc.
Heidelberg Field containing 40 individual reservoirs, with the majority of the past and current production coming from the Eutaw, Selma Chalk and Christmas sands at depths of 3,500 to 5,000 feet. When we acquired the property in 1997, production was approximately 2,800 BOE/d.
     The majority of the oil production at Heidelberg is from six waterflood units that produce from the Eutaw formation (at approximately 4,400 feet). Most of our recent development at Heidelberg has been in the Selma Chalk, a natural gas reservoir at around 3,700 feet, making Heidelberg our second largest gas field. We have steadily developed the Selma Chalk since 2001, drilling from 13 to 20 wells per year, increasing the natural gas production at Heidelberg to a peak quarterly average of 15.8 MMcf/d in the fourth quarter of 2004, averaging 14.3 MMcf/d during 2006. During 2005 we drilled and completed our first horizontal well in the Selma Chalk. The well was drilled in an area of the field where prior vertical wells typically yielded lower than average production rates. The well was completed in two stages and the results were encouraging. During 2006, we drilled 12 Selma Chalk wells, four of which were horizontal wells, and we plan to drill 13 horizontal wells during 2007.
South Louisiana
     We own interests in the land and marshes of south Louisiana, a region that produces primarily natural gas. Production from this area averaged 39.4 MMcfe/d net to our interest in the fourth quarter of 2006, a slight increase from our 2005 average of 37.0 MMcfe/d. Production was as high as 51.7 MMcfe/d during the second quarter of 2006 following the completion of several new wells drilled in late 2005 and early 2006, but has declined significantly from that peak as a result of the relatively rapid depletion for wells in this area. During 2006, we spent approximately $64.7 million (excluding acquisitions) in this region, approximately 13% of our total exploration and development expenditures, drilling approximately 12 wells, primarily in Cameron, Jefferson Davis, and Terrebonne Parish areas. For 2007, our spending is expected to be approximately $40 million or 6% of our currently planned $650 million exploration and development budget, significantly less than our 2006 expenditures in this area.
     The majority of our onshore Louisiana fields lie in the Houma embayment area of Terrebonne Parish, including Lirette and South Chauvin Fields, and our recent shallow natural gas plays at Bayou Sauveur and Gibson Fields. We drilled four wells in Terrebonne Parish during 2006. In 2007, we plan to drill approximately three exploratory wells in Terrebonne Parish and four development wells.
     In late 2005 we spudded our Gumbo Prospect in Terrebonne Parish, the Westerfelt #2 well, a 19,000+ foot well testing the Rob L sands. We logged the well in January 2006, constructed production facilities and completed the well. The well produced approximately 645 MMcf and 26 MBbls of condensate (gross) during a two month period. In October 2006 the well logged-off and is presently being evaluated for sidetracking to another fault block. Based on the Westerfelt #2 production information and pressures, we believe that the Westerfelt #2 encountered an isolated reservoir area that is not in communication with the large feature it was intended to test. Based upon the results of the Westerfelt #2 and review of the seismic interpretation, we decided to drill an offset, the State Lease 18380 #1 well. We believe that this well should encounter a larger reservoir with greater reserve potential. The completion of drilling operations is expected late in the first quarter or early in the second quarter of 2007. Assuming the well logs are favorable, significant production history will be required to fully evaluate the potential reserves associated with this prospect.

Denbury Resources Inc.
Field Summaries
     Denbury operates in four primary areas: Louisiana, Eastern Mississippi, Western Mississippi and Texas. Our 16 largest fields (listed below) constitute approximately 93% of our total proved reserves on a BOE basis and on a PV-10 Value basis. Within these 16 fields, we own a weighted average 92% working interest and operate all of these fields. The concentration of value in a relatively small number of fields allows us to benefit substantially from any operating cost reductions or production enhancements we achieve and allows us to effectively manage the properties from our five primary field offices located in Houma, Louisiana, Laurel, Mississippi; McComb, Mississippi; Brandon; Mississippi; and Cleburne, Texas.

	Proved Reserves as of December 31, 2006 (1)					2006 Average Daily Production
							Natural	Average Net
	Oil	Natural Gas		BOE	PV-10 Value	Oil	Gas	Revenue
	(MBbls)	(MMcf)	MBOEs	% of total	(000's)	(Bbls/d)	(Mcf/d)	Interest

Mississippi — CO2 floods
Brookhaven	18,987	—	18,987	10.9%	$353,406	833	—	82.0%
Mallalieu (East & West)	13,582	—	13,582	7.8%	457,200	5,210	—	76.6%
McComb/Olive	12,717	—	12,717	7.3%	297,449	1,177	—	77.0%
Eucutta	10,313	—	10,313	5.9%	186,229	47	—	83.5%
Little Creek & Lazy Creek	3,696	—	3,696	2.1%	90,592	2,739	—	83.3%
Smithdale and other	2,872	—	2,872	1.7%	71,560	64	—	79.3%

Total Mississippi — CO2 floods	62,167	—	62,167	35.7%	1,456,436	10,070	—	79.9%

Other Mississippi
Heidelberg (East & West)	25,943	51,512	34,528	19.8%	477,186	5,036	14,330	76.2%
Tinsley	3,299	90	3,314	1.9%	60,391	881	10	81.7%
Eucutta	2,708	—	2,708	1.6%	35,524	819	40	69.4%
S. Cypress Creek	1,903	102	1,920	1.1%	26,041	233	41	83.0%
Summerland	1,662	—	1,662	0.9%	20,556	445	—	74.4%
King Bee	1,458	—	1,458	0.8%	17,316	269	—	78.9%
Other Mississippi	5,172	11,694	7,121	4.1%	118,821	1,887	4,618	33.1%

Total Other Mississippi	42,145	63,398	52,711	30.2%	755,835	9,570	19,039	64.9%

Louisiana
S. Chauvin	436	13,940	2,759	1.6%	57,189	298	11,744	38.3%
Thornwell	406	5,876	1,385	0.8%	33,905	1,068	11,147	37.4%
Other Louisiana	901	20,076	4,248	2.4%	75,305	789	11,800	41.0%

Total Louisiana	1,743	39,892	8,392	4.8%	166,399	2,155	34,691	39.5%

Texas
Newark (Barnett Shale)	11,606	182,812	42,075	24.1%	243,474	106	28,525	75.0%
Other Texas	179	669	290	0.2%	1,552	8	—	79.9%

Total Texas	11,785	183,481	42,365	24.3%	245,026	114	28,525	75.1%

Alabama
Citronelle	8,283	—	8,283	4.8%	67,594	1,026	—	62.7%
Other Alabama	7	1,978	337	0.2%	3,165	1	727	30.5%

Total Alabama	8,290	1,978	8,620	5.0%	70,759	1,027	727	60.2%

Other	55	77	67	0.0%	744	—	93	0.1%

Company Total	126,185	288,826	174,322	100.0%	$2,695,199	22,936	83,075	57.2%

(1)	The reserves were prepared using constant prices and costs in accordance with the guidelines of the SEC based on the prices received on a field-by-field basis as of December 31, 2006. The prices at that date were a NYMEX oil price of $61.05 per Bbl adjusted to prices received by field and a Henry Hub natural gas price average of $5.63 per MMBtu also adjusted to prices received by field.

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
Oil and Gas Acreage
     The following table sets forth Denbury’s acreage position at December 31, 2006:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Mississippi	107,930	86,143	276,809	54,303	384,739	140,446
Louisiana	56,393	49,126	21,517	15,002	77,910	64,128
Texas	20,256	18,119	56,454	37,487	76,710	55,606
Alabama	34,329	21,919	77,524	18,887	111,853	40,806
Other	5,429	1,503	38,710	9,687	44,139	11,190

Total	224,337	176,810	471,014	135,366	695,351	312,176

     Denbury’s net undeveloped acreage that is subject to expiration over the next three years, if not renewed, is approximately 7% in 2007, 8% in 2008 and 4% in 2009.
Productive Wells
     The following table sets forth our gross and net productive oil and natural gas wells at December 31, 2006:

			Producing Natural
	Producing Oil Wells		Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Operated Wells:
Mississippi	492	474.9	176	161.8	668	636.7
Louisiana	30	24.7	47	39.2	77	63.9
Texas	3	3.0	96	94.2	99	97.2
Alabama	158	124.1	35	20.4	193	144.5
Other	—	—	—	—	—	—

Total	683	626.7	354	315.6	1,037	942.3

Non-Operated Wells:
Mississippi	37	3.4	17	3.9	54	7.3
Louisiana	—	—	17	3.7	17	3.7
Texas	—	—	4	0.5	4	0.5
Alabama	—	—	10	1.5	10	1.5
Other	1	—	—	—	1	—

Total	38	3.4	48	9.6	86	13.0

Total Wells:
Mississippi	529	478.3	193	165.7	722	644.0
Louisiana	30	24.7	64	42.9	94	67.6
Texas	3	3.0	100	94.7	103	97.7
Alabama	158	124.1	45	21.9	203	146.0
Other	1	—	—	—	1	—

Total	721	630.1	402	325.2	1,123	955.3

Denbury Resources Inc.
Drilling Activity
     The following table sets forth the results of our drilling activities over the last three years:

	Year Ended December 31,
	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:(1)
Productive(2)	10	8.5	12	7.1	8	5.8
Non-productive(3)	8	6.8	1	0.6	4	2.3
Development Wells:(1)
Productive(2)	90	82.7	81	74.3	68	53.8
Non-productive(3)(4)	—	—	—	—	1	0.6

Total	108	98.0	94	82.0	81	62.5

(1)	An exploratory well is a well drilled either in search of a new, as yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir. A developmental well is a well drilled within the presently proved productive area of an oil or natural gas reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir.

(2)	A productive well is an exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

(3)	A nonproductive well is an exploratory or development well that is not a producing well.

(4)	During 2006, 2005 and 2004, an additional 14, 5, and 8 wells, respectively, were drilled for water or CO2 injection purposes.
Production and Unit Prices
     Information regarding average production rates, unit sale prices and unit costs per BOE are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Income” included herein.
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
Significant Oil and Gas Purchasers and Product Marketing
     Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. The loss of any single purchaser would not be expected to have a material adverse effect upon our operations; however, the loss of a large single purchaser could potentially reduce the competition for our oil and natural gas production, which in turn could negatively impact the prices we receive. For the year ended December 31, 2006, we had two purchasers that each accounted for 10% or more of our oil and natural gas revenues: Marathon Ashland Petroleum LLC (28%) and Hunt Crude Oil Supply Co. (18%). For the year ended December 31, 2005, three purchasers each accounted for more than 10% of our total oil and natural gas revenues: Marathon Ashland Petroleum LLC (28%), Hunt Crude Oil Supply Co. (20%) and Sunoco, Inc (13%). For the year ended December 31, 2004, two purchasers each accounted for 10% or more of our oil and natural gas revenues: Hunt Crude Oil Supply Co. (21%) and Genesis Energy, L.P. (14%).

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
Oil Marketing
     The quality of our crude oil varies by area as well as the corresponding price received. In Heidelberg Field, one of our larger fields, and our other Eastern Mississippi properties, our oil production is primarily light to medium sour crude and sells at a significant discount to the NYMEX prices. In Western Mississippi, the location of our current CO2 operations, our oil production is primarily light sweet crude, which typically sells at near NYMEX prices, or often at a premium. For the year ended December 31, 2006, the discount for our oil production from Heidelberg Field averaged $13.31 per Bbl and for our Eastern Mississippi properties as a whole the discount averaged $12.11 per Bbl relative to NYMEX oil prices. For Mallalieu Field, the largest producer during 2006 of our CO2 properties in Western Mississippi, we averaged a premium of $0.20 per Bbl over NYMEX oil prices, and $0.30 per Bbl over NYMEX prices for our tertiary oil production in Western Mississippi taken as a whole. Our Louisiana properties averaged $13.82 per Bbl below NYMEX prices during 2006, largely because the reported oil sales include a significant amount of natural gas liquids, which typically sell at a lower price than crude oil.
Natural Gas Marketing
     Virtually all of our natural gas production is close to existing pipelines and consequently we generally have a variety of options to market our natural gas. We sell the majority of our natural gas on one-year contracts with prices fluctuating month-to-month based on published pipeline indices with slight premiums or discounts to the index. We receive near NYMEX or Henry Hub prices for most of our natural gas sales due to our proximity to Henry Hub and the high Btu content of our natural gas. For the year ended December 31, 2006, we averaged $0.77 above NYMEX prices for our Louisiana natural gas production. However, in the Barnett Shale area in Texas, due primarily to its location, the price we received averaged $0.83 below NYMEX prices. We expect our overall differential to NYMEX prices to gradually increase in the future due to our increasing emphasis in the Barnett Shale area.
Competition and Markets
     We face competition from other oil and natural gas companies in all aspects of our business, including acquisition of producing properties and oil and gas leases, marketing of oil and gas, and obtaining goods, services and labor. Many of our competitors have substantially larger financial and other resources. Factors that affect our ability to acquire producing properties include available funds, available information about prospective properties and our standards established for minimum projected return on investment. Gathering systems are the only practical method for the intermediate transportation of natural gas. Therefore, competition for natural gas delivery is presented by other pipelines and gas gathering systems. Competition is also presented by alternative fuel sources, including heating oil and other fossil fuels. Because of the nature of our core assets (our tertiary operations) and our ownership of a relatively uncommon significant natural source of carbon dioxide, we believe that we are effective in competing in the market.
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

Denbury Resources Inc.
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

Denbury Resources Inc.
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
Estimated Net Quantities of Proved Oil and Gas Reserves and Present Value of Estimated Future Net Revenues
     DeGolyer and MacNaughton, independent petroleum engineers located in Dallas, Texas, prepared estimates of our net proved oil and natural gas reserves as of December 31, 2006, 2005 and 2004. The reserve estimates were prepared using constant prices and costs in accordance with the guidelines of the Securities and Exchange Commission (SEC). The prices used in preparation of the reserve estimates were based on the market prices in effect as of December 31 of each year, with the appropriate adjustments (transportation, gravity, basic sediment and water (“BS&W”), purchasers’ bonuses, Btu, etc.) applied to each field. The reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interests in our properties.
     Our proved nonproducing reserves primarily relate to reserves that are to be recovered from productive zones that are currently behind pipe. Since a majority of our properties are in areas with multiple pay zones, these properties typically have both proved producing and proved nonproducing reserves.
     Proved undeveloped reserves associated with our CO2 tertiary operations in West Mississippi and our Heidelberg waterfloods in East Mississippi account for approximately 82% of our proved undeveloped oil reserves. We consider these reserves to be lower risk than other proved undeveloped reserves that require drilling at locations offsetting existing production because all of these proved undeveloped reserves are associated with secondary

Denbury Resources Inc.
recovery or tertiary recovery operations in fields and reservoirs that historically produced substantial volumes of oil under primary production. The main reason these reserves are classified as undeveloped is because they require significant additional capital associated with drilling/re-entering wells or additional facilities in order to produce the reserves and/or are waiting for a production response to the water or CO2 injections.
     Our proved undeveloped natural gas reserves associated with our Selma Chalk play at Heidelberg and the Barnett Shale play account for approximately 96% of our proved undeveloped natural gas reserves. The remaining undeveloped natural gas reserves are spread over multiple fields. Our current plans for 2006 include drilling 45 to 55 new wells in these two primary natural gas plays.

	December 31,
	2006	2005	2004
ESTIMATED PROVED RESERVES:
Oil (MBbls)	126,185	106,173	101,287
Natural gas (MMcf)	288,826	278,367	168,484
Oil equivalent (MBOE)	174,322	152,568	129,369
PERCENTAGE OF TOTAL MBOE:
Proved producing	48%	40%	39%
Proved non-producing	17%	16%	16%
Proved undeveloped	35%	44%	45%
REPRESENTATIVE OIL AND GAS PRICES:(1)
Oil — NYMEX	$61.05	$61.04	$43.45
Natural gas — Henry Hub	5.63	10.08	6.18
PRESENT VALUES:(2)
Discounted estimated future net cash flow before income taxes (“PV-10 Value”) (thousands)	$2,695,199	$3,215,478	$1,643,289
Standardized measure of discounted estimated future net cash flow after income taxes (thousands)	1,837,341	2,084,449	1,129,196

(1)	The prices of each year-end were based on market prices in effect as of December 31 of each year, NYMEX prices per Bbl and Henry Hub cash prices per MMBtu, with the appropriate adjustments (transportation, gravity, BS&W, purchasers’ bonuses, Btu, etc.) applied to each field to arrive at the appropriate corporate net price.

(2)	Determined based on year-end unescalated prices and costs in accordance with the guidelines of the SEC, discounted at 10% per annum.
     There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond our control. See “Risk Factors – Estimating our reserves, production and future net cash flow is difficult to do with any certainty.” See also Note 12, “Supplemental Oil and Natural Gas Disclosures,” to the Consolidated Financial Statements.

Denbury Resources Inc.
Item 1A. Risk Factors
Risks Related To Our Business
Our production will decline if our access to sufficient amounts of carbon dioxide is limited.
     Our current long-term growth strategy is focused on our CO2 tertiary recovery operations, and we expect approximately 60% of our 2007 capital expenditures to be in this area. The crude oil production from our tertiary recovery projects depends on having access to sufficient amounts of carbon dioxide. Our ability to produce this oil would be hindered if our supply of carbon dioxide were limited due to problems with our current CO2 producing wells and facilities, including compression equipment, or catastrophic pipeline failure. Our anticipated future crude oil production is also dependent on our ability to increase the production volumes of CO2 and inject adequate amounts of CO2 into the proper formation and area within each oil field. The production of crude oil from tertiary operations is highly dependent on the timing, volumes and location of the CO2 injections. If our crude oil production were to decline, it could have a material adverse effect on our financial condition and results of operations and cash flows.
Oil and natural gas prices are volatile. A substantial decrease in oil and natural gas prices could adversely affect our financial results.
     Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flow from operations is highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The amount we can borrow or have outstanding under our bank credit facility is subject to semi-annual redeterminations. Oil prices are likely to affect us more than natural gas prices because approximately 72% of our December 31, 2006 proved reserves are oil, with oil being an even larger percentage of our future potential reserves and projects due to our focus on tertiary operations. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:
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

Denbury Resources Inc.
     Since the end of 1998, oil prices have gone from near historic low prices to historic highs. At the end of 1998, NYMEX oil prices were at historic lows of approximately $12.00 per Bbl, but have generally increased since that time, albeit with fluctuations. For 2006, NYMEX oil prices were high throughout the year, averaging $66.27 per Bbl. During 2004, 2005 and 2006, the price we received for our heavier, sour crude oil did not correlate as well with NYMEX prices as it has historically. During 2002 and 2003, our average discount to NYMEX was $3.73 per Bbl and $3.60 per Bbl respectively. During 2004, this differential increased to $4.91 per Bbl for the year as a result of the price deterioration for heavier, sour crudes, and was even higher during 2005, averaging $6.33 per Bbl. Our 2006 differential was about the same as 2005, averaging $6.41 per Bbl. While we attempt to obtain the best price for our crude in our marketing efforts, we cannot control these market price swings and are subject to the market volatility for this type of oil. These price differentials relative to NYMEX prices can significantly impact our profitability.
     Natural gas prices have also experienced volatility during the last few years. During 1999 natural gas prices averaged approximately $2.35 per Mcf and, like crude oil, have generally trended upward since that time, although with significant fluctuations along the way. During 2004 NYMEX natural gas prices averaged $6.23 per MMBtu, during 2005 NYMEX averaged $8.97 per MMBtu and during 2006, averaged $6.97 per MMBtu.
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
     In addition, these derivative contracts may limit the benefit we would receive from increases in the prices for oil and natural gas. Information as to these activities is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management,” and in Note 10 “Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements.
Shortages of oil field equipment, services and qualified personnel could reduce our cash flow and adversely affect results of operations.
     The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Due to the recent record high oil and gas prices, we have experienced shortages of drilling rigs and other equipment, as demand for rigs and equipment has increased along with the number of wells being drilled. Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling rigs, crews and associated supplies, oilfield equipment and services and personnel in our exploration and production operations. These types of shortages or price increases could significantly decrease our profit margin, cash flow and operating results and/or restrict or delay our ability to drill those wells and conduct those operations that we currently have planned and budgeted, causing us to miss our forecasts and projections.
Our future performance depends upon our ability to find or acquire additional oil and natural gas reserves that are economically recoverable.
     Unless we can successfully replace the reserves that we produce, our reserves will decline, resulting eventually in a decrease in oil and natural gas production and lower revenues and cash flows from operations. We have historically replaced reserves through both drilling and acquisitions. In the future we may not be able to continue to replace reserves at acceptable costs. The business of exploring for, developing or acquiring reserves is capital intensive. We may not be able to make the necessary capital investment to maintain or expand our oil and natural gas reserves if our cash flows from operations are reduced, due to lower oil or natural gas prices or

Denbury Resources Inc.
otherwise, or if external sources of capital become limited or unavailable. Further, the process of using CO2 for tertiary recovery and the related infrastructure requires significant capital investment, often one to two years prior to any resulting production and cash flows from these projects, heightening potential capital constraints. If we do not continue to make significant capital expenditures, or if outside capital resources become limited, we may not be able to maintain our growth rate or meet expectations. In addition, certain of our drilling activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reserves will be encountered. Exploratory drilling involves more risk than development drilling because exploratory drilling is designed to test formations for which proved reserves have not been discovered.
     In January 2006, we purchased three oil fields for $250 million that we believe have significant potential oil reserves that can be recovered through the use of tertiary flooding: Tinsley Field approximately 40 miles northwest of Jackson, Mississippi; Citronelle Field in Southwest Alabama, and the smaller South Cypress Creek Field near our Eucutta Field in Eastern Mississippi. These three fields produced approximately 2,569 BOE/d net to the acquired interests during the fourth quarter of 2006, and have proved reserves of approximately 13.5 million BOEs. We purchased these fields because we believe that they have significant additional potential through tertiary flooding and we paid a premium price for these properties based on that assumption. In addition to this specific acquisition, we have, and plan to continue, acquiring other old oil fields that we believe are tertiary flood candidates, likely at a premium price. We are investing significant amounts of capital as part of this strategy. If we are unable to successfully develop the potential oil in these acquired fields, it would negatively affect the return on our investment on these acquisitions and could severely reduce our ability to obtain additional capital for the future, fund future acquisitions, and negatively affect our financial results to a significant degree.
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

Denbury Resources Inc.
     The nature of these risks is such that some liabilities could exceed our insurance policy limits, or, as in the case of environmental fines and penalties, cannot be insured. We could incur significant costs, related to these risks that could have a material adverse effect on our results of operations, financial condition and cash flows.
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
     For the year ended December 31, 2006, two purchasers each accounted for more than 10% of our oil and natural gas revenues and in the aggregate, for 46% of these revenues. We would not expect the loss of any single purchaser to have a material adverse effect upon our operations. However, the loss of a large single purchaser could potentially reduce the competition for our oil and natural gas production, which in turn could negatively impact the prices we receive.
Estimating our reserves, production and future net cash flow is difficult to do with any certainty.
     Estimating quantities of proved oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors, such as future commodity prices, production costs, severance and excise taxes, capital expenditures and workover and remedial costs, and the assumed effect of governmental regulation. There are numerous uncertainties about when a property may have proved reserves as compared to potential or probable reserves, particularly relating to our tertiary recovery operations. Forecasting the amount of oil reserves recoverable from tertiary operations and the production rates anticipated therefrom requires estimates, one of the most significant being the oil recovery factor. Actual results most likely will vary from our estimates. Also, the use of a 10% discount factor for reporting purposes, as prescribed by the SEC, may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject. Any significant inaccuracies in these interpretations or assumptions or changes of conditions could result in a reduction of the quantities and net present value of our reserves.
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
     As of December 31, 2006, approximately 35% of our estimated proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and may require successful drilling operations. The reserve data assumes that we can and will make these expenditures and conduct these operations successfully, but these assumptions may not be accurate, and this may not occur.

Denbury Resources Inc.
We are subject to complex federal, state and local laws and regulations, including environmental laws, which could adversely affect our business.
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
     It is possible that new taxes on our industry could be implemented and/or tax benefits could be eliminated or reduced, reducing our profitability and available cash flow. In addition to the short-term negative impact on our financial results, such additional burdens, if enacted, would reduce our funds available for reinvestment and thus ultimately reduce our growth and future oil and natural gas production.
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
     As of February 28, 2007, we had approximately $150 million outstanding on our bank credit line with approximately $350 million available on our borrowing base. The next semi-annual redetermination of the borrowing base for our bank credit facility will be on April 1, 2007. Our bank borrowing base is adjusted at the banks’ discretion and is based in part upon external factors, such as commodity prices, over which we have no control. If our then redetermined borrowing base is less than our outstanding borrowings under the facility, we will be required to repay the deficit over a period of six months.
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

Denbury Resources Inc.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     See Item 1. Business – Oil and Gas Operations. We also have various operating leases for rental of office space, office and field equipment, and vehicles. See “Off-Balance Sheet Agreements – Commitments and Obligations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 11, “Commitments and Contingencies,” to the Consolidated Financial Statements for the future minimum rental payments. Such information is incorporated herein by reference.
Item 3. Legal Proceedings
     We are involved in various lawsuits, claims and regulatory proceedings incidental to our businesses. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which the ruling occurs. We provide accruals for litigation and claims if we determine that we may have a range of legal exposure that would require accrual.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted for a vote of security holders during the fourth quarter of 2006.

Denbury Resources Inc.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Trading Summary
     The following table summarizes the high and low reported sales prices on days in which there were trades of Denbury’s common stock on the New York Stock Exchange (NYSE), for each quarterly period for the last two fiscal years. The sales prices are adjusted to reflect the 2-for-1 stock split on October 31, 2005. On April 25, 2006, we closed the $125 million sale (net to Denbury) of 3,492,595 shares of common stock in a public offering. As of January 31, 2007, the number of record holders of Denbury’s common stock was 821. Management believes, after inquiry, that the number of beneficial owners of Denbury’s common stock is in excess of 10,500. On January 31, 2007, the last reported sales price of Denbury’s Common Stock, as reported on the NYSE, was $27.70 per share.

	2006		2005
	High	Low	High	Low
First Quarter	$32.65	$23.57	$18.32	$12.37
Second Quarter	36.60	25.91	20.53	14.02
Third Quarter	35.80	26.53	25.71	19.95
Fourth Quarter	30.93	25.95	25.50	19.36
     We have never paid any dividends on our common stock and we currently do not anticipate paying any dividends in the foreseeable future. Also, we are restricted from declaring or paying any cash dividends on our common stock under our bank loan agreement. No unregistered securities were sold by the Company during 2006.

Denbury Resources Inc.
Share Performance Graph
     The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
     The following graph illustrates changes over the five year period ended December 31, 2006, in cumulative total stockholder return on our common stock as measured against the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Exploration and Production Index. The results assume $100 was invested on December 31, 2001, and that dividends were reinvested.
Cumulative Total Return on $100 Investment
(December 31, 2001-December 31, 2006)

	December 31,
	2001	2002	2003	2004	2005	2006

Denbury	$100	$155	$190	$376	$623	$760
S&P 500	100	78	100	111	117	135
Dow Jones Exploration and Production	100	102	134	190	314	331

Denbury Resources Inc.
Item 6. Selected Financial Data

(In thousands, unless otherwise noted)	Year Ended December 31,
	2006		2005	2004(1)	2003		2002
Consolidated Statements of Operations Data:
Revenues	$731,536		$560,392	$382,972	$333,014		$285,152
Net income	202,457	(2)	166,471	82,448	56,553	(3)	46,795
Net income per common share (4):
Basic	1.74	(2)	1.49	0.75	0.52	(3)	0.44
Diluted	1.64	(2)	1.39	0.72	0.51	(3)	0.43
Weighted average number of common shares outstanding (4):
Basic	116,550		111,743	109,741	107,763		106,487
Diluted	123,774		119,634	114,603	110,928		108,730
Consolidated Statements of Cash Flow Data:
Cash provided by (used by):
Operating activities	$461,810		$360,960	$168,652	$197,615		$159,600
Investing activities	(856,627)		(383,687)	(93,550)	(135,878)		(171,161)
Financing activities	283,601		154,777	(66,251)	(61,489)		12,005
Production (Daily):
Oil (Bbls)	22,936		20,013	19,247	18,894		18,833
Natural gas (Mcf)	83,075		58,696	82,224	94,858		100,443
BOE (6:1)	36,782		29,795	32,951	34,704		35,573
Unit Sales Price (excluding hedges):
Oil (per Bbl)	$59.87		$50.30	$36.46	$27.47		$22.36
Natural gas (per Mcf)	7.10		8.48	6.24	5.66		3.31
Unit Sales Price (including hedges):
Oil (per Bbl)	$59.23		$50.30	$27.36	$24.52		$22.27
Natural gas (per Mcf)	7.10		7.70	5.57	4.45		3.35
Costs per BOE:
Lease operating expenses	$12.46		$9.98	$7.22	$7.06		$5.48
Production taxes and marketing expenses	2.71		2.54	1.55	1.17		0.92
General and administrative	3.20		2.62	1.78	1.20		0.96
Depletion, depreciation, and amortization	11.11		9.09	8.09	7.48		7.26
Proved Reserves:
Oil (MBbls)	126,185		106,173	101,287	91,266		97,203
Natural gas (MMcf)	288,826		278,367	168,484	221,887		200,947
MBOE (6:1)	174,322		152,568	129,369	128,247		130,694
Carbon Dioxide (MMcf) (5)	5,525,948		4,645,702	2,664,633	1,613,840		815,315
Consolidated Balance Sheet Data:
Total assets	$2,139,837		$1,505,069	$992,706	$982,621		$895,292
Total long-term liabilities	833,380		617,343	368,128	434,845		432,616
Stockholders’ equity (6)	1,106,059		733,662	541,672	421,202		366,797

(1)	We sold Denbury Offshore, Inc. in July 2004.

(2)	Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.”

(3)	In 2003, we recognized a gain of $2.6 million for the cumulative effect adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” The adoption of SFAS No. 143 increased basic and diluted net income per common share by $0.02. In April 2003, we recorded a pre-tax charge of $17.6 million associated with an early debt retirement.

(4)	On October 31, 2005, we split our common stock on a 2-for-1 basis. Information relating to all prior years shares and earnings per share has been retroactively restated to reflect the stock split.

(5)	Based on a gross working interests basis and includes reserves dedicated to volumetric production payments of 210.5 Bcf at December 31, 2006, 237.1 Bcf at December 31, 2005, 178.7 Bcf at December 31, 2004 and 162.6 Bcf at December 31, 2003 (See Note 14 to the Consolidated Financial Statements).

(6)	We have never paid any dividends on our common stock.

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
2006 Overview
     Operating results. During 2006, the combination of high commodity prices and record annual production resulted in record annual earnings and cash flow from operations. Production for 2006 averaged 36,782 BOE/d, 23% higher than our average production during 2005, with production increases in every operating area. Commodity prices, on a BOE basis net to us, increased 6% between the fiscal year-end 2005 and 2006. Virtually all expenses increased during 2006, on both an absolute and per BOE basis, as we experienced cost increases in almost every aspect of our business. Overall industry costs continue to increase, the primary reason for higher operating costs and depreciation and depletion rates per BOE in 2006. Operating expenses were also impacted by higher energy costs (electrical and fuel charges) and our continuing emphasis on tertiary operations. General and administrative expenses increased 51% between 2005 and 2006 primarily as a result of the adoption of SFAS No. 123(R) relating to stock compensation and continued growth in personnel and inflation in the industry. Interest expense increased 31% as a result of average debt levels that were 83% higher than in 2005, partially offset by $11.3 million of capitalized interest expense, primarily relating to the unevaluated properties included in our 2006 acquisitions. Our commodity derivative contract mark-to-market adjustments were the only positive trend in expenses during 2006, wherein we recognized a $19.8 million gain in 2006, as compared to a $29.0 million loss in 2005. Our derivative gain was primarily a result of our decision to enter into natural gas swaps in mid December 2006 covering between 80% and 90% of our forecasted 2007 natural gas production, followed by a decline in natural gas prices by year-end.
     As has been our practice for several years, we are reinvesting virtually all of our cash flow in new projects, with a desire to further increase our production and reserves. During 2006, our proved reserves increased from 152.6 MMBOE as of December 31, 2005 to 174.3 MMBOE as of December 31, 2006, replacing approximately 260% of our 2006 production, over 60% of which was from internal organic growth, with the balance from acquisitions. The most significant reserve additions during 2006 were in the Barnett Shale. We did not recognize many tertiary oil reserve additions during 2006 because of delays in getting projects completed (and the related delays in associated production response) and because of a transition in how proved tertiary oil reserves were being recognized (see “Results of Operations – Depletion, Depreciation and Amortization” for a review of our reserve changes during 2006 and a discussion of our proved tertiary reserves).
     Net income for 2006 was $202.5 million as compared to $166.5 million for 2005 and $82.4 million for 2004. The incremental net income during the 2006 was attributable to most of the factors noted above, principally higher production, partially offset by higher costs. Continued high commodity prices during 2006 also played a significant role in the 2006 results.
     In addition to inflationary costs in our industry, we are experiencing more and more delays in obtaining goods and services. This industry trend has caused us to experience higher costs than originally forecasted and to periodically fall behind schedule with regard to the timing of planned activities. While there are preliminary signs that these trends are slowing as a result of the decline in commodity prices in late 2006, unless commodity prices remain flat or continue to decrease, we believe that we are likely to see a resumption of these trends. These rising costs, both for operating expenses and capital expenditures, and shortages of goods and services, contribute to delays in completing our planned projects and may cause delays and shortfalls in achieving our anticipated production and profitability targets. See “Results of Operations” for a more thorough discussion of our operating results.
     Continued expansion of our tertiary operations. Since we acquired our first carbon dioxide tertiary flood in Mississippi in 1999, we have gradually increased our emphasis on these types of operations. We particularly like this

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
play because of its risk profile, rate of return and lack of competition in our operating area. Generally, from East Texas to Florida, there are no known significant natural sources of carbon dioxide except our own, and these large volumes of CO2 that we own drive the play. Please refer to the section entitled “CO2 Operations” below for a discussion of these operations, their potential, and the ramifications of our continuing emphasis on these operations.
     Having enough CO2 to flood our tertiary oil fields is one of the most important ingredients, if not the key ingredient, to our tertiary operations. During 2006 we increased our proved CO2 reserve quantities by 19%, from 4.6 Tcf as of December 31, 2005, to approximately 5.5 Tcf as of December 31, 2006 (both of these quantities are on a working interest basis – see “CO2 Operations – CO2 Resources” for further information). We are continuing to buy additional oil fields that are tertiary flood candidates (See “2006 Acquisitions” below).
2006 Acquisitions.
     Tinsley and Citronelle Fields. On January 31, 2006, we completed an acquisition of three producing oil properties that are future potential CO2 tertiary oil flood candidates: Tinsley Field approximately 40 miles northwest of Jackson, Mississippi, Citronelle Field in Southwest Alabama, and the smaller South Cypress Creek Field near the Company’s Eucutta Field in Eastern Mississippi. In 2006 we began our tertiary development work at Tinsley Field, consisting primarily of planning, land and engineering work, with more extensive development and facility construction planned for 2007. The timing of tertiary development at Citronelle Field is uncertain as we will need to build a 60-to-70 mile extension of our Free State pipeline (CO2 pipeline from Jackson Dome to East Mississippi) before flooding can commence, and South Cypress Creek will probably be flooded following our initial development of our other East Mississippi properties. The adjusted purchase price for these three properties was approximately $250 million. The acquisition was funded with proceeds of the $150 million of senior subordinated notes issued in December 2005 and $100 million of bank financing under the Company’s existing credit facility (repaid in April 2006 with proceeds from our equity offering at that time). During the fourth quarter of 2006, these fields produced an average of 2,569 BOE/d, up slightly from the 2,200 BOE/d at the time of acquisition. As of December 31, 2006, these fields had proved reserves of approximately 13.5 million BOEs. We operate all three fields and own the majority of the working interests.
     Delhi Field. During May 2006, we purchased the Delhi Holt-Bryant Unit (“Delhi”) in northern Louisiana for $50 million, plus a 25% reversionary interest to the seller after we have achieved $200 million in net operating revenue, as defined. Delhi is also a future potential CO2 tertiary oil flood candidate that will require construction of a CO2 pipeline before flooding can commence, with current plans to make such a line an extension of the larger, new CO2 pipeline currently planned from Jackson Dome to Tinsley Field. Our goal is to have this CO2 line installed by 2008, with initial oil production from tertiary operations currently anticipated during 2009. No significant oil production or proved oil reserves existed at Delhi Field at December 31, 2006.
     Hastings Field. During November 2006 we entered into an agreement with a subsidiary of Venoco, Inc. that gives us an option, between November 1, 2008 and November 1, 2009, to purchase their interest in Hastings Field, a strategically significant potential tertiary flood candidate located near Houston, Texas. The agreement provides for the parties to agree upon a purchase price for the conventional proved reserves at the time of the exercise of the option, which may be paid in cash or through a volumetric production payment; failing an agreement as to price, the price will be determined by a pre-designated independent petroleum engineering firm using specified criteria for calculation of the discounted present value of proved reserves at that time. As consideration for the option agreement, we made an upfront payment of $37.5 million and are required to make additional payments totaling $12.5 million over the next twenty months. We can extend the option period beyond November 2009 for up to seven additional years at an incremental cost of $30 million per year. None of the option payment amounts will be credited against the purchase price if we exercise the option. If we exercise the option, we will be committed to make aggregate net capital expenditures in the field of approximately $175 million over the subsequent five years to develop the field for tertiary operations, with an obligation to commence CO2 injections in the field within three years following the option exercise. Hastings Field is currently producing approximately 2,400 Bbls/d, although we currently have no economic interest in this production.
     We believe that Hastings Field has significant potential oil reserves from tertiary flooding. We plan to build a pipeline to transport CO2 to this field, estimated at between 280 and 300 miles, from the southern end of our existing CO2 pipeline which terminates near Donaldsonville, Louisiana. Based on very preliminary estimates, this pipeline is expected to cost between $450 million and $650 million, although this cost could vary significantly depending on the ultimate size of the pipeline, its pressure rating, its specific route, and other variables, all of which are unknown

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
at this time. We are initiating studies related to construction of this line, with a goal of having it installed and operational within the next few years. We anticipate initially transporting CO2 to the Hastings Field from our natural CO2 source at Jackson Dome, but ultimately plan to use manufactured (anthropogenic) sources of CO2 for this tertiary operation. See “Results of Operations — CO2 Resources” for a discussion of an agreement we entered into during 2006 to purchase a man-made source of CO2 from a planned petroleum coke gasification project.
     April 2006 Equity Offering. On April 25, 2006, we closed the $125 million sale (net to Denbury) of 3,492,595 shares of common stock in a public offering. We used the net proceeds from the offering to repay then current borrowings under our bank credit facility, which were $120 million as of that date, principally incurred to partially fund our $250 million acquisition of three properties in January 2006.
Capital Resources and Liquidity
     Our current 2007 capital budget is $650 million, excluding any potential acquisitions. Approximately 60% of our 2007 budget is expected to be spent on tertiary related operations, approximately 20% in the Barnett Shale area, and less than 10% on exploration projects, with the balance spent on our conventional properties in Mississippi or Louisiana. This capital program includes an estimated $80 million to $100 million for a CO2 pipeline from our CO2 source at Jackson Dome to Tinsley and Delhi Fields, two oil fields acquired during 2006. Based on futures commodity prices as of the end of January 2007, this budget is $200 million to $250 million greater than our anticipated cash flow from operations, a much greater shortfall than we have had in recent years. Currently, we plan to fund the majority of this shortfall by refinancing our two existing CO2 pipelines with Genesis Energy, L.P. (“Genesis”) by entering into some type of long-term financing or sale transaction, effectively paying for the cost of the pipeline over an extended period of time and recouping our cash previously spent. We would anticipate a similar financing with Genesis for the new CO2 pipeline from Jackson Dome to Tinsley and Delhi Fields once it is completed, forecasted at this time to be during the first half of 2008. We have discussed with Genesis that any such financings are conditioned upon Genesis achieving certain goals, primarily the acquisition of other economic projects that are not related to Denbury, based upon acquisition by Genesis of $1.50 of non-Denbury-related acquisitions for every $1.00 of financings or sales with Denbury. If Genesis is not successful in acquiring properties from third parties or we cannot reach mutually agreeable terms with Genesis to sell them these CO2 pipeline assets, we would plan to fund the shortfall with conventional debt and could potentially reduce our capital budget later in the year. As of February 16, 2007, we had $150 million of bank debt outstanding on a $500 million borrowing base (see “Revised bank credit agreement” below), leaving us significant incremental borrowing capacity, more than we currently plan or desire to use.
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
     We also continue to pursue additional acquisitions of mature oil fields that we believe have potential as future tertiary flood candidates. These possible acquisitions are difficult to forecast and the purchase price can vary widely depending on the levels in the fields of existing production and conventional proved reserves and commodity prices. Any additional acquisitions would be funded, at least temporarily, with bank or other debt, although if significant, the acquisition would likely be ultimately funded with more permanent capital such as subordinated debt and/or additional equity.
     Revised bank credit agreement. On September 14, 2006, we entered into a Sixth Amended and Restated Credit Agreement with our nine banks, led by JPMorgan Chase Bank, N.A., as administrative agent. The new agreement (i) improved the credit pricing under the agreement, (ii) extended the term of the credit arrangements by two and one-half years to September 14, 2011, (iii) increased the borrowing base from $300 million to $500 million, (iv) increased the maximum facility size from $300 million to $800 million, and (v) made other minor modifications. Under the new agreement, the commitment amount remained at $150 million, an amount increased in December 2006 to $250 million. The borrowing base represents the amount that can be borrowed from a credit standpoint based on our assets, as confirmed by the banks, while the commitment amount is the amount the banks have committed to fund pursuant to the terms of the credit agreement. The banks have the option to participate in

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
any borrowing request by us in excess of the commitment amount ($250 million), up to the borrowing base limit ($500 million), although the banks are not obligated to fund any amount in excess of the commitment amount. At December 31, 2006, we had outstanding $375.0 million (principal amount) of 7.5% subordinated notes, approximately $10.0 million of capital lease commitments, $134.0 million of bank debt, and a working capital deficit of approximately $17.1 million.
Sources and Uses of Capital Resources
     During 2006, we spent $507.3 million on oil and natural gas exploration and development, $63.6 million on CO2 exploration and development, and approximately $319.0 million on property acquisitions, for total capital expenditures of approximately $889.9 million. Our oil and natural gas exploration and development expenditures included approximately $245.3 million spent on drilling, $31.6 million spent on geological, geophysical and acreage expenditures and $230.4 million incurred on facilities and recompletion costs. We funded our total capital expenditures with $461.8 million of cash flow from operations, $125 million of equity, $134 million of net bank borrowings, and a $13.2 million increase in our accrued capital expenditures, with the balance funded with working capital, predominately cash from the December 2005 issuance of $150 million of subordinated debt. Adjusted cash flow from operations (a non-GAAP measure defined as cash flow from operations before changes in assets and liabilities as discussed below under “Results of Operations-Operating Results”) was $448.4 million for 2006, while cash flow from operations for the same period, the GAAP measure, was $461.8 million.
     During 2005, we spent $292.8 million on oil and natural gas exploration and development expenditures, $76.8 million on CO2 exploration and development expenditures (including approximately $46.0 million for our CO2 pipeline to East Mississippi), and approximately $70.9 million on property acquisitions, for total capital expenditures of approximately $440.5 million. Our exploration and development expenditures included approximately $147.8 million spent on drilling, $25.5 million of geological, geophysical and acreage expenditures and $135.1 million spent on facilities and recompletion costs. Our 2005 acquisition expenditures include the purchase of additional interest and acreage in the Barnett Shale area and purchase of two oil fields, Cranfield and Lake St. John Fields, which may be potential tertiary flood candidates in the future. Our $440.5 million of capital expenditures included an increase of $18.2 million in our accrued capital expenditures, with the remaining cash portion of our capital expenditures funded primarily with $361.0 million of cash flow from operations and approximately $57 million of short-term investments remaining at December 31, 2004, from the sale of our offshore properties during 2004. Additionally, we issued $150 million of subordinated debt in December 2005 and raised $14.4 million during 2005 from the sale of another volumetric production payment of CO2 to Genesis, along with a related long-term CO2 supply agreement with an industrial customer. All of these sources not only funded our capital expenditures, but also increased our cash balance at year-end 2005 to $165.1 million, with a portion of such funds used in January 2006 to partially fund our $250 million acquisition. Adjusted cash flow from operations (a non-GAAP measure defined as cash flow from operations before changes in assets and liabilities as discussed below under “Results of Operations – Operating Results” below) was $343.4 million for 2005, while cash flow from operations for the same period, the GAAP measure, was $361.0 million.
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

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Off-Balance Sheet Arrangements
Commitments and Obligations
     We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees, other than as disclosed in this section. We have no debt or equity triggers based upon our stock or commodity prices. Our dollar denominated payment obligations that are not on our balance sheet include our operating leases, which at year-end 2006 totaled $101.4 million (including $71.4 million of equipment costs) relating primarily to the lease financing of certain equipment for CO2 recycling facilities at our tertiary oil fields. We also have several leases relating to office space and other minor equipment leases. Additionally, we have dollar related obligations that are not currently recorded on our balance sheet relating to various obligations for development and exploratory expenditures that arise from our normal capital expenditure program or from other transactions common to our industry. In addition, in order to recover our undeveloped proved reserves, we must also fund the associated future development costs forecasted in our proved reserve reports. For a further discussion of our future development costs and proved reserves, see “Results of Operations – Depletion, Depreciation and Amortization” below.
     At December 31, 2006, we had a total of $10.5 million outstanding in letters of credit. Genesis Energy, Inc., our 100% owned subsidiary that is the general partner of Genesis, may, as general partner, be a potential guarantor of the bank debt of Genesis, which consists of $8.0 million in debt and $4.6 million in letters of credit at December 31, 2006. There were no guarantees by Denbury or any of its other subsidiaries of the debt of Genesis or of Genesis Energy, Inc. at December 31, 2006. We do not have any material transactions with related parties other than sales of production, transportation arrangements, and capital leases with Genesis made in the ordinary course of business, and volumetric production payments of CO2 (“VPP”) sold to Genesis as discussed in Note 3 to our Consolidated Financial Statements.
     A summary of our obligations at December 31, 2006, is presented in the following table:

	Payments Due by Period
Amounts in Thousands	Total	2007	2008	2009	2010	2011	Thereafter

Contractual Obligations:
Subordinated debt (a)	$375,000	$—	$—	$—	$—	$—	$375,000
Senior Bank Loan (a)	134,000	—	—	—	—	134,000	—
Estimated interest payments on subordinated debt and Senior Bank Loan (a)	246,164	36,634	36,634	36,634	36,634	34,116	65,512
Operating lease obligations	101,378	13,056	12,667	11,857	11,527	10,967	41,304
Capital lease obligations (b)	10,028	1,291	1,291	1,529	1,291	1,291	3,335
Capital expenditure obligations (c)	102,660	66,386	20,284	14,235	1,755	—	—
Derivative contracts (receipt) payment (d)	(14,726)	(22,125)	7,399	—	—	—	—
Hastings field purchase option	12,500	7,500	5,000	—	—	—	—

Other Cash Commitments:
Future development costs on proved oil and gas reserves, net of capital obligations (e)	463,707	180,000	141,523	85,490	19,367	9,442	27,885
Future development cost on proved CO2 reserves, net of capital obligations (f)	149,367	31,267	20,000	—	—	11,000	87,100
Asset retirement obligations (g)	91,338	1,940	1,130	2,428	5,351	1,509	78,980

Total	$1,671,416	$315,949	$245,928	$152,173	$75,925	$202,325	$679,116

(a)	These long-term borrowings and related interest payments are further discussed in Note 6 to the Consolidated Financial Statements. This table assumes that our long-term debt is held until maturity.

(b)	Represents future minimum cash commitments of $8.2 million to Genesis under capital leases in place at December 31, 2006, primarily for transportation of crude oil and CO2, $1.6 million for our office in Laurel, Mississippi, and auto leases for $0.2 million. Approximately $3.0 million of these payments represents interest.

(c)	Represents future minimum cash commitments under contracts in place as of December 31, 2006, primarily for drilling rig services and well related costs. As is common in our industry, we commit to make certain expenditures on a regular

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

basis as part of our ongoing development and exploration program. These commitments generally relate to projects that occur during the subsequent several months and are usually part of our normal operating expenses or part of our capital budget, which for 2007 is currently set at $650 million. In addition, we have recurring expenditures for such things as accounting, engineering and legal fees, software maintenance, subscriptions, and other overhead type items. Normally these expenditures do not change materially on an aggregate basis from year to year and are part of our general and administrative expenses. We have not attempted to estimate the amounts of these types of recurring expenditures in this table as most could be quickly cancelled with regard to any specific vendor, even though the expense itself may be required for ongoing normal operations of the Company.

(d)	Represents the estimated future payments under our oil and gas derivative contracts based on the futures market prices as of December 31, 2006. These amounts will change as oil and natural gas commodity prices change. The estimated fair market value of our oil and natural gas commodity derivatives at December 31, 2006, was a $15.7 million net asset. See further discussion of our derivative contracts and their market price sensitivities in “Market Risk Management” below in this Management’s Discussion and Analysis of Financial Condition and in Note 10 to the Consolidated Financial Statements.

(e)	Represents projected capital costs as scheduled in our December 31, 2006 proved reserve report that are necessary in order to recover our proved undeveloped oil and natural gas reserves. These are not contractual commitments and are net of any other capital obligations shown under “Contractual Obligations” in table above.

(f)	Represents projected capital costs as scheduled in our December 31, 2006 proved reserve report that are necessary in order to recover our proved undeveloped CO2 reserves from our CO2 source wells used to produce CO2 for our tertiary operations. These are not contractual commitments and are net of any other capital obligations shown above.

(g)	Represents the estimated future asset retirement obligations on an undiscounted basis. The present discounted asset retirement obligation is $41.1 million, as determined under SFAS No. 143, is further discussed in Note 4 to the Consolidated Financial Statements.
     The above table does not include the commitment to purchase CO2 from the proposed Faustina plant, if built (see “Results of Operations — CO2 Resources — Man-made CO2 sources” below) and does not include the commitments related to Hastings Field if the purchase option is exercised by us (see “2006 Acquisitions” above), as both obligations are contingent on certain events. The above table does include the remaining $12.5 million due on the Hastings option payment.
     Long-term contracts require us to deliver CO2 to our industrial CO2 customers at various contracted prices, plus we have a CO2 delivery obligation to Genesis pursuant to three volumetric production payments (“VPP”) entered into during 2003 through 2005. Based upon the maximum amounts deliverable as stated in the industrial contracts and the volumetric production payments, we estimate that we may be obligated to deliver up to 391 Bcf of CO2 to these customers over the next 17 years; however, since the group as a whole has historically taken less CO2 than the maximum allowed in their contracts, based on the current level of deliveries, currently we project that our commitment would likely be reduced to approximately 255 Bcf. The maximum volume required in any given year is approximately 105 MMcf/d, although based on our current level of deliveries, this would likely be reduced to approximately 69 MMcf/d. Given the size of our proven CO2 reserves at December 31, 2006 (approximately 5.5 Tcf before deducting approximately 210.5 Bcf for the three VPPs), our current production capabilities and our projected levels of CO2 usage for our own tertiary flooding program, we believe that we will be able to meet these delivery obligations.
Results of Operations
CO2 Operations
     Overview. Our interest in tertiary operations has increased to the point that approximately 60% of our 2007 capital budget is dedicated to tertiary related operations. We particularly like this play as (i) it has a lower risk and is more predictable than most traditional exploration and development activities, (ii) it provides a reasonable rate of return at relatively low oil prices (generally around $30 a barrel at today’s cost levels, depending on the specific field and area), and (iii) we have virtually no competition for this type of activity in our geographic area. Generally, from East Texas to Florida, there are no known significant natural sources of carbon dioxide except our own, and these large volumes of CO2 that we own drive the play.
     We talk about our tertiary operations by labeling operating areas or groups of fields as phases. Phase I is in Southwest Mississippi and includes several fields along our 183-mile CO2 pipeline that we acquired in 2001. The

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
most significant fields in this area are Little Creek, Mallalieu, McComb and Brookhaven. Phase II, which began with the early 2006 completion of our CO2 pipeline to East Mississippi, includes Eucutta, Soso, Martinville and Heidelberg Fields. With the properties acquired in our January 2006 acquisition (see “2006 Acquisitions” above), we have labeled the planned operations at Tinsley Field, Northwest of Jackson Dome, as Phase III. Phase IV includes Cranfield and Lake St. John Fields, two fields near the Mississippi/Louisiana border located west of the Phase I fields, and Phase V is Delhi Field, a Louisiana field we acquired in 2006, located southwest of Tinsley Field (see “2006 Acquisitions”). Ultimately, we also plan to ultimately flood Citronelle Field, another field acquired in 2006, and Hastings Field, a field on which we acquired a purchase option in late 2006. We have not yet labeled these two fields as a specific phase.
     CO2 Resources. In February 2001, we acquired the CO2 source field located near Jackson, Mississippi, and a 183-mile pipeline to transport it to our oil fields. Since February 2001, we have acquired two producing wells and drilled 11 additional CO2 producing wells, significantly increasing our estimated proved CO2 reserves from approximately 800 Bcf at the time of the 2001 acquisition to approximately 5.5 Tcf as of December 31, 2006, approximately 250 Bcf more than we estimate we need for our existing and currently planned phases of tertiary operations. During 2006, our proven CO2 reserves increased approximately 19%, or 900 Bcf, from 4.6 Tcf to 5.5 Tcf. The estimate of 5.5 Tcf of proved CO2 reserves is based on 100% ownership of the CO2 reserves, of which Denbury’s net revenue interest ownership is approximately 4.5 Tcf. Both reserve estimates are included in the evaluation of proven CO2 reserves prepared by DeGolyer & MacNaughton. In discussing the available CO2 reserves, we make reference to the gross amount of proved reserves, as this is the amount that is available both for Denbury’s tertiary recovery programs and industrial users, as Denbury is responsible for distributing the entire CO2 production stream for both of these uses. We currently estimate that it will take approximately 850 Bcf of CO2 to develop and produce the proved tertiary recovery reserves we have recorded at December 31, 2006.
     Today, we own every known producing CO2 well in the region, providing us a significant strategic advantage in the acquisition of other properties in Mississippi and Louisiana that could be further exploited through tertiary recovery. As of January 2007, we estimate that we are capable of producing approximately 470 MMcf/d of CO2, over seven times the rate that we were capable of producing at the time of our initial acquisition in 2001. We continue to drill additional CO2 wells, with three more wells planned for 2007, in order to further increase our production capacity and potentially increase our proven CO2 reserves. Our drilling activity at Jackson Dome will continue beyond 2007 as our current forecasts for the five phases which are specifically planned to date suggest that we will need approximately 1,000 MMcf/d of CO2 production by 2011.
     In addition to using CO2 for our tertiary operations, we sell CO2 to third party industrial users under long-term contracts. Most of these industrial contracts have been sold to Genesis along with the sale of a volumetric production payment for the CO2. Our average daily CO2 production during 2004, 2005 and 2006 was approximately 218 million, 242 million, and 342 million cubic feet per day, of which approximately 73% in 2004, 73% in 2005, and 75% in 2006 was used in our tertiary recovery operations, with the balance delivered to Genesis under the volumetric production payments or sold to third party industrial users.
     We spent approximately $0.19 per Mcf in operating expenses to produce our CO2 during 2006, more than our 2005 average of $0.16 per Mcf, principally as a result of higher oil commodity prices, which results in higher royalty payments, and higher labor, utilities and equipment rental expense. During 2004, we spent approximately $0.12 per Mcf to produce our CO2. Our estimated total cost per thousand cubic feet of CO2 during 2006 was approximately $0.28, after inclusion of depreciation and amortization expense related to the CO2 production, as compared to approximately $0.25 during 2005.
     Man-Made CO2 sources. We entered into an agreement and committed to purchase (if the plant is built) 100% of the CO2 production from a man-made (anthropogenic) source of CO2, a planned petroleum coke gasification project scheduled to be completed in 2010. This Faustina plant, proposed to be located near Donaldsonville, LA, will convert petroleum coke into ammonia. As a byproduct of the combustion, large quantities of CO2 will be produced, estimated to be around 200 MMcf/d. We plan to use this CO2 in our tertiary operations program to recover oil. The Faustina agreement allows us to add the potential equivalent volume of an additional one Tcf of CO2 over the term of our contract. Construction of this plant has not yet begun, so we are not certain whether this plant will be built, although it currently appears likely. We are in discussions with several other entities that are considering other types of coal or petroleum coke gasification plants. The cost of this man-made CO2 will

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
likely be higher than CO2 from our natural source, but the location of these plants could mitigate some of the incremental cost of transporting CO2 from Jackson Dome. Further, we see these sources as a possible expansion of natural sources, assuming they are economical, and we believe that our potential ability to tie these sources together with pipelines will give us a significant advantage over our competitors in our geographic area in acquiring additional oil fields and in acquiring these future potential man-made sources of CO2.
     Overview of Tertiary Economics. Initially, our tertiary operations were economic at oil prices below $20 per Bbl, although the economics have always varied by field. Our costs have escalated during the last few years due to general cost inflation in the industry, raising our current economic oil price to around $30 per Bbl, again dependent on the specific field. Our inception-to-date finding and development costs (including future development and abandonment costs but excluding expenditures on fields without proven reserves) for our tertiary oil fields through December 31, 2006, are approximately $8.50 per BOE. Currently, we forecast that these costs will range from $5 to $10 per BOE over the life of each field, depending on the state of a particular field at the time we begin operations, the amount of potential oil, the proximity to a pipeline or other facilities, etc. Our operating costs for tertiary operations are expected to range from $13 to $15 per BOE over the life of each field (at today’s prices), again depending on the field itself, however, our 2006 operating costs were in excess of this range.
     Oil quality is another significant factor that impacts the economics. In Phase I (Southwest Mississippi), the light sweet oil produced from our tertiary operations receives near NYMEX prices, while the average discount to NYMEX for the lower quality oil produced from the fields in Phase II (East Mississippi), some of which we started flooding during 2006, was $13.51 per BOE during 2006, a differential that is significantly higher than our corporate historical averages and one that appears to increase as oil prices increase. See “Oil and Natural Gas Revenues” below for a further discussion of our NYMEX differentials.
     While these economic factors have wide ranges, our rate of return from these operations has generally been better than our rate of return on traditional oil and gas operations, and thus our tertiary operations have become our single most important focus area. While it is extremely difficult to accurately forecast future production, we do believe that our tertiary recovery operations provide significant long-term production growth potential at reasonable rates of return, with relatively low risk, and thus will be the backbone of our Company’s growth for the foreseeable future. Although we believe that our plans and projections are reasonable and achievable, there could be delays or unforeseen problems in the future that could delay or affect the economics of our overall tertiary development program. We believe that such delays or price effects, if any, should only be temporary.
     Financial Statement Impact of CO2 Operations. Our increasing emphasis on CO2 tertiary recovery projects has significantly impacted, and will continue to impact on our financial results and certain operating statistics.
     First, there is a significant delay between the initial capital expenditures and operating expenses and the resulting production increases, as we must build facilities before CO2 flooding can commence, and it usually takes six to 12 months before the field responds to the injection of CO2 (i.e., oil production commences) to the injection of CO2. Further, we may spend significant amounts of capital before we can recognize any proven reserves from fields we flood (See “Analysis of Tertiary Recovery Operations” below). Even after a field has proven reserves, there will usually be significant amounts of additional capital required to fully develop the field.
     Secondly, these tertiary projects are usually more expensive to operate than our other oil fields because of the cost of injecting and recycling the CO2 (primarily due to the significant energy requirements to re-compress the CO2 back into a near-liquid state for re-injection purposes). As commodity and energy prices increase, so do our operating expenses in these fields. Our operating cost during 2006 for our tertiary operations averaged $17.69 per Bbl for our producing tertiary fields, as compared to an estimated cost of around $12 to $15 per BOE for a more traditional oil property. We allocate the cost to produce and transport the CO2 between CO2 used in our own oil fields and CO2 sold to commercial users (including obligations covered by the volumetric production payments sold to Genesis). Most of our CO2 operating expenses are allocated to our oil fields and recorded as lease operating expenses on those fields at the time the CO2 is injected. Since we expense all of the operating costs to produce and inject our CO2, the operating costs per barrel will be higher at the inception of CO2 injection projects before oil production is realized in a particular field. Our total corporate operating expenses on a per BOE basis will likely continue to increase as these operations constitute an increasingly larger percentage of our operations. Generally, these higher operating costs are somewhat offset by lower finding and development costs which helps to lower our overall depreciation and depletion rate (see also “Overview of Tertiary Economics” above).

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Third, our net oil price relative to NYMEX prices may be affected by the oil produced from our tertiary operations (see “Overview of Tertiary Operations” above). Currently, all of our current oil production from tertiary operations is from fields that produce light sweet oil and receive oil prices close to, and sometimes actually higher than, NYMEX prices. However, the oil produced from fields that we recently commenced flooding as part of Phase II generally sell at a significant discount to NYMEX because of the quality of the crude oil there. The relative mix of this production, coupled with changing market conditions for the various types of crude, can cause our NYMEX differentials to fluctuate widely.
     Analysis of CO2 Tertiary Recovery Operating Activities. We currently have tertiary operations ongoing at Little Creek, Mallalieu, McComb and Brookhaven Fields in Phase I and Soso, Martinville and Eucutta Fields in Phase II, as well as in various smaller adjacent fields. We project that our oil production from these operations will increase substantially over the next several years as we continue to expand this program by adding additional projects and phases. As of December 31, 2006, we had approximately 62.2 MMBbls of proven oil reserves related to tertiary operations (51.7 MMBbls of which was in Phase I and the balance in Phase II) and have identified and estimate significant additional oil potential in other fields that we own in this region. We initiated CO2 injections at Tinsley Field (Phase III) in January 2007, although in very limited amounts, with more significant development expected there when the CO2 pipeline to Tinsley is completed, which we currently anticipate in the third or fourth quarter of 2007. We also expect to initiate flooding at Cranfield and Lockhart Crossing Fields in the second half of 2007 (Phase IV).
     With regard to our proven tertiary reserves, 2006 was a transition year for us, as we added only 6.0 MMBbls of tertiary-related proved oil reserves during the year, primarily incremental oil reserves at McComb and Mallalieu Fields (both Phase I). Previously, we booked most proven tertiary oil reserves near the start of a project as almost all the oil fields in Phase I were analogous to Little Creek Field (our first flood) and thus it was not necessary to have an oil production response to the CO2 injections before they were considered proven. Conversely, our new floods (after Phase I) are not analogous (for the most part), as the tertiary floods will be in different geological formations. Therefore for these new phases, there must be an oil production response to the CO2 injections before we can recognize proven oil reserves, even though we believe that these formations have a similar risk profile. Since many of our Phase II projects were delayed during 2006, the production response needed to record any significant incremental tertiary oil reserves in this new area did not take place. We anticipate booking significant amounts of proven tertiary oil reserves during 2007 and beyond, although the magnitude will depend on our progress with Phases III and IV, two areas we plan to initiate during 2007, and the response from our new Phase II projects.
     Our average annual oil production from our CO2 tertiary recovery activities has increased during the last few years, from 3,970 Bbls/d in 2002 to 10,070 Bbls/d during 2006. Tertiary oil production represented approximately 44% of our total corporate oil production during 2006 and approximately 27% of our total corporate production of both oil and natural gas during the same period on a BOE basis. We expect that this tertiary related oil production will continue to increase, although the increases are not always predictable or consistent. During 2006, our CO2 injections were less than we forecasted due to a series of different types of delays in obtaining equipment or completing facilities, resulting in a corresponding shortfall between our forecasted and actual tertiary oil production. These delays are caused by various factors: difficulties reentering certain injection wells, which has required that some wells be redrilled; delays in getting certain permits and right-of-ways; and a general tightening of available materials and equipment in the industry. This temporary fluctuation in oil production does not indicate any issue with the proved and potential oil reserves recoverable with CO2, because the historical correlation between oil production and CO2 injections remains high. For our tertiary oil production, we anticipate a 40% to 50% increase in our average production rates for 2007 as compared to 2006 levels. A detailed discussion of each of our tertiary oil fields and the development of each is included on pages 7 – 9 under “Our Tertiary Oil Fields with Proven Tertiary Reserves.” Following is a chart with our tertiary oil production by field for 2004, 2005 and by quarter for 2006.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Average Daily Production (BOE/d)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year Ended December 31,
Tertiary Oil Field	2006	2006	2006	2006	2006	2005	2004

Brookhaven	547	798	965	1,014	833	31	—
Little Creek & Lazy Creek	3,006	3,056	2,623	2,279	2,739	3,529	3,148
Mallalieu (East and West)	5,219	5,385	5,243	4,994	5,210	4,739	3,351
McComb & Olive	932	1,062	1,242	1,467	1,177	908	285
Smithdale	54	74	41	63	58	8	—
Martinville	—	—	—	24	6	—	—
Eucutta	—	—	—	187	47	—	—

Total tertiary oil production	9,758	10,375	10,114	10,028	10,070	9,215	6,784

     In addition to higher energy costs to operate our tertiary recycling facilities caused by higher commodity prices, we have experienced general cost inflation during the last few years. We also lease a portion of our recycling and plant equipment used in our tertiary operations, which further increases operating expenses. Over the last four years we have leased certain equipment that qualifies for operating lease treatment representing an underlying aggregate cost of approximately $71.4 million as of December 31, 2006. We expect to enter into new leases for equipment during 2007 and 2008 representing additional underlying costs of approximately $44 million. These leases have been an attractive cost of financing due to their low imputed interest rates, which are fixed for seven to ten years. During 2006, the cost to produce our CO2 also increased (see “CO2 Resources” above), all of which resulted in an increase in our tertiary operating cost per BOE from $12.00 per BOE in 2005 to $17.69 per BOE during 2006. Included in the 2006 amount is approximately $7.5 million, or approximately $2.04 per BOE, for operating expenses at three new tertiary floods in Phase II where we commenced operations but have had only a very limited or no production response to date (initial response is expected late in 2007). The absolute amount of operating expenses related to tertiary operations increased from $24.6 million during 2004 to $40.4 million during 2005 to $65.0 million during 2006.
     Through December 31, 2006, we spent a total of $665.4 million on fields currently being flooded (including allocated acquisition costs) and received $472.2 million in net cash flow (revenue less operating expenses and capital expenditures). Of this total, approximately $273.5 million was spent on fields which had little or no proved reserves at December 31, 2006 (i.e., significant incremental proved reserves are anticipated during 2007 and beyond). The proved oil reserves in our CO2 fields have a PV-10 Value of $1.46 billion, using December 31, 2006 constant NYMEX pricing of $61.05 per Bbl. These amounts do not include the capital costs or related depreciation and amortization of our CO2 producing properties, but do include CO2 source field lease operating costs and transportation costs. Through December 31, 2006, we had a balance of approximately $198.7 million of unrecovered net cash flows for our CO2 assets.
     CO2 Related Capital Budget for 2007. Tentatively, we plan to spend approximately $70 million in 2007 in the Jackson Dome area with the intent to add additional CO2 reserves and deliverability for future operations. Approximately $60 million in capital expenditures is budgeted in 2007 for our Phase II properties (East Mississippi) and approximately $200 million for Phase III properties (Tinsley), plus an additional $70 million for properties in other phases, making our combined CO2 related expenditures just over 60% of our $650 million 2007 capital budget.
Operating Results
     Adjusted cash flow from operations (see discussion below regarding this non-GAAP measure) and net income have increased each year during the last three years, along with rising commodity prices. Production declined 10% from 2004 to 2005, primarily related to the sale of our offshore properties in July 2004 and to a lesser extent due to the hurricanes during 2005, but the effect of this deferred production was more than offset by higher commodity prices in 2005. Production increased 23% between 2005 and 2006, which, coupled with high prices, resulted in record annual net income and cash flow. Included in our 2006 net income is the effect of approximately $7.5 million of non-cash charges related to the adoption of SFAS No. 123(R) as of January 1, 2006, relating to certain stock-based compensation that was previously only reflected as a footnote disclosure and not recorded in the financial statements (See Note 9 to the Consolidated Financial Statements) and approximately $6.0 million of other

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
non-cash stock charges associated with the departure of a senior vice president and retirement of another vice president, both during 2006.

	Year Ended December 31,
Amounts in Thousands Except Per Share Amounts	2006	2005	2004

Net income	$202,457	$166,471	$82,448
Net income per common share:
Basic	$1.74	$1.49	$0.75
Diluted	1.64	1.39	0.72

Adjusted cash flow from operations	$448,414	$343,383	$200,193
Net change in assets and liabilities relating to operations	13,396	17,577	(31,541)

Cash flow from operations (GAAP measure)	$461,810	$360,960	$168,652

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
     The net change in assets and liabilities relating to operations is also important as it does require or provide additional cash for use in our business; however, we prefer to discuss its effect separately. For instance, during 2004, we had a $31.5 million difference between our adjusted cash flow from operations and our GAAP cash flow from operations. The most significant factor was the transfer of approximately $12.5 million of accrued production receivables relating to our offshore properties that existed as of the closing date to the offshore property purchaser. This reduction in accrued production receivables during 2004 was not considered a collection of receivables for our GAAP cash flow from operations. In addition to the effect of transferred receivables, our other accrued production receivables increased during the year due to the increase in commodity prices, and we reduced our accounts payable and accrued liabilities by approximately $10.5 million as a result of less overall activity as of year-end. During 2005, we had a $17.6 million increase to our GAAP cash flow from operations resulting from the net change in assets and liabilities relating to operations. This is primarily due to higher accounts payable and accrued liabilities associated with increased capital spending levels as compared to the prior year. Our accrual for production receivables was higher at the end of 2006 than a year earlier, due to higher oil and natural gas prices, partially offsetting the benefit of higher accounts payable and accrued liabilities. During 2006, we also had a $13.4 million increase to our GAAP cash flow from operations resulting from the same items as in 2005; namely higher accounts payable and accrued liabilities due to the higher spending levels, partially offset by an increase in our accrued production receivable as a result of the higher production levels in 2006.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Certain of our operating statistics for each of the last three years are set forth in the following chart:

	Year Ended December 31,
	2006	2005	2004

AVERAGE DAILY PRODUCTION VOLUMES
Bbls/d	22,936	20,013	19,247
Mcf/d	83,075	58,696	82,224
BOE/d (1)	36,782	29,795	32,951

OPERATING REVENUES (in thousands)
Oil sales	$501,176	$367,414	$256,843
Natural gas sales	215,381	181,641	187,934

Total oil and natural gas sales	$716,557	$549,055	$444,777

OIL AND GAS DERIVATIVE CONTRACTS (in thousands) (2)
Cash expense on settlements of derivative contracts	$(5,302)	$(16,761)	$(84,557)
Non-cash derivative (expense) income	25,130	(12,201)	(1,270)

Total income (expense) from oil and gas derivative contracts	$19,828	$(28,962)	$(85,827)

OPERATING EXPENSES (in thousands)
Lease operating expenses	$167,271	$108,550	$87,107
Production taxes and marketing expenses (3)	36,351	27,582	18,737

Total production expenses	$203,622	$136,132	$105,844

NON-TERTIARY CO2 OPERATING MARGIN (in thousands)
CO2 sales and transportation fees (4)	$9,376	$8,119	$6,276
CO2 operating expenses	3,190	2,251	1,338

Non-tertiary CO2 operating margin	$6,186	$5,868	$4,938

UNIT PRICES-INCLUDING IMPACT OF DERIVATIVE SETTLEMENTS (2)
Oil price per Bbl	$59.23	$50.30	$27.36
Gas price per Mcf	7.10	7.70	5.57

UNIT PRICES-EXCLUDING IMPACT OF DERIVATIVE SETTLEMENTS (2)
Oil price per Bbl	$59.87	$50.30	$36.46
Gas price per Mcf	7.10	8.48	6.24

OIL AND GAS OPERATING REVENUES AND EXPENSES PER BOE (1)
Oil and natural gas revenues	$53.37	$50.49	$36.88

Oil and gas lease operating expenses	$12.46	$9.98	$7.22
Oil and gas production taxes and marketing expenses	2.71	2.54	1.55

Total oil and natural gas production expenses	$15.17	$12.52	$8.77

(1)	Barrel of oil equivalent using the ratio of one barrel of oil to six Mcf of natural gas (BOE).

(2)	See also Market Risk Management below for information concerning the Company’s derivative transactions. Effective January 1, 2005, we elected to discontinue hedge accounting for our oil and natural gas derivative contracts; see Note 10 to the Consolidated Financial Statements and “Critical Accounting Policies and Estimates – Oil and Gas Derivative Contracts” below.

(3)	For 2006, 2005 and 2004, includes transportation expenses paid to Genesis of $4.4 million, $4.0 million and $1.2 million, respectively.

(4)	For 2006, 2005, and 2004 includes deferred revenue of $4.2 million, $3.1 million and $2.4 million respectively, associated with volumetric production payments and transportation income of $4.6 million, $3.5 million and $2.7 million, respectively, both from Genesis.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Production. Average daily production by area for 2006, 2005 and 2004, and each of the quarters of 2006 is listed in the following table (BOE/d).

	Average Daily Production (BOE/d)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year Ended December 31,
Operating Area	2006	2006	2006	2006	2006	2005	2004

Mississippi — non-CO2 floods	12,455	12,633	13,069	12,808	12,743	12,072	13,085
Mississippi — CO2 floods	9,758	10,375	10,114	10,028	10,070	9,215	6,784
Onshore Louisiana	8,349	8,623	8,221	6,572	7,937	6,164	7,630
Barnett Shale	3,953	4,621	4,952	5,925	4,868	2,145	587
Alabama	917	1,213	1,215	1,243	1,148	19	—
Other (1)	22	9	(10)	43	16	180	—

Total production excl. offshore	35,454	37,474	37,561	36,619	36,782	29,795	28,086
Offshore Gulf of Mexico — Sold July 2004	—	—	—	—	—	—	4,865

Total Company	35,454	37,474	37,561	36,619	36,782	29,795	32,951

(1)	Primarily represents production from an offshore property retained from the sale in July 2004.
     As outlined in the above table, average production in 2006 increased 23% (6,987 BOE/d) over 2005 levels. The third quarter of 2005 was negatively affected by Hurricanes Katrina and Rita, as approximately 1,100 BOE/d is estimated as having been deferred during that period. If last year’s average production is adjusted to include this deferred production, the average production increase between the two years would be reduced to approximately 19%. Of this adjusted annual increase, the January 2006 acquisition contributed approximately 2,148 BOE/d of the increase (36%) with 1,122 BOE/d attributable to the Mississippi – non-CO2 floods and 1,026 BOE/d to Alabama fields, although a small portion of that increase was from our internal development efforts following the acquisition.
     Production in the Mississippi – non-CO2 floods area declined only modestly during 2006 (before giving effect to the January 2006 acquisition related increase noted above) and also during 2005. Recent drilling activity in the Heidelberg Selma Chalk (natural gas) has helped offset the gradual declines in oil production during 2006 and 2005.
     See “CO2 Operations” above for a discussion of the tertiary related production.
     Our onshore Louisiana production for 2006 increased 1,773 BOE/d (29% increase) over the prior year’s level, due primarily to production increases at Thornwell and South Chauvin Fields as a result of 2005 and 2006 drilling activity in that area. We drilled 15 successful wells during 2005, which boosted the production levels in early 2006. However, our Louisiana production is currently declining, as evidenced by the decline between the third and fourth quarters of 2006, as a result of depletion with insufficient new production to offset it as our 2006 success rate was not as good as it had been during 2005. Since our budget for 2007 has been reduced in this area, it is unlikely that our production here will increase during 2007. Our Louisiana properties are generally shorter-lived properties than our properties in most other areas, and therefore decline rather rapidly, requiring a consistent increase in new production in order to maintain production levels.
     Our production in the Barnett Shale area during 2006 increased 2,723 BOE/d (127% increase) over our 2005 level, also as a result of increased drilling activity, with 46 wells drilled during 2006, as compared to 23 wells drilled during 2005. Production from this area has increased every quarter during the last two years, with additional modest increases expected during most of 2007 as we plan to drill 35 to 40 wells in this area during 2007, although this upward trend will not continue indefinitely. These wells are characterized by steep decline rates in their first year of production (as much as 50% to 60%), followed by a gradual leveling-off of production and a resultant slow decline rate, giving them an overall long production life.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     As a result of the sale of our offshore properties in July 2004, total production decreased between fiscal year-ends 2004 and 2005. If 2004 is adjusted to exclude offshore production, overall production increased approximately 6% on a BOE/d basis during 2005, anchored by the increased production from our tertiary operations and from our Barnett Shale play, generally offset by overall declines in production from our onshore conventional properties in Mississippi and natural gas wells in Louisiana.
     Our production for 2006 was weighted toward oil (62%) compared to 67% in 2005 and 58% in 2004, and we expect a similar weighting toward oil in 2007 due to our increasing emphasis on tertiary operations, unless we make an acquisition that is predominantly natural gas.
     Oil and Natural Gas Revenues. Our oil and natural gas revenues have increased for each of the last two years, primarily as a result of higher commodity prices, offset in part in 2005 by lower production as a result of our 2004 sale of offshore properties, but supplemented in 2006 by a 23% increase in production levels. Between fiscal year-end 2005 and 2006, revenues increased by 31%. The 23% increase in production in 2006, as compared to production in 2005, increased oil and natural gas revenues by $128.8 million (77% of the total revenue increase) and the 6% higher overall commodity prices in 2006 (on a BOE basis) further increased revenue by $38.7 million (23% of the total revenue increase). Between 2004 and 2005, revenues increased by 23%. The overall increase in commodity prices contributed $148.0 million in additional revenues, (142% of the increase); partially offset by an overall decrease in revenues of $43.7 million (a negative 42% of the total revenue increase) related to the 10% lower production volumes.
     Our net average realized crude oil price has increased each year, averaging 18% higher in 2006 over 2005 levels and 84% higher in 2005 over 2004 levels. Our net average realized natural gas price decreased 8% in 2006 as compared to 2005 levels, but the average price in 2005 was 38% higher than during 2004. On a weighted average net price per BOE, the increases in oil prices have more than offset the less consistent natural gas prices, resulting in a 6% increase in 2006 price levels as compared to 2005 prices and a 37% increase in 2005 prices as compared to 2004 levels.
     Our net revenue is also affected by the difference between our net average price and the NYMEX quoted price (i.e., the NYMEX differential). During 2004 and continuing into 2005 and 2006, the discount for our heavier, sour crude (which predominantly applies to our Eastern Mississippi production) increased significantly, lowering our overall net price relative to NYMEX. Our net oil price averaged $4.91 below NYMEX during 2004, increased to $6.33 during 2005, and further increased to $6.41 during 2006. This occurred in spite of our increasing light sweet oil production from our Phase I tertiary operations, which should have improved our overall net price as such crude receives near NYMEX prices and is becoming a higher percentage of our overall production. However, as evident in 2005 and 2006, the oil market is subject to significant and sudden changes and it is difficult to forecast these trends, although our experience indicates that the discount or NYMEX differential for our heavier sour crude increases as NYMEX oil prices increase.
     Our net natural gas prices relative to NYMEX fluctuate primarily as a result of the trend in the NYMEX prices during the month. Since most of our natural gas is sold on an index price that is set near the first of each month, the variance will decrease if NYMEX natural gas prices consistently decrease during the quarter and the opposite is true if prices are increasing. Our natural gas differentials relative to NYMEX improved in 2006 as compared to 2005, primarily due to decreasing natural gas prices throughout most of the year, but the opposite was true during 2005, when prices were generally rising. During 2006 our natural gas price averaged $0.13 above NYMEX, during 2005 we had an average discount to NYMEX of $0.49, and during 2004 we had an average premium of $0.02 to NYMEX. The NYMEX differential can also vary by area and our natural gas in the Barnett Shale area has a higher discount to NYMEX than the natural gas in Louisiana. Since our production in the Barnett area is growing and expected to increase again during 2007, while our Louisiana natural gas is generally declining, if prices remain consistent, we would expect our discount to NYMEX to gradually increase.
     Oil and natural gas derivative contracts. During 2006, we made payments on our derivative contracts of $5.3 million, related to oil swaps put in place in late 2005 to protect the rate of return on the fields acquired in January 2006. These payments lowered our effective net oil price received in 2006 by $0.64 per Bbl. During 2005, we made payments on our derivative contracts of $16.8 million, down from $84.6 million paid out during the prior year. Our 2005 payments related to a natural gas collar, lowering our effective net natural gas price by $0.78 per Mcf. During 2004, we paid out $64.1 million on our derivative contracts ($9.10 per Bbl) and $20.4 million ($0.68

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
per Mcf) on our natural gas derivative contracts relating to swaps and collars we purchased one to two years earlier when commodity prices were lower. About $30.5 million of the payments related to swaps originally put in place to protect the rate of return for the COHO acquisition in August 2002.
     Changing commodity prices cause fluctuations in the mark-to-market value adjustments of our derivative contracts. We recognized a non-cash gain of $25.1 million in 2006 as a result of the decreasing prices, primarily related to the 75 MMcf/d of natural gas swaps for calendar 2007 that we entered into during December 2006. During 2005, because of our decision to abandon hedge accounting as of January 1, 2005, we recognized a non-cash expense of $12.2 million primarily related to the amortization of the fair value of the derivative contracts in place as of January 1, 2005 over the remaining life of the contracts, which was generally 2005. During 2004, we recognized only $1.3 million of mark-to-market non-cash value adjustments as we were following hedge accounting prior to January 1, 2005. See also “Market Risk Management.”
     Operating Expenses. Our lease operating expenses have increased each year on both a per BOE basis and in absolute dollars primarily as a result of (i) our increasing emphasis on tertiary operations (see discussion of those expenses under “CO2 Operations” above), (ii) general cost inflation in our industry, (iii) increased personnel and related costs, (iv) higher fuel and energy costs to operate our properties, (v) increasing lease payments for certain of our tertiary operating facilities and equipment, and (vi) higher workover costs. The adoption of SFAS No. 123(R) effective January 1, 2006 (see “Overview – Operating results”) also added approximately $1.5 million of non-cash charges to 2006 operating expenses, representing the stock compensation expense pertaining to operating personnel.
     During 2006, operating costs averaged $12.46 per BOE, up from $9.98 per BOE in 2005 and $7.22 per BOE during 2004. Operating expenses of our tertiary operations increased from $24.6 million in 2004 to $40.4 million during 2005 and $65.0 million during 2006, as a result of increased tertiary activity. Tertiary operating expenses were particularly impacted by higher power and energy costs, higher costs for CO2 and payments on leased facilities and equipment (see “CO2 Operations” above). We expect this increase in tertiary operating costs to continue and to further increase our cost per BOE as these costs become a more significant portion of our total production and operations.
     Workover expenses increased by over $11.5 million during 2006 as compared to 2005 levels, with over one-half of the increase relating to costs incurred on fields acquired during the year to bring them up to our operating standard. Workover expenses were higher in 2005 than in 2004 primarily due to expenses to repair a mechanical failure on one onshore Louisiana well.
     Production taxes and marketing expenses generally change in proportion to commodity prices and therefore have been higher in each of the last three years along with the increasing commodity prices. The sale of our offshore properties in 2004 also contributed to the increase in production taxes and marketing expenses on a per BOE basis during 2005 and 2006, as most of our offshore properties were exempt from severance taxes.
General and Administrative Expenses
     During the last three years, general and administrative (G&A) expenses have increased on both a gross and per BOE basis as outlined below:

	Year Ended December 31,
Amounts in Thousands Except Per BOE and Employee Data	2006	2005	2004

Gross G&A expense	$94,095	$64,622	$53,658
State franchise taxes	1,825	1,454	923
Operator labor and overhead recovery charges	(45,283)	(32,452)	(28,048)
Capitalized exploration expense	(7,623)	(5,084)	(5,072)

Net G&A expense	$43,014	$28,540	$21,461

Average G&A expense per BOE	$3.20	$2.62	$1.78
Employees as of December 31	596	460	380

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Gross G&A expenses increased $29.5 million, or 46%, between 2005 and 2006 and $11.0 million, or 20%, between 2004 and 2005. The single biggest increase during 2006 was due to the adoption of SFAS No. 123(R) in January 2006, which increased gross G&A expense by approximately $8.9 million during the year, representing the non-cash charge for stock compensation (stock options and stock appreciation rights) pertaining to personnel charged to G&A. In addition, 2006 expenses include approximately $3.5 million of non-cash compensation expense associated with the amortization of deferred compensation resulting from the issuance of restricted stock to officers and directors during 2004 which was already being expensed prior to the adoption of SFAS No. 123(R). During 2006, we also incurred a $5.3 million charge to earnings related to the modification of the vesting terms of certain restricted stock and stock options previously granted to our former Senior Vice-President of Operations, associated with his departure, and the expensing of approximately $750,000 related to the retirement of our Vice President of Marketing.
     G&A also increased because of higher compensation costs due to additional employees, associated expenses and wage increases. During 2006 we had a net increase of 30% in our employee count related to our acquisitions and increased activity level and a 21% increase during the prior year. In addition, due to increased competitive pressures in the industry, our wages are increasing at a rate higher than general inflation and we expect this trend to continue. As an example, in 2006 we granted a 5% mid-year pay raise to all employees in order to remain competitive with industry compensation levels.
     During 2005, we incurred approximately $1.4 million to provide food, water, gasoline, and other essential supplies to our employees and charitable organizations in Mississippi and Louisiana following the hurricanes. In addition, we have had higher professional service and consultant fees during 2005, primarily related to Sarbanes-Oxley compliance, investigation of hotline reports, and documentation and testing of our new software system that we began using in January 2005, as well as increased maintenance costs as a result of the change to our new software system. Many of these expenses were also applicable in 2006. These 2005 increases were offset by the absence of approximately $2.4 million of employee severance payments paid in 2004 related to the sale of our offshore properties in July 2004.
     Higher operator overhead recovery charges resulting from incremental development activity helped to partially offset the increase in gross G&A, partially reduced by the impact of the offshore property sale. Our well operating agreements allow us, when we are the operator, to charge a well with a specified overhead rate during the drilling phase and also to charge a monthly fixed overhead rate for each producing well. As a result of the additional operated wells from acquisitions, additional tertiary operations, drilling activity during the past year, and increased compensation expense (including the allocation of stock compensation to lease operating expense) the amount we recovered as operator labor and overhead charges increased by 40% between 2005 and 2006 and 16% between 2004 and 2005. Capitalized exploration costs increased in 2006 as compared to 2005 primarily due to increased compensation costs, most of which related to the expensing of stock based compensation associated with the adoption of SFAS No. 123(R). Capitalized exploration costs were relatively unchanged between 2005 and 2004 as the personnel reductions associated with the sale of our offshore properties in July 2004 offset the other increases. The net effect of the increases in gross G&A expenses, operator overhead recoveries and capitalized exploration costs was a 51% increase in net G&A expense between 2005 and 2006 and a 33% increase between 2004 and 2005.
Interest and Financing Expenses

	Year Ended December 31,
Amounts in Thousands Except Per BOE Data	2006	2005	2004

Cash interest expense	$33,787	$18,800	$18,506
Non-cash interest expense	1,121	827	962
Less: Capitalized interest	(11,333)	(1,649)	—

Interest expense	$23,575	$17,978	$19,468

Interest and other income	$5,603	$3,218	$2,388

Average net cash interest expense per BOE (1)	$1.26	$1.28	$1.34
Average debt outstanding	$455,603	$248,825	$270,770
Average interest rate (2)	7.4%	7.6%	6.8%

(1)	Cash interest expense less capitalized interest and other income on a BOE basis.

(2)	Includes commitment fees but excludes amortization of debt issue costs.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Interest expense increased in 2006, primarily due to substantially higher average debt levels offset in part by higher interest capitalized on our significant unevaluated properties, primarily related to our 2006 acquisitions. Debt levels were unusually low in the first half of 2005 following the sale of our offshore properties in mid-2004. Conversely, debt levels increased in the first quarter of 2006 following the $250 million acquisition which closed at the end of January 2006, funded by $150 million of subordinated debt issued in December 2005 and $100 million of bank debt borrowed at closing. The bank debt was repaid in April 2006 with the proceeds from an equity sale made that month (see “Overview – April 2006 Equity Offering”), but an additional $50 million was subsequently borrowed to fund the Delhi acquisition in May 2006 (see “Overview – Recent Acquisitions”) and an additional $84 million for general working capital and the payment of the option on Hastings Field entered into in November 2006, leaving us with total bank debt of $134 million as of December 31, 2006.
     Interest expense for 2005 decreased from 2004 levels primarily due to capitalized interest of $1.6 million relating to the construction of our CO2 pipeline to East Mississippi and the payoff of our bank debt in the third quarter of 2004 with the proceeds from our offshore property sale. As a result of lower production because of our 2004 offshore sale and production deferred as a result of the two hurricanes, interest expense on a per BOE basis was not as positive as it was on an absolute basis.
Depletion, Depreciation and Amortization (“DD&A”)

	Year Ended December 31,
Amounts in Thousands, Except Per BOE Data	2006	2005	2004

Depletion and depreciation of oil and natural gas properties	$132,880	$88,949	$88,505
Depletion and depreciation of CO2 assets	8,375	5,334	4,664
Asset retirement obligations	2,389	1,682	2,408
Depreciation of other fixed assets	5,521	2,837	1,950

Total DD&A	$149,165	$98,802	$97,527

DD&A per BOE:
Oil and natural gas properties	$10.08	$8.34	$7.54
CO2 assets and other fixed assets	1.03	0.75	0.55

Total DD&A cost per BOE	$11.11	$9.09	$8.09

     Our proved reserves increased from 129.4 MMBOE as of December 31, 2004, to 152.6 MMBOE as of December 31, 2005, and further increased to 174.3 MMBOE as of December 31, 2006. Reserve quantities and associated production are only one side of the DD&A equation, with capital expenditures less accumulated depletion, asset retirement obligations less related salvage value, and projected future development costs making up the remainder of the calculation.
     We adjust our DD&A rate each quarter for significant changes in our estimates of oil and natural gas reserves and costs, and thus our DD&A rate could change significantly in the future. Our DD&A rate increased 22% between fiscal year-end 2005 and 2006, largely because we did not add many tertiary oil reserves during 2006, which historically have had a lower finding and development cost than our overall company average. We added approximately 17.8 MMBOE of reserves in the Barnett Shale during 2006 and approximately 6.0 MMBOE in our tertiary oil properties and only minor amounts elsewhere. Further, costs continued to climb in the industry throughout 2006, causing us not only to exceed our cost estimates on our 2006 projects, but also to re-evaluate and raise our future development costs on our proved undeveloped reserves. Lastly, we did not have any significant discoveries in our exploration program in Louisiana, which further contributed to an increase in our DD&A rate.
     In general, 2006 was a transition year for us with regard to our tertiary oil reserves. Prior to 2006, many of our tertiary floods could be considered proven near the start of a project as they were analogous to Little Creek Field (an already-producing substantial tertiary flood) and thus it was not necessary to have a production response to CO2 injections before we recognized proved reserves. Conversely, most of our new floods, including two that we started during 2006 (Soso and Martinville Fields), are not analogous and thus must have an oil production response to the CO2 injections before we can recognize tertiary proved oil reserves in these fields, even though we believe there is a similar risk profile in flooding these fields. Due to several delays throughout the year, the Soso and Martinville floods were completed so late in 2006 that there was not a significant production response before year-end, a pre-condition to booking proved reserves in these fields.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     We allocated approximately $124 million of our $250 million January 2006 acquisition costs and virtually all of the second quarter 2006 $50 million Delhi acquisition costs to unevaluated properties to reflect the significant potential reserves that we considered to be part of these acquisitions. As a result, these acquisitions did not materially affect our overall DD&A rate, as the amount included in our full cost pool was a cost per BOE relatively consistent with our overall DD&A rate.
     Our DD&A rate on a per BOE basis increased 12% between 2004 and 2005, primarily due to rising costs and increases in capital spending. During 2005, we spent approximately $71.0 million on acquisitions, of which approximately $50.1 million was included in our full cost pool, with the balance becoming part of our unevaluated properties. Due to high commodity prices, our acquisition costs per BOE was around $14.60 per BOE, contributing to the higher DD&A rate. In addition, most of our future development cost estimates on our proved undeveloped reserves have been increased to reflect the rising costs in the industry.
     Our DD&A rate for our CO2 and other fixed assets has increased in both 2005 and 2006 as a result of the Free State CO2 pipeline to eastern Mississippi, which went into service late in the first quarter of 2006, additional costs incurred drilling CO2 wells during each year and higher associated future development costs, partially offset by an increase in CO2 reserves from 2.7 Tcf as of December 31, 2004, to 4.6 Tcf as of December 31, 2005, to 5.5 Tcf as of December 31, 2006 (100% working interest basis before amounts attributable to Genesis volumetric production payments – see “CO2 Operations — CO2 Resources”).
     As part of the requirements of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk-free interest rate, with a corresponding capitalized amount. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset. On an undiscounted basis, we estimated our retirement obligations as of December 31, 2004, to be $52.1 million ($21.5 million present value), with an estimated salvage value of $43.6 million, on an undiscounted basis. As of December 31, 2005, we estimated our retirement obligations to be $69.1 million ($27.1 million present value), with an estimated salvage value of $50.2 million. As of December 31, 2006, we estimated our retirement obligations to be $91.3 million ($41.1 million present value), with an estimated salvage value of $60.0 million, the increase related to our increased activity and higher cost estimates due to the inflation in our industry. DD&A is calculated on the increase to oil and natural gas and CO2 properties, net of estimated salvage value. We also include the accretion of discount on the asset retirement obligation in our DD&A expense.
     Under full cost accounting rules, we are required each quarter to perform a ceiling test calculation. We did not have any full cost pool ceiling test write-downs in 2004, 2005 or 2006.
Income Taxes

	Year Ended December 31,
Amounts in Thousands, Except Per BOE Amounts	2006	2005	2004

Current income tax expense	$19,865	$27,177	$22,929
Deferred income tax provision	107,252	54,393	16,463

Total income tax provision	$127,117	$81,570	$39,392

Average income tax provision per BOE	$9.47	$7.50	$3.27
Net effective tax rate	38.6%	32.9%	32.3%
Total net deferred tax asset (liability)	$(229,925)	$(129,474)	$(71,936)

     Our income tax provision for all three periods was based on an estimated statutory tax rate of approximately 39%. For 2004 and 2005, our net effective tax rate was lower than the statutory rate primarily due to the recognition of enhanced oil recovery credits (“EOR”) which lowered our overall tax expense. For 2006, we did not earn any additional EOR credits because of the high oil prices during 2005, which completely phased out our ability to earn any additional credits. Under the recently adopted accounting rules of SFAS No. 123(R), a tax benefit, if any, for compensation expenses arising from the issuance of incentive stock options (the majority of our options issued prior to 2006) is not recognizable during the vesting period, the period during which they are expensed for book purposes, which also caused a slight increase in our effective tax rate in 2006. During the third quarter of 2004, we recognized

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
approximately $21.0 million of current income taxes as a result of the sale of our offshore properties, which was a gain for income tax purposes. The taxes on the offshore sale were primarily alternative minimum taxes as we were able to offset the related regular tax with our net operating loss carryforwards that existed at that time. We no longer have any net operating loss carryforwards.
     In all three periods, the current income tax expense represents our anticipated alternative minimum cash taxes that we cannot offset with EOR credits. As of December 31, 2006, we had an estimated $41.9 million of EOR credit carryforwards that we can utilize to reduce a portion of our cash taxes. These EOR credits do not begin to expire until 2020. Since the ability to earn additional enhanced oil recovery credits is reduced or even eliminated based on the level of oil prices, we do not expect to earn any EOR credits during 2007 because of the high oil prices during 2006. If oil prices remain at current levels or increase further in the future, we will not earn any additional EOR credits and once our existing EOR credits are utilized, our cash taxes will also increase.
Results of Operations on a per BOE Basis
     The following table summarizes the cash flow, DD&A and results of operations on a per BOE basis for the comparative periods. Each of the individual components is discussed above.

	Year Ended December 31,
Per BOE Data	2006	2005	2004

Oil and natural gas revenues	$53.37	$50.49	$36.88
Loss on settlements of derivative contracts	(0.39)	(1.54)	(7.01)
Lease operating expenses	(12.46)	(9.98)	(7.22)
Production taxes and marketing expenses	(2.71)	(2.54)	(1.55)

Production netback	37.81	36.43	21.10
Non-tertiary CO2 operating margin	0.46	0.54	0.41
General and administrative expenses	(3.20)	(2.62)	(1.78)
Net cash interest expense	(1.26)	(1.28)	(1.34)
Current income taxes and other	(0.41)	(1.50)	(1.78)
Changes in assets and liabilities relating to operations	1.00	1.62	(2.63)

Cash flow from operations	34.40	33.19	13.98
DD&A	(11.11)	(9.09)	(8.09)
Deferred income taxes	(7.99)	(5.00)	(1.37)
Non-cash derivative adjustments	1.87	(1.12)	(0.11)
Changes in assets and liabilities and other non-cash items	(2.09)	(2.67)	2.43

Net income	$15.08	$15.31	$6.84

Market Risk Management
     We finance some of our acquisitions and other expenditures with fixed and variable rate debt. These debt agreements expose us to market risk related to changes in interest rates. The following table presents the carrying and fair values of our debt, along with average interest rates. We had $134 million of bank debt outstanding as of December 31, 2006, and $150 million outstanding at February 28, 2007. The fair value of the subordinated debt is based on quoted market prices. None of our debt has any triggers or covenants regarding our debt ratings with rating agencies.

	Maturity Dates	Carrying	Fair
Amounts in Thousands	2006-2011	Value	Value

Fixed rate debt:
Senior Subordinated Notes due 2013, net of discount	$—	$223,786	$227,250
(The interest rate on the subordinated debt is a fixed rate of 7.5%.)

Senior Subordinated Notes due 2015	$—	$150,000	$152,250
(The interest rate on the subordinated debt is a fixed rate of 7.5%.)

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future oil and natural gas production. We do not hold or issue derivative financial instruments for trading purposes. These contracts have consisted of price floors, collars and fixed price swaps. Historically, we hedged up to 75% of our anticipated production each year to provide us with a reasonably certain amount of cash flow to cover most of our budgeted exploration and development expenditures without incurring significant debt. Since 2005 and beyond, we have entered into fewer derivative contracts, primarily because of our strong financial position resulting from our lower levels of debt relative to our cash flow from operations. We did make an exception in late 2006 when we swapped 80% to 90% of our forecasted 2007 natural gas production at a weighted average price of $7.96 per Mcf. We did this to protect our 2007 projected cash flow primarily because we currently plan to spend $200 million to $250 million more than we expect to generate in cash flow from operations (see “Capital Resources and Liquidity”) and we did not want to be exposed to the risk of lower natural gas prices. These natural gas swaps had increased in value significantly during the short time we held them in 2006 (see value discussion below), although by February 23, 2007, this positive market value was virtually gone as natural gas prices rebounded during the first part of 2007.
     When we make a significant acquisition, we generally attempt to hedge a large percentage, up to 100%, of the forecasted proved production for the subsequent one to three years following the acquisition in order to help provide us with a minimum return on our investment. As of December 31, 2006, we had derivative contracts in place related to our $250 million acquisition that closed on January 31, 2006, on which we entered into contracts to cover 100% of the estimated proved producing production at the time we signed the purchase and sale agreement. While these derivative contracts related to the acquisition represent approximately 7% of our estimated 2007 production, they are intended to help protect our acquisition economics related to the first three years of production from the proved producing reserves that we acquired. These swaps cover 2,000 Bbls/d for 2007 at a price of $58.93 per Bbl; and 2,000 Bbls/d for 2008 at a price of $57.34 per Bbl.
     All of the mark-to-market valuations used for our financial derivatives are provided by external sources and are based on prices that are actively quoted. We manage and control market and counterparty credit risk through established internal control procedures that are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification. For a full description of our derivative contract positions at year-end 2006, see Note 10 to the Consolidated Financial Statements.
     Effective January 1, 2005, for accounting purposes, we elected to de-designate our existing derivative contracts as hedges and began to account for them as speculative contracts. This means that any changes in the fair value of these derivative contracts will be charged to earnings on a quarterly basis instead of charging the effective portion to other comprehensive income and the ineffective portion to earnings. During 2005, we amortized the December 31, 2004 balance in Accumulated Other Comprehensive Loss to earnings as that was the remaining life of those contracts. Information regarding our current derivative contract positions and results of our historical derivative activity is included in Note 10 to the Consolidated Financial Statements.
     At December 31, 2006, our derivative contracts were recorded at their fair value, which was a net asset of approximately $15.7 million, an increase of $25.1 million from the $9.4 million fair value liability recorded as of December 31, 2005. This change is the result of lower commodity prices, primarily relating to our natural gas hedges for 2007 (see above). During 2006, we recognized total income related to our hedge contracts of $19.8 million, consisting of $5.3 million of cash payments on settlements of expired contracts and $25.1 million of income relating to market-to-market non-cash adjustments.
     Based on NYMEX crude oil futures prices at December 31, 2006, we would expect to make future cash payments of $11.7 million on our crude oil commodity derivative contracts. If crude oil futures prices were to decline by 10%, we would expect to make future cash payments on our crude oil commodity derivative contracts of $2.1 million, and if futures prices were to increase by 10% we would expect to pay $21.4 million. Based on NYMEX natural gas futures prices at December 31, 2006, we would expect to receive future cash payments of $26.5 million on our natural gas commodity hedges. If natural gas futures prices were to decline by 10%, the amount we would expect to receive under our natural gas commodity hedges would increase to $45.6 million, and if future prices were to increase by 10% we would expect to receive $7.3 million.

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
     In our application of full cost accounting for our oil and gas producing activities, we make significant estimates at the end of each period related to accruals for oil and gas revenues, production, capitalized costs and operating expenses. We calculate these estimates with our best available data, which includes, among other things, production reports, price posting, information compiled from daily drilling reports and other internal tracking devices and analysis of historical results and trends. While management is not aware of any required revisions to its estimates, there will likely be future adjustments resulting from such things as changes in ownership interests, payouts, joint venture audits, re-allocations by the purchaser/pipeline, or other corrections and adjustments common in the oil and natural gas industry, many of which will require retroactive application. These types of adjustments cannot be currently estimated or determined and will be recorded in the period during which the adjustment occurs.
     Under full cost accounting, the estimated quantities of proved oil and natural gas reserves used to compute depletion and the related present value of estimated future net cash flows therefrom used to perform the full-cost ceiling test have a significant impact on the underlying financial statements. The process of estimating oil and natural gas reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continued reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that the reported reserve estimates represent the most accurate assessments possible, including the hiring of independent engineers to prepare the report, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in our financial statement disclosures. Over the last four years, Denbury’s annual revisions to its reserve estimates have averaged approximately 2% of the previous year’s estimates and have been both positive and negative.
     Changes in commodity prices also affect our reserve quantities. During 2004, 2005 and 2006, the change to reserve quantities related to commodity prices was relatively small, less than in prior years, as prices were relatively high each year-end. These changes in quantities affect our DD&A rate and the combined effect of changes in quantities and commodity prices impacts our full-cost ceiling test calculation. For example, we estimate that a 5% increase in our estimate of proved reserves quantities would have lowered our fourth quarter 2006 DD&A rate from $11.60 per Bbl to approximately $11.12 per Bbl and a 5% decrease in our proved reserve quantities would have increased our DD&A rate to approximately $12.13 per Bbl. Also, reserve quantities and their ultimate values are the primary factors in determining the borrowing base under our bank credit facility and are determined solely by our banks.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     There can also be significant questions as to whether reserves are sufficiently supported by technical evidence to be considered proven. In some cases our proven reserves are less than what we believe to exist because additional evidence, including production testing, is required in order to classify the reserves as proven. In other cases, properties such as certain of our potential tertiary recovery projects may not have proven reserves assigned to them primarily because we have not yet completed a specific plan for development or firmly scheduled such development. We have a corporate policy whereby we generally do not book proved undeveloped reserves unless the project has been committed to internally, which normally means it is scheduled within the next one to two years (or at least the commencement of the project is scheduled in the case of longer-term multi-year projects such as waterfloods and tertiary recovery projects). Therefore, particularly with regard to potential reserves from tertiary recovery (our CO2 operations), there is uncertainty as to whether the reserves should be included as proven or not. We also have a corporate policy whereby proved undeveloped reserves must be economic at long-term historical prices, which are usually significantly less than the year-end prices used in our reserve report. This also can have the effect of eliminating certain projects being included in our estimates of proved reserves, which projects would otherwise be included if undeveloped reserves were determined to be economic solely based on current prices in a high price environment, as was the case during the last three year-ends. (See Depletion, Depreciation and Amortization under Results of Operations above for a further discussion.) All of these factors and the decisions made regarding these issues can have a significant effect on our proven reserves and thus on our DD&A rate, full-cost ceiling test calculation, borrowing base and financial statements. See also discussion of requirements to book proven tertiary oil reserves at “Results of Operations – Depletion, Depreciation and Amortization”.
Asset Retirement Obligations
     We have significant obligations related to the plugging and abandonment of our oil and gas wells, the removal of equipment and facilities from leased acreage, and returning such land to its original condition. SFAS No. 143 requires that we estimate the future cost of this obligation, discount it to its present value, and record a corresponding asset and liability in our Consolidated Balance Sheets. The values ultimately derived are based on many significant estimates, including the ultimate expected cost of the obligation, the expected future date of the required cash payment, and interest and inflation rates. Revisions to these estimates may be required based on changes to cost estimates, the timing of settlement, and changes in legal requirements. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis and an adjustment in our DD&A expense in future periods. See Note 4 to our Consolidated Financial Statements for further discussion regarding our asset retirement obligations.
Accounting for Tertiary Injection Costs
     We expense at the time of injection our costs associated with the CO2 we use in our tertiary recovery operations. Our costs associated with the CO2 we produce and inject are principally our costs to produce, transport and pay royalties. There are other acceptable alternatives in accounting for tertiary injectant costs, such as capitalizing these costs as oil and gas properties and depleting them over time, or expensing a portion and deferring a portion of the cost if the injectant material can be recovered and sold at a later time. Our decision to expense our tertiary injectant costs at the time of injection results in greater expense to us at the onset of a new tertiary recovery project as we may inject CO2 for several months before we experience any production response. Also, the injection of CO2 will generally be higher in the earlier portions of the life of the project and will gradually decrease over time. We expensed costs for the CO2 we injected of $18.1 million in 2006, $10.1 million in 2005, and $4.6 million in 2004.
Income Taxes
     We make certain estimates and judgments in determining our income tax expense for financial reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities that arise from differences in the timing and recognition of revenue and expense for tax and financial reporting purposes. Our federal and state income tax returns are generally not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits, and prior to year-end 2005, net operating loss carry forwards. Adjustments related to these estimates are recorded in our tax provision in the period in which we file our income tax returns. Further, we must assess the likelihood that we will be able to recover or utilize our deferred tax assets (primarily our

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
enhanced oil recovery credits). If recovery is not likely, we must record a valuation allowance against such deferred tax assets for the amount we would not expect to recover, which would result in an increase to our income tax expense. As of December 31, 2006 we believe that all of our deferred tax assets recorded on our Consolidated Balance Sheet will ultimately be recovered. If our estimates and judgments change regarding our ability to utilize our deferred tax assets, our tax provision would increase in the period it is determined that recovery is not probable. A 1% increase in our effective tax rate would have increased our calculated income tax expense by approximately $3.3 million, $2.5 million, and $1.2 million for the years ended December 31, 2006, 2005 and 2004. See Note 7 to the Consolidated Financial Statements for further information concerning our income taxes.
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
     Prior to 2005, we applied hedge accounting to our commodity derivative contracts, thereby recording a significant portion of the fair value changes to equity instead of income. We recognized losses on ineffectiveness on our hedges of $2.7 million for 2004. We measured and computed hedge effectiveness on a quarterly basis. If a hedging instrument became ineffective, hedge accounting was discontinued and any deferred gains or losses on the cash flow hedge remained in accumulated other comprehensive income until the periods during which the hedges would have otherwise expired. If we determined it probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument were recognized in earnings immediately.
     As of January 1, 2005, we abandoned hedge accounting. This means that any changes in the future fair value of these derivative contracts will be charged to earnings on a quarterly basis instead of charging the effective portion to other comprehensive income and the balance to earnings. While we may experience more volatility in our net income than if we had continued to apply hedge accounting treatment as permitted by SFAS No. 133, we believe that for us the benefits associated with applying hedge accounting do not outweigh the cost, time and effort to comply with hedge accounting. During 2006 and 2005, we recognized expense (income) of ($25.1) million and $4.5 million, respectively, related to changes in the fair market value of our derivative contracts. For 2004, if we had not chosen to designate hedge accounting treatment to our oil and natural gas derivative contracts, or if none of our derivative contracts had qualified for hedge accounting treatment, we estimate that our net income would have increased by approximately $25.0 million.
Stock Compensation Plans
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” using the modified prospective application method described in the statement. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Under the modified prospective application method, effective January 1, 2006, we began to recognize compensation expense for the unvested portion of awards outstanding as of December 31, 2005, over the remaining service periods, and for new awards granted or modified after January 1, 2006.
     We estimate the fair value of stock option or stock appreciation right (“SAR”) awards on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model requires the input of somewhat subjective assumptions, including expected stock price volatility and expected term. Other assumptions required for estimating fair value with the Black-Scholes model are the expected risk-free interest rate and expected dividend yield of the Company’s stock. The risk-free interest rates used are the U.S. Treasury yield for bonds

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
matching the expected term of the option on the date of grant. Our dividend yield is zero, as Denbury does not pay a dividend. We utilize historical experience in arriving at our assumptions for volatility and expected term inputs.
     We recognize the stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. The expense we recognize is net of estimated forfeitures. We estimate our forfeiture rate based on prior experience and true it up for actual results as the awards vest. As of December 31, 2006, there was $11.9 million of total compensation cost to be recognized in future periods related to non-vested stock options and SARs. The cost is expected to be recognized over a weighted-average period of 1.2 years.
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
Recent Accounting Pronouncements
     In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition of the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are still evaluating the potential impact of this interpretation on the Company’s financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We have not yet determined the impact of this Statement on the Company’s financial condition and results of operations.
Forward-Looking Information
     The statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements found in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, forecasted capital expenditures, drilling activity or methods, acquisition plans and proposals and dispositions, development activities, cost savings, production rates and volumes or forecasts thereof, hydrocarbon reserves, hydrocarbon or expected reserve quantities and values, potential reserves from tertiary operations, hydrocarbon prices, pricing assumptions based on current and projected oil and gas prices, liquidity, regulatory matters, mark-to-market values, competition, long-term forecasts of production, finding cost, rates of return, estimated costs or changes in costs, future capital expenditures and overall economics and other variables surrounding our tertiary operations and future plans. Such forward-looking statements generally are accompanied by words such as “plan”, “estimate”, “expect”, “predict”, “anticipate”, “projected”, “should”, “assume”, “believe”, “target” or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management’s current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions,

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
the timing of such actions and the Company’s financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company’s oil and natural gas, inaccurate cost estimates, fluctuations in the prices of goods and services, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital or its availability, general economic conditions, competition and government regulations, unexpected delays, as well as the risks and uncertainties inherent in oil and gas drilling and production activities or which are otherwise discussed in this annual report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company’s other public reports, filings and public statements.
     This Annual Report is not deemed to be soliciting material or to be filed with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Act of 1934.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The information required by Item 7A is set forth under Market Risk Management in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing on pages 47 through 48.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2006, based on those criteria.
     Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report, which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Denbury Resources Inc.:
We have completed integrated audits of Denbury Resources Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Denbury Resources Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation costs in 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

(continued from page 55)
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Dallas, Texas
February 28, 2007

Denbury Resources Inc.
Consolidated Balance Sheets

	December 31,
(In Thousands, Except Shares)	2006	2005
Assets
Current Assets
Cash and cash equivalents	$53,873	$165,089
Accrued production receivable	72,279	65,611
Related party receivable — Genesis	119	1,312
Trade and other receivables, net of allowance of $315 and $289	24,260	25,887
Derivative assets	26,883	—
Deferred tax assets	5,855	41,284

Total current assets	183,269	299,183

Property and Equipment
Oil and natural gas properties (using full cost accounting)
Proved	2,226,942	1,669,579
Unevaluated	293,657	46,597
CO2 properties and equipment	267,483	210,046
Other	43,133	34,647
Less accumulated depletion and depreciation	(951,447)	(804,899)

Net property and equipment	1,879,768	1,155,970

Investment in Genesis	10,640	10,829
Deposits on properties under option or contract	49,002	26,425
Other assets	17,158	12,662

Total Assets	$2,139,837	$1,505,069

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$139,111	$104,840
Oil and gas production payable	52,244	41,821
Derivative liabilities	4,302	2,759
Deferred revenue — Genesis	4,070	4,070
Short-term capital lease obligations	671	574

Total current liabilities	200,398	154,064

Long-term Liabilities
Capital lease obligations	6,387	5,870
Long-term debt, net of discount	507,786	373,591
Asset retirement obligations	39,331	25,297
Derivative liabilities	6,834	6,624
Deferred revenue — Genesis	28,843	33,023
Deferred tax liability	235,780	170,758
Other	8,419	2,180

Total long-term liabilities	833,380	617,343

Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 120,506,815 and 115,038,531 shares issued at December 31, 2006 and 2005, respectively	121	115
Paid-in capital in excess of par	616,046	443,283
Retained earnings	498,032	295,575
Treasury stock, at cost, 370,327 and 340,337 shares at December 31, 2006 and 2005, respectively	(8,140)	(5,311)

Total stockholders’ equity	1,106,059	733,662

Total Liabilities and Stockholders’ Equity	$2,139,837	$1,505,069

See Notes to Consolidated Financial Statements.

Denbury Resources Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2006	2005	2004
Revenues
Oil, natural gas and related product sales
Unrelated parties	$715,061	$544,408	$381,253
Related party — Genesis	1,496	4,647	63,524
CO2 sales and transportation fees	9,376	8,119	6,276
Loss on effective hedge contracts	—	—	(70,469)
Interest income and other	5,603	3,218	2,388

Total revenues	731,536	560,392	382,972

Expenses
Lease operating expenses	167,271	108,550	87,107
Production taxes and marketing expenses	31,993	23,553	17,569
Transportation expense — Genesis	4,358	4,029	1,168
CO2 operating expenses	3,190	2,251	1,338
General and administrative	43,014	28,540	21,461
Interest, net of amounts capitalized of $11,333 in 2006 and $1,649 in 2005	23,575	17,978	19,468
Depletion, depreciation and amortization	149,165	98,802	97,527
Commodity derivative expense (income)	(19,828)	28,962	15,358

Total expenses	402,738	312,665	260,996

Equity in net income (loss) of Genesis	776	314	(136)

Income before income taxes	329,574	248,041	121,840
Income tax provision
Current income taxes	19,865	27,177	22,929
Deferred income taxes	107,252	54,393	16,463

Net income	$202,457	$166,471	$82,448

Net income per share — basic	$1.74	$1.49	$0.75

Net income per share — diluted	$1.64	$1.39	$0.72

Weighted average common shares outstanding
Basic	116,550	111,743	109,741
Diluted	123,774	119,634	114,603
See Notes to Consolidated Financial Statements.

Denbury Resources Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In Thousands)	2006	2005	2004
Cash Flow from Operating Activities:
Net income	$202,457	$166,471	$82,448
Adjustments needed to reconcile to net cash flow provided by operations:
Depreciation, depletion and amortization	149,165	98,802	97,527
Deferred income taxes	107,252	54,393	16,463
Deferred revenue — Genesis	(4,180)	(3,080)	(2,399)
Stock based compensation	17,246	4,121	1,601
Non-cash derivative adjustments	(25,129)	12,201	1,270
Income tax benefit from equity awards	—	9,218	1,706
Amortization of debt issue costs and other	1,603	1,257	1,577
Changes in assets and liabilities relating to operations:
Accrued production receivable	(5,474)	(21,388)	(19,776)
Trade and other receivables	1,712	(14,924)	7,475
Derivative assets and liabilities	—	—	(7,519)
Other assets	(672)	129	(166)
Accounts payable and accrued liabilities	7,038	38,202	(10,522)
Oil and gas production payable	10,422	16,966	2,641
Other liabilities	370	(1,408)	(3,674)

Net Cash Provided by Operating Activities	461,810	360,960	168,652

Cash Flow Used for Investing Activities:
Oil and natural gas expenditures	(507,327)	(308,366)	(167,001)
Acquisitions of oil and gas properties	(319,000)	(70,870)	(11,069)
Change in accrual for capital expenditures	13,195	18,196	—
Investment in Genesis	—	(4,257)	—
Acquisition of CO2 assets and CO2 capital expenditures	(63,586)	(78,726)	(50,265)
Net purchases of other assets	(10,531)	(6,441)	(5,210)
Deposits on properties under option or contract	(11,159)	(21,917)	(4,507)
Increase in restricted cash	(981)	(249)	(542)
Purchases of short-term investments	—	—	(76,517)
Sales of short-term investments	—	57,133	19,350
Net proceeds from CO2 production payment — Genesis	—	14,363	4,636
Net proceeds from sales of properties and equipment	42,762	17,447	10,042
Sale of Denbury Offshore, Inc.	—	—	187,533

Net Cash Used for Investing Activities	(856,627)	(383,687)	(93,550)

Cash Flow from Financing Activities:
Bank repayments	(249,000)	(64,800)	(88,000)
Bank borrowings	383,000	64,800	13,000
Payments on capital lease obligations	(580)	(521)	(32)
Income tax benefit from equity awards	16,575	—	—
Issuance of subordinated debt	—	150,000	—
Issuance of common stock	139,834	12,392	13,168
Purchase of treasury stock	(5,544)	(5,119)	(3,977)
Costs of debt financing	(684)	(1,975)	(410)

Net Cash Provided by (Used for) Financing Activities	283,601	154,777	(66,251)

Net Increase (Decrease) in Cash and Cash Equivalents	(111,216)	132,050	8,851

Cash and cash equivalents at beginning of year	165,089	33,039	24,188

Cash and cash equivalents at end of year	$53,873	$165,089	$33,039

See Notes to Consolidated Financial Statements.

Denbury Resources Inc.
Consolidated Statements of Changes in Stockholders’ Equity

			Paid-In		Accumulated
	Common Stock		Capital in		Other	Treasury Stock		Total
	($.001 Par Value)		Excess of	Retained	Comprehensive	(at cost)		Stockholders’
(Dollar amounts in Thousands)	Shares	Amount	Par	Earnings	Income (Loss)	Shares	Amount	Equity
Balance — December 31, 2003	54,190,042	$54	$401,709	$46,656	$(27,113)	8,162	$(104)	$421,202
Repurchase of common stock	—	—	—	—	—	200,000	(3,977)	(3,977)
Issued pursuant to employee stock purchase plan	—	—	396	—	—	(115,090)	2,035	2,431
Issued pursuant to employee stock option plan	1,264,284	2	10,737	—	—	—	—	10,739
Issued pursuant to directors’ compensation plan	3,551	—	82	—	—	—	—	82
Restricted stock grants	1,150,000	1	(1)	—	—	—	—	—
Stock based compensation	—	—	1,601	—	—	—	—	1,601
Income tax benefit from equity awards	—	—	4,821	—	—	—	—	4,821
Derivative contracts, net	—	—	—	—	22,349	—	—	22,349
Unrealized loss on available-for-sale securities	—	—	—	—	(24)	—	—	(24)
Net income	—	—	—	82,448	—	—	—	82,448

Balance — December 31, 2004	56,607,877	57	419,345	129,104	(4,788)	93,072	(2,046)	541,672

Repurchase of common stock	—	—	—	—	—	142,287	(5,119)	(5,119)
Issued pursuant to employee stock purchase plan	—	—	887	—	—	(80,869)	1,854	2,741
Issued pursuant to employee stock option plan	949,051	1	9,650	—	—	—	—	9,651
Issued pursuant to directors’ compensation plan	3,502	—	119	—	—	—	—	119
Restricted stock grants	10,000	—	—	—	—	—	—	—
Two-for-one stock split	57,468,101	57	(57)	—	—	185,847	—	—
Stock-based compensation	—	—	4,121	—	—	—	—	4,121
Income tax benefit from equity awards	—	—	9,218	—	—	—	—	9,218
Derivative contracts, net	—	—	—	—	4,764	—	—	4,764
Unrealized gain on available-for-sale securities	—	—	—	—	24	—	—	24
Net income	—	—	—	166,471	—	—	—	166,471

Balance — December 31, 2005	115,038,531	115	443,283	295,575	—	340,337	(5,311)	733,662

Repurchase of common stock	—	—	—	—	—	167,255	(5,544)	(5,544)
Issued pursuant to employee stock purchase plan	—	—	1,245	—	—	(137,265)	2,715	3,960
Issued pursuant to employee stock option plans	2,012,472	2	11,018	—	—	—	—	11,020
Issued pursuant to directors’ compensation plan	4,441	—	134	—	—	—	—	134
Restricted stock grants	129,987	—	—	—	—	—	—	—
Restricted stock grants — forfeited	(171,211)	—	—	—	—	—	—	—
Stock based compensation	—	—	18,941	—	—	—	—	18,941
Income tax benefit from equity awards	—	—	16,575	—	—	—	—	16,575
Issuance of common stock	3,492,595	4	124,850	—	—	—	—	124,854
Net income	—	—	—	202,457	—	—	—	202,457

Balance — December 31, 2006	120,506,815	$121	$616,046	$498,032	$—	370,327	$(8,140)	$1,106,059

See Notes to Consolidated Financial Statements.

Denbury Resources Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In Thousands)	2006	2005	2004
Net Income	$202,457	$166,471	$82,448
Other comprehensive income (loss), net of tax:
Change in fair value of derivative contracts, net of tax of ($19,328)	—	—	(31,535)
Reclassification adjustments related to settlements of derivative contracts, net of tax of $2,920 and $33,025, respectively	—	4,764	53,884
Unrealized gain (loss) on securities available for sale, net of tax of $15 and ($15), respectively	—	24	(24)

Comprehensive Income	$202,457	$171,259	$104,773

See Notes to Consolidated Financial Statements.

Denbury Resources Inc.
Notes to Consolidated Financial Statements
Note 1. Significant Accounting Policies
Organization and Nature of Operations
     Denbury Resources Inc. is a Delaware corporation, organized under Delaware General Corporation Law, engaged in the acquisition, development, operation and exploration of oil and natural gas properties. We have one primary business segment, which is the exploration, development and production of oil and natural gas in the U.S. Gulf Coast region. We also own the rights to a natural source of carbon dioxide (CO2) reserves that we use for injection in our tertiary oil recovery operations. We also sell some of the CO2 we produce to Genesis (see Note 3) and to third party industrial users.
Principles of Reporting and Consolidation
     The consolidated financial statements herein have been prepared in accordance with generally accepted accounting principles (GAAP) and include the accounts of Denbury and its subsidiaries, all of which are wholly owned. In 2002, one of our subsidiaries acquired the general partner of Genesis Energy, L.P. (Genesis), a publicly traded master limited partnership. During 2003, we acquired additional Genesis limited partnership units, increasing our ownership interest in Genesis from 2% to 9.25%. We account for our ownership interest in Genesis under the equity method of accounting. Even though we have significant influence over the limited partnership in our role as general partner, because our control is limited by the Genesis limited partnership agreement we do not consolidate Genesis. See Note 3 for more information regarding our related party transactions with Genesis. All material intercompany balances and transactions have been eliminated. We have evaluated our consolidation of variable interest entities in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and have concluded that we do not have any variable interest entities that would require consolidation.
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
     b) Depletion and depreciation. The costs capitalized, including production equipment, are depleted or depreciated on the unit-of-production method, based on proved oil and natural gas reserves as determined by independent petroleum engineers. Oil and natural gas reserves are converted to equivalent units based upon the relative energy content, which is six thousand cubic feet of natural gas to one barrel of crude oil. The depletion and depreciation rate associated with our oil and gas producing activities was $10.54 in 2006, $8.69 in 2005 and $7.82 in 2004.
     c) Asset Retirement Obligations. In general, our future asset retirement obligations relate to future costs associated with plugging and abandonment of our oil, natural gas and CO2 wells, removal of equipment and facilities from leased acreage and returning such land to its original condition. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset. Revisions to estimated retirement obligations will result in an adjustment to the

Denbury Resources Inc.
Notes to Consolidated Financial Statements
related capitalized asset and corresponding liability. If the liability is settled for an amount other than the recorded amount, the difference is recorded to the full cost pool, unless significant. See Note 4 for more information regarding our asset retirement obligations.
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
     We follow the sales method of accounting for our oil and natural gas revenue, whereby we recognize revenue on all oil or natural gas sold to our purchasers regardless of whether the sales are proportionate to our ownership in the property. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves. As of December 31, 2006 and 2005, our aggregate oil and natural gas imbalances were not material to our consolidated financial statements.
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

Denbury Resources Inc.
Notes to Consolidated Financial Statements
Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk
     Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, trade and accrued production receivables and the derivative hedging instruments discussed above. Our cash equivalents represent high-quality securities placed with various investment-grade institutions. This investment practice limits our exposure to concentrations of credit risk. Our trade and accrued production receivables are dispersed among various customers and purchasers; therefore, concentrations of credit risk are limited. Also, most of our significant purchasers are large companies with excellent credit ratings. If customers are considered a credit risk, letters of credit are the primary security obtained to support lines of credit. We attempt to minimize our credit risk exposure to the counterparties of our derivative hedging contracts through formal credit policies, monitoring procedures and diversification. There are no margin requirements with the counterparties of our derivative contracts.
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
Restricted Cash and Investments
     At December 31, 2006 and 2005, we had approximately $7.6 million and $6.7 million, respectively, of restricted cash and investments held in escrow accounts for future site reclamation costs. These balances are recorded at cost and are included in “Other assets” in the Consolidated Balance Sheets. The estimated fair market value of these investments at December 31, 2006 and 2005, was virtually the same as amortized cost.
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
     For each of the three years in the period ended December 31, 2006, there were no adjustments to net income for purposes of calculating basic and diluted net income per common share. In April 2006, we issued 3,492,595 shares of common stock in a public offering – See Note 8, Stockholder’s Equity.

Denbury Resources Inc.
Notes to Consolidated Financial Statements
     The following is a reconciliation of the weighted average shares used in the basic and diluted net income per common share computations:

	Year Ended December 31,
(In Thousands)	2006	2005	2004
Weighted average common shares — basic	116,550	111,743	109,741
Potentially dilutive securities:
Stock options and SARs	6,188	6,931	4,827
Restricted stock	1,036	960	35

Weighted average common shares — diluted	123,774	119,634	114,603

     The weighted average common shares – basic amount in 2006 and 2005 excludes 1.4 million and 2.0 million shares of non-vested restricted stock, respectively, that is subject to future vesting over time. As these restricted shares vest, they will be included in the shares outstanding used to calculate basic net income per common share (although all restricted stock is issued and outstanding upon grant). For purposes of calculating weighted average common shares – diluted, the non-vested restricted stock is included in the computation using the treasury stock method, with the proceeds equal to the average unrecognized compensation during the period, adjusted for any estimated future tax consequences recognized directly in equity. The dilution impact of these shares on our earnings per share calculation may increase in future periods, depending on the market price of our common stock during those periods. Stock options and SARs to purchase approximately 128,000 shares in 2006, 184,000 shares in 2005 and 80,000 shares in 2004 were outstanding but excluded from the diluted net income per common share calculations, as their exercise prices exceeded the average market price of our common stock during the respective periods, therefore, their inclusion would be anti-dilutive to the calculations.
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
     We adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective application method described in the statement. Under the modified prospective method, effective January 1, 2006, we began to recognize compensation expense for the unvested portion of awards outstanding as of December 31, 2005, over the remaining service periods, and for new awards granted or modified after January 1, 2006. See Note 9 for further discussion regarding our stock compensation plans.
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

Denbury Resources Inc.
Notes to Consolidated Financial Statements
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
Recent Accounting Pronouncements
     In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition of the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are still evaluating the potential impact of this interpretation on the Company’s financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We have not yet determined the impact of this Statement on the Company’s financial condition and results of operations.
Note 2. Acquisitions and Divestitures
2006 Acquisitions
     On January 31, 2006, we completed an acquisition of three producing oil properties that are future potential CO2 tertiary oil flood candidates: Tinsley Field, approximately 40 miles northwest of Jackson, Mississippi, Citronelle Field in Southwest Alabama, and the smaller South Cypress Creek Field near the Company’s Eucutta Field in Eastern Mississippi. In 2006 we began our initial tertiary development work at Tinsley Field, consisting primarily of planning, land and engineering work, with more extensive development and facility construction planned for 2007. The timing of tertiary development at Citronelle Field is uncertain, as we will need to build a 60- to 70-mile pipeline extension of our Free State CO2 pipeline (pipeline from Jackson Dome to East Mississippi) before flooding can commence, and South Cypress Creek will probably be flooded following our initial development of our other East Mississippi properties.

Denbury Resources Inc.
Notes to Consolidated Financial Statements
     The adjusted purchase price for these properties was approximately $250 million (including the $25 million of earnest money we had deposited at December 31, 2005, which was included in our Consolidated Balance Sheet in “Deposits on properties under option or contract”), after adjusting for interim net cash flow between the effective date and closing date of the acquisition, and minor purchase price adjustments. The adjusted purchase price of $250 million was allocated between proved and unevaluated oil and natural gas properties based on a risk adjusted analysis of the total estimated value of the proved, probable, and possible reserves acquired. Based on this analysis, approximately $126 million was assigned to proved properties and approximately $124 million assigned to unevaluated properties. The unevaluated costs are currently excluded from the amortization base and will be transferred to the amortization base as we develop and test the tertiary recovery projects planned in these fields. We currently estimate that this development will take place over the next two to five years. The acquisition was funded with the proceeds of $150 million of senior subordinated notes issued in December 2005 and $100 million of bank financing under the Company’s then existing credit facility (repaid in late April 2006 with proceeds from a $125 million equity offering at that time).
     During May 2006, we purchased the Delhi Holt-Bryant Unit (“Delhi”) in northern Louisiana for $50 million, plus a 25% reversionary interest to the seller after we have achieved $200 million in net operating revenue, as defined. Delhi is also a future potential CO2 tertiary oil flood candidate, one that will require construction of a CO2 pipeline before flooding can commence, which will likely be an extension of the currently planned CO2 pipeline from Jackson Dome to Tinsley Field. Our goal is to have this CO2 line installed within the next two years, with initial oil production from tertiary operations currently anticipated during 2009. Currently, there is neither significant oil production nor proved oil reserves at Delhi. The purchase price of approximately $50 million was allocated between proved and unevaluated oil and natural gas properties based on a risk adjusted analysis of the total estimated value of the proved, probable, and possible reserves acquired. Based on the analysis, approximately $1 million was assigned to evaluated properties and approximately $49 million was assigned to unevaluated properties. The unevaluated costs are currently excluded from the amortization base and will be transferred to the amortization base over the next three to five years as we develop and test the tertiary recovery projects planned in this field. The acquisition was funded with our bank credit facility.
     The operating results of the acquired properties were included in our financial statements beginning in February 2006, except for Delhi, which was included beginning June 2006. We have not presented any pro forma information for the acquired properties as the pro forma effect was not material to our results of operations for the years ended December 31, 2006 and 2005.
2006 Purchase Option Contract
     During November 2006, we entered into an agreement with a subsidiary of Venoco, Inc. that gives us the option to purchase their interest in Hastings Field, a strategically significant potential tertiary flood candidate located near Houston, Texas, between November 1, 2008 and November 1, 2009. The agreement provides for the parties to agree upon a purchase price at the time of the exercise of the option, which may be paid in cash or through a volumetric production payment; failing agreement as to price, the price will be determined by a pre-designated independent petroleum engineering firm using specified criteria for calculation of the discounted present value of the proved reserves at that time. As consideration for the option agreement, we made a payment of $37.5 million in November 2006 and are required to make additional payments totaling $12.5 million over the next two years. We have recorded this payment and the discounted present value of the required additional payments, which total $49 million, in “Deposits on properties under option or contract” in our December 31, 2006 Consolidated Balance Sheet. Upon exercise of the option to purchase the Hastings Field, the deposit will be transferred to oil and natural gas properties. We will evaluate the option for impairment and if circumstances arise that indicate the future acquisition will not occur, we will recognize expense for this option as appropriate.
2005 Acquisitions
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
Sale of Denbury Offshore, Inc.
     On July 20, 2004, we closed the sale of Denbury Offshore, Inc., a subsidiary that held our offshore assets, for

Denbury Resources Inc.
Notes to Consolidated Financial Statements
$200 million (before adjustments) to Newfield Exploration Company. The sale price was based on the asset value of the offshore assets as of April 1, 2004, which means that the net operating cash flow (defined as revenue less operating expenses and capital expenditures) from these properties that we received between April 1 and closing, as well as expenses of the sale and other contractual adjustments, reduced the purchase price to approximately $187 million. We excluded from the sale a discovery well drilled at High Island A-6 during 2004, and certain deep rights at West Delta 27 that we sold for $1.8 million in December 2004, but retained a carried interest in a deep exploratory well.
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
Note 3. Related Party Transactions — Genesis
Interest in and Transactions with Genesis
     Denbury is the general partner and owns an aggregate 9.25% interest in Genesis Energy, L.P. (“Genesis”), a publicly traded master limited partnership. Genesis’ primary business activities include gathering, marketing, and transportation of crude oil and natural gas, and wholesale marketing of CO2, primarily in Mississippi, Texas, Alabama and Florida.
     We account for our 9.25% ownership in Genesis under the equity method of accounting as we have significant influence over the limited partnership; however, our control is limited under the limited partnership agreement and therefore we do not consolidate Genesis. Our equity in Genesis’ net income (loss) for 2006 was $0.8 million, for 2005 was $0.3 million, and for 2004 was $(0.1) million. Denbury received pro-rata distribution from Genesis of $0.9 million in 2006, $0.5 million in 2005 and $0.5 million in 2004. We also received $120,000 in each of the last three years in directors’ fees for certain officers of Denbury that are board members of Genesis. There are no guarantees by Denbury or any of its other subsidiaries of the debt of Genesis or of Genesis Energy, Inc. Our investment in Genesis of $11.5 million exceeded our percentage of net equity in the limited partnership at the time of acquisition by approximately $2.2 million, which represents goodwill and is not subject to amortization. The fair value of our investment in Genesis was in excess of $25.4 million at December 31, 2006, based on quoted market values of Genesis’ publicly traded limited partnership units.
     During 2006, we invested a total of $3.0 million in a Louisiana petroleum coke-to-ammonia project that is in the development stage. All of our investment may later be redeemed, with a return, or converted to equity after construction financing for the project has been obtained. If the project is built, we plan to take up to 100% of the CO2 produced from this plant. Genesis has also invested in this project, with its total commitment not to exceed $1.0 million.
Oil Sales and Transportation Services
     Prior to September 2004, including the period prior to our investment in Genesis, we sold certain of our oil production to Genesis. Beginning in September 2004, we discontinued most of our direct sales to Genesis and began to transport our crude oil using Genesis’ common carrier pipeline to a sales point where it is sold to third party purchasers. For these transportation services, we pay Genesis a fee for the use of their pipeline and trucking services. We expensed $4.4 million in 2006, $4.0 million in 2005 and $1.2 million in 2004 for these transportation services.
Transportation Leases
     In late 2004 and early 2005, we entered into pipeline transportation agreements with Genesis to transport our crude oil from certain of our fields in Southwest Mississippi, and to transport CO2 from our main CO2 pipeline to

Denbury Resources Inc.
Notes to Consolidated Financial Statements
Brookhaven Field for our tertiary operations. We have accounted for these agreements as capital leases. The pipelines held under these capital leases are classified as property and equipment and are amortized using the straight-line method over the lease terms. Lease amortization is included in depreciation expense. The related obligations are recorded as debt. At December 31, 2006 and 2005, we had $5.9 million and $6.4 million, respectively, of capital lease obligations with Genesis recorded as liabilities in our Consolidated Balance Sheets, of which $0.6 million was current in both periods.
CO2 Volumetric Production Payments
     During 2003 through 2005, we sold 280.5 Bcf of CO2 to Genesis under three separate volumetric production payment agreements. We have recorded the net proceeds of these volumetric production payment sales as deferred revenue and recognize such revenue as CO2 is delivered under the volumetric production payments. At December 31, 2006, 2005 and 2004 $32.9 million, $37.1 million and $25.8 million, respectively, was recorded as deferred revenue of which $4.1 million was included in current liabilities at both December 31, 2006 and 2005. We recognized deferred revenue of $4.2 million, $3.1 million and $2.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, for deliveries under these volumetric production payments. We provide Genesis with certain processing and transportation services in connection with transporting CO2 to their industrial customers for a fee of approximately $0.17 per Mcf of CO2. For these services, we recognized revenues of $4.6 million, $3.5 million, and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     At December 31, 2006, 2005 and 2004, we had a net receivable from Genesis of $0.1 million, $1.3 million and $0.7 million, respectively, associated with all of the transactions described above.
Note 4. Asset Retirement Obligations
     In general, our future asset retirement obligations relate to future costs associated with plugging and abandonment of our oil, natural gas and CO2 wells, removal of equipment and facilities from leased acreage and land restoration. The fair value of a liability for an asset retirement is recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset.
     The following table summarizes the changes in our asset retirement obligations for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
(In Thousands)	2006	2005
Beginning asset retirement obligation	$27,088	$21,540
Liabilities incurred and assumed during period	10,159	3,091
Revisions in estimated cash flows	2,791	1,765
Liabilities settled during period	(1,320)	(990)
Accretion expense	2,389	1,682

Ending asset retirement obligation	$41,107	$27,088

     At both December 31, 2006 and 2005, $1.8 million of our asset retirement obligation was classified in “Accounts payable and accrued liabilities” under current liabilities in our Consolidated Balance Sheets. Liabilities incurred and assumed during 2006 and 2005 are primarily for properties acquired. We have escrow accounts that are legally restricted for certain of our asset retirement obligations. The balances of these escrow accounts were $7.6 million at December 31, 2006, and $6.7 million at December 31, 2005, and are included in “Other assets” in our Consolidated Balance Sheets.

Denbury Resources Inc.
Notes to Consolidated Financial Statements
Note 5. Property and Equipment

	December 31,
(In Thousands)	2006	2005
Oil and natural gas properties:
Proved properties	$2,226,942	$1,669,579
Unevaluated properties	293,657	46,597

Total	2,520,599	1,716,176
Accumulated depletion and depreciation	(907,911)	(775,390)

Net oil and natural gas properties	1,612,688	940,786

CO2 properties and equipment	267,483	210,046
Accumulated depletion and depreciation	(24,997)	(15,544)

Net CO2 properties	242,486	194,502

Capital leases	7,985	6,997
Accumulated depletion and depreciation	(1,631)	(835)

Net capital leases	6,354	6,162

Other	35,148	27,650
Accumulated depletion and depreciation	(16,908)	(13,130)

Net other	18,240	14,520

Net property and equipment	$1,879,768	$1,155,970

Unevaluated Oil and Natural Gas Properties Excluded From Depletion
     Under full cost accounting, we may exclude certain unevaluated costs from the amortization base pending determination of whether proved reserves can be assigned to such properties. A summary of the unevaluated properties excluded from oil and natural gas properties being amortized at December 31, 2006 and 2005, and the year in which they were incurred follows:

	December 31, 2006
	Costs Incurred During:
(In Thousands)	2006	2005	2004	Prior	Total
Property acquisition costs	$193,554	$11,906	$1,244	$411	$207,115
Exploration and development	70,624	1,657	805	2,397	75,483
Capitalized interest	11,059	—	—	—	11,059

Total	$275,237	$13,563	$2,049	$2,808	$293,657

	December 31, 2005
	Costs Incurred During:
(In Thousands)	2005	2004	2003	Prior	Total
Property acquisition costs	$30,622	$2,368	$1,007	$527	$34,524
Exploration and development	6,493	2,245	1,107	2,228	12,073

Total	$37,115	$4,613	$2,114	$2,755	$46,597

Denbury Resources Inc.
Notes to Consolidated Financial Statements
     Property acquisition costs for 2006 are primarily associated with our acquisitions of four CO2 tertiary oil field candidates, Tinsley Field, Citronelle Field, South Cypress Creek Field and Delhi Field. See Note 2 – “Acquisitions and Divestitures.” Property acquisition costs for 2005 are primarily associated with our acquisition of Lake St. John Field. Exploration and development costs for 2006 are primarily associated with our CO2 tertiary oil fields that are under development and did not have proved reserves at December 31, 2006. Costs are transferred into the amortization base on an ongoing basis as the projects are evaluated and proved reserves established or impairment determined. We review the excluded properties for impairment at least annually. We currently estimate that evaluation of most of these properties and the inclusion of their costs in the amortization base is expected to be completed within five years. Until we are able to determine whether there are any proved reserves attributable to the above costs, we are not able to assess the future impact on the amortization rate.
Note 6. Notes Payable and Long-Term Indebtedness

(In Thousands)	December 31,
	2006	2005
7.5% Senior Subordinated Notes due 2015	$150,000	$150,000
7.5% Senior Subordinated Notes due 2013	225,000	225,000
Discount on Senior Subordinated Notes due 2013	(1,214)	(1,409)
Senior bank loan	134,000	—
Capital lease obligations — Genesis	5,869	6,444
Capital lease obligations	1,189	—

Total	514,844	380,035
Less current obligations	671	574

Long-term debt and capital lease obligations	$514,173	$379,461

7.5% Senior Subordinated Notes due 2015
     On December 21, 2005, we issued $150 million of 7.5% Senior Subordinated Notes due 2015 (“2015 Notes”). The 2015 Notes were priced at par and we used the $148.0 million of net proceeds from the offering to fund a portion of the $250 million oil and natural gas property acquisition, which closed in January 2006 (see Note 2, “Acquisitions and Divestitures”). Pending the funding of this transaction in January 2006, the net proceeds were used to repay the borrowings under our bank credit facility with the balance temporarily invested in short-term investments and included as “Cash and cash equivalents” in our December 31, 2005 Consolidated Balance Sheet.
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

Denbury Resources Inc.
Notes to Consolidated Financial Statements
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
     In connection with our internal reorganization to a holding-company organizational structure, we entered into a First Supplemental Indenture dated December 29, 2003, which did not require the consent of the holders of the 2013 Notes. The supplemental indenture made Denbury Resources Inc. and Denbury Onshore, LLC, co-obligors of this debt. All of our significant subsidiaries continue to fully and unconditionally guarantee this debt. There were no other significant changes as part of the amendment.
Senior Bank Loan
     On September 14, 2006, we entered into a Sixth Amended and Restated Credit Agreement with our nine banks that modified our previous bank credit agreement. The new agreement (i) improves the credit pricing under the agreement, (ii) extends the term of the credit arrangements by two and one-half years to September 14, 2011, (iii) increases the borrowing base from $300 million to $500 million, (iv) increases the maximum facility size from $300 million to $800 million, and (v) makes other minor modifications and corrections. Under the new agreement, the commitment amount remained at $150 million. However, in December 2006, we increased our commitment amount to $250 million. The borrowing base represents the amount that can be borrowed from a credit standpoint based on our assets, as confirmed by the banks, while the commitment amount is the amount the banks have committed to fund pursuant to the terms of the credit agreement. The banks have the option to participate in any borrowing request we make in excess of the commitment amount ($250 million), up to the borrowing base limit ($500 million), although the banks are not obligated to fund any amount in excess of the commitment amount. The new credit agreement maintains the structure of semi-annual reviews of the borrowing base and commitment amount on April 1 and October 1.
     The bank credit facility is secured by substantially all of our producing oil and natural gas properties and contains several restrictions including, among others: (i) a prohibition on the payment of dividends, (ii) a requirement to maintain positive working capital, as defined, (iii) a minimum interest coverage test and (iv) a prohibition of most debt and corporate guarantees. Additionally, there is a limitation on the aggregate amount of forecasted production that can be economically hedged with oil or natural gas derivative contracts. At December 31, 2006, we had exceeded the hedge limitation of 85% of our forecasted natural gas production and we have obtained a waiver of this covenant from the banks, which is effective through the end of 2007. Otherwise, we were in compliance with all of our bank covenants as of December 31, 2006. Borrowings under the credit facility are generally in tranches that can have maturities up to one year. Interest on any borrowings is based on the Prime Rate or LIBOR rate plus an applicable margin as determined by the borrowings outstanding. The facility matures in September 2011.
     As of December 31, 2006, we had $134 million of outstanding borrowings under the facility and $10.5 million in letters of credit secured by the facility. The weighted average interest rate on these outstanding borrowings was 6.35% at December 31, 2006. The next scheduled redetermination of the borrowing base will be as of April 1, 2007, based on December 31, 2006 assets and proved reserves.

Denbury Resources Inc.
Notes to Consolidated Financial Statements
Indebtedness Repayment Schedule
     At December 31, 2006, our indebtedness, excluding the discount on our senior subordinated debt, is repayable over the next five years and thereafter as follows:

(In Thousands)

2007	$671
2008	736
2009	1,018
2010	890
2011	135,024
Thereafter	377,719

Total indebtedness	$516,058

Note 7. Income Taxes
     Our income tax provision is as follows:

(In Thousands)	Year Ended December 31,
	2006	2005	2004
Current income tax expense:
Federal	$16,033	$26,659	$22,166
State	3,832	518	763

Total current income tax expense	19,865	27,177	22,929

Deferred income tax expense:
Federal	97,902	44,191	12,352
State	9,350	10,202	4,111

Total deferred income tax expense	107,252	54,393	16,463

Total income tax expense	$127,117	$81,570	$39,392

     In conjunction with the sale of Denbury Offshore, Inc. in 2004, we utilized all of our federal tax net operating loss carryforwards and paid alternative minimum taxes of approximately $21 million. At December 31, 2006, we have approximately $19.8 million in state net operating loss carryforwards that begin to expire in 2013. As of December 31, 2006, we have an estimated $41.9 million of enhanced oil recovery credits to carry forward related to our tertiary operations. These credits will begin to expire in 2020.
     Deferred income taxes relate to temporary differences based on tax laws and statutory rates in effect at the December 31, 2006 and 2005, balance sheet dates. We believe that we will be able to utilize all of our deferred tax assets at December 31, 2006, and therefore have provided no valuation allowance against our deferred tax assets.

Denbury Resources Inc.
Notes to Consolidated Financial Statements
     At December 31, 2006 and 2005, our deferred tax assets and liabilities were as follows:

(In Thousands)	December 31,
	2006	2005
Deferred tax assets:
Loss carryforwards — state	$792	$983
Tax credit carryover	14,103	14,103
Enhanced oil recovery credit carryforwards	41,856	42,127
Other	7,791	1,196

Total deferred tax assets	64,542	58,409

Deferred tax liabilities:
Property and equipment	(283,983)	(187,883)
Derivative hedging contracts	(10,484)	—

Total deferred tax liabilities	(294,467)	(187,883)

Total net deferred tax liability	$(229,925)	$(129,474)

     Our income tax provision varies from the amount that would result from applying the federal statutory income tax rate to income before income taxes as follows:

(In Thousands)	Year Ended December 31,
	2006	2005	2004
Income tax provision calculated using the federal statutory income tax rate	$115,351	$86,814	$42,644
State income taxes	13,183	9,922	4,874
Enhanced oil recovery credits	—	(17,142)	(7,986)
Other	(1,417)	1,976	(140)

Total income tax expense	$127,117	$81,570	$39,392

Note 8. Stockholders’ Equity
Stock Issuance
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

Denbury Resources Inc.
Notes to Consolidated Financial Statements
Stock Repurchase Plan
     Between August 2003 and June 30, 2005, Denbury had an active stock repurchase plan (“Plan”) to purchase shares of our common stock on the NYSE in order for such repurchased shares to be reissued to our employees who participate in Denbury’s Employee Stock Purchase Plan (see Employee Stock Purchase Plan below). During 2003, we purchased 200,000 shares at an average cost of $6.39 per share and reissued 183,676 of those shares under Denbury’s Employee Stock Purchase Plan. In 2004, we repurchased into treasury 400,000 shares at an average cost of $9.95 per share and reissued 230,180 treasury shares under the Employee Stock Purchase Plan. In the first six months of 2005, we repurchased into treasury 200,000 shares under the Plan at an average cost of $15.82 per share and reissued 130,831 treasury shares under our Employee Stock Purchase Plan. Our repurchase program expired as of June 30, 2005, and the Board of Directors currently does not plan to renew the Plan until a significant portion of the treasury shares have been used under our Employee Stock Purchase Plan. In 2006, all of our share repurchases were associated with shares surrendered to the Company to cover tax withholding upon the vesting of restricted stock and were not part of a formal stock repurchase plan.
Employee Stock Purchase Plan
     We have an Employee Stock Purchase Plan that is authorized to issue up to 3,500,000 shares of common stock. As of December 31, 2006, there were 315,106 authorized shares remaining to be issued under the plan. In accordance with the plan, eligible employees may contribute up to 10% of their base salary and Denbury matches 75% of their contribution. The combined funds are used to purchase previously unissued Denbury common stock or treasury stock purchased by the Company in the open market for that purpose, in either case, based on the market value of Denbury’s common stock at the end of each quarter. We recognize compensation expense for the 75% company match portion, which totaled $1.7 million, $1.2 million, and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. This plan is administered by the Compensation Committee of Denbury’s Board of Directors.
401(k) Plan
     Denbury offers a 401(k) Plan to which employees may contribute tax deferred earnings subject to Internal Revenue Service limitations. Up to 3% of an employee’s compensation, as defined by the plan, is matched by Denbury at 100% and an employee’s contribution between 3% and 6% of compensation is matched by Denbury at 50%. Denbury’s match is vested immediately. During 2006, 2005 and 2004, Denbury’s matching contributions were approximately $1.6 million, $1.2 million, and $1.0 million, respectively, to the 401(k) Plan.
Note 9. Stock Compensation Plans
Incentive Programs
     Denbury has two stock compensation plans. The first plan has been in existence since 1995 (the “1995 Plan”) and expired in August 2005 (although options granted under the 1995 Plan prior to that time can remain outstanding for up to 10 years). The 1995 plan only provided for the issuance of stock options, and in January 2005, we issued stock options under the 1995 Plan that utilized substantially all of the remaining authorized shares. The second plan, the 2004 Omnibus Stock and Incentive Plan (the “2004 Plan”), has a 10-year term and was approved by the stockholders in May 2004. The 2004 Plan provides for the issuance of incentive and non-qualified stock options, restricted stock awards, stock appreciation rights (“SARs”) settled in stock and performance awards that may be issued to officers, employees, directors and consultants. Awards covering a total of 5.0 million shares of common stock are authorized for issuance pursuant to the 2004 Plan, of which awards covering no more than 2,750,000 shares may be issued in the form of restricted stock or performance vesting awards. At December 31, 2006, a total of 1,226,054 shares were available for future issuance of awards, of which only 471,224 shares may be in the form of restricted stock or performance vesting awards.
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

Denbury Resources Inc.
Notes to Consolidated Financial Statements
termination of employment or permanent disability or one year after the death of the optionee. The stock options and SARs are granted at the fair market value at the time of grant, which is defined in the 2004 Plan as the closing price on the NYSE on the date of grant. The plan is administered by the Compensation Committee of Denbury’s Board of Directors.
     During August 2004 through January 2005, the Board of Directors, based on a recommendation by the Board’s Compensation Committee, awarded the officers of Denbury a total of 2,200,000 shares of restricted stock and the independent directors of Denbury a total of 120,000 shares of restricted stock, all granted under the 2004 Plan. The holders of these shares have all of the rights and privileges of owning the shares (including voting rights) except that the holders are not entitled to delivery of the certificates until certain requirements are met. With respect to the 2,200,000 shares of restricted stock granted to officers of Denbury, the vesting restrictions on those shares are as follows: i) 65% of the awards vest 20% per year over five years and, ii) 35% of the awards vest upon retirement, as defined in the 2004 Plan. With respect to the 65% of the awards that vest over five years, on each annual vesting date, 66-2/3% of the vested shares may be delivered to the holder with the remaining 33-1/3% retained and held in escrow until the holder’s separation from the Company. With respect to the 120,000 restricted shares issued to Denbury’s independent board members, the shares vest 20% per year over five years. For these directors’ shares, on each annual vesting date, 40% of such vested shares may be delivered to the holder with the remaining 60% retained and held in escrow until the holder’s separation from the Company. During 2006, a total of 129,987 shares of restricted stock were granted to officers and certain members of our management group.
     Mr. Worthey, Senior Vice President of Operations, left Denbury effective June 5, 2006. Mr. Worthey had served as an officer of the Company since September 1, 1992. The Board of Directors modified certain of his outstanding long-term equity incentives awarded to him during 2003 and 2004. As a result of the modification, Mr. Worthey retained stock options covering 63,090 shares of Denbury common stock that pursuant to their original terms vest in either January 2007 or January 2008, and received accelerated vesting of 136,500 shares of restricted stock that originally were set to vest between mid-August 2006 and mid-August 2008. The options have an average weighted exercise price of $6.26 per share and were granted in early 2003 and early 2004; the restricted stock was awarded in August 2004. The compensation cost resulting from the modifications was approximately $5.3 million and was included in “General and administrative expenses” in the Consolidated Statement of Operations for the year ended December 31, 2006. No significant cash compensation was paid to Mr. Worthey upon separation. As part of Mr. Worthey’s separation, he also entered into non-competition and consulting agreements covering a period of 27 months.
     During the third quarter of 2006, our Vice President of Marketing announced his retirement and departed the Company on August 31, 2006, in connection with which we expensed approximately $750,000 related to options and restricted stock that he held.
     Total compensation expense charged against income for stock-based compensation was $17.2 million (including the $5.3 million resulting from modification of Mr. Worthey’s equity awards discussed above) for the year ended December 31, 2006. Part of this expense, $1.5 million, was included in “Lease operating expenses” for stock compensation expense associated with our field employees, and the remaining $15.7 million was recognized in “General and administrative expenses” in the Consolidated Statements of Operations. The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $4.6 million for the year ended December 31, 2006. Share-based compensation capitalized as part of “Oil and Natural Gas Properties” was $1.7 million for the year ended December 31, 2006.
     Effective January 1, 2006, we adopted SFAS No. 123(R) to account for our employee stock based compensation. Prior to 2006, we accounted for stock-based compensation utilizing the recognition and measurement principles of Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees,” and its related interpretations. Under these principles, no compensation expense for stock options was reflected in net income as long as the stock options had an exercise price equal to the quoted market price of the underlying common stock on the date of grant. For restricted stock grants, we recognize compensation expense equal to the intrinsic value of the stock on the date of grant over the applicable vesting periods. The following table illustrates the effect on net income and net income per common share for 2004 and 2005 as if we had applied the fair value recognition and measurement provisions of SFAS No. 123, as amended by SFAS No. 148, in accounting for our stock-based compensation.

Denbury Resources Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
Amounts in thousands, except per share amounts	2005	2004
Net income, as reported	$166,471	$82,448
Add: stock-based compensation included in reported net income, net of related tax effects	2,765	977
Less: stock-based compensation expense applying fair value based method, net of related tax effects	8,425	3,713

Pro-forma net income	$160,811	$79,712

Net income per common share
As reported:
Basic	$1.49	$0.75
Diluted	1.39	0.72
Pro forma:
Basic	$1.44	$0.73
Diluted	1.36	0.69
     Prior to the adoption of SFAS No. 123(R) on January 1, 2006, we did not assume the capitalization of any stock-based compensation in our SFAS No. 123 pro forma net income. As a result, no stock-based compensation expense is reflected as being capitalized in the table above. Beginning in 2006, an appropriate portion of stock-based compensation associated with our employees involved in our exploration and drilling activities has been capitalized as part of our “Oil and Natural Gas Properties” in the Consolidated Balance Sheet. The effect of applying SFAS No. 123(R) during the year ended December 31, 2006, was to decrease net income by approximately $6.4 million for stock compensation expense that would only have been presented in footnote disclosures under the old requirements of SFAS No. 123. The effect on earnings per share for the year ended December 31, 2006 was a decrease of $0.05 per both basic and diluted share. Additionally, cash flow from operations was lower and cash flow from financing activities was higher by approximately $16.6 million for the year ended December 31, 2006, associated with the tax benefit for tax deductions in excess of recognized compensation expenses that is now required to be reported as a financing cash flow.
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

	2006		2005		2004
Weighted average fair value of options granted	$ 12.64		$ 6.94		$ 3.22
Risk free interest rate	4.52%			3.80%		3.34%
Expected life	4.9 to 6.9	years	5	years	5	years
Expected volatility	41.1%			42.6%		46.8%
Dividend yield	—			—		—

Denbury Resources Inc.
Notes to Consolidated Financial Statements
     The following is a summary of our stock option and SARs activity.

	Year Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of Options	Price	of Options	Price	of Options	Price
Outstanding at beginning of year	9,406,072	$8.07	8,880,314	$5.25	10,652,432	$4.60
Granted	517,155	27.16	2,483,254	16.29	2,019,620	7.18
Exercised	(2,016,326)	5.53	(1,797,146)	5.37	(2,528,568)	4.25
Forfeited	(424,441)	11.05	(160,350)	8.86	(1,263,170)	4.89

Outstanding at end of year	7,482,460	9.91	9,406,072	8.07	8,880,314	5.25

Exercisable at end of year	2,369,552	$5.32	2,509,635	$4.50	3,088,824	$4.81

     The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $49.3 million, $24.8 million and $13.2 million, respectively. The total fair value of stock options and SARs vested during the years ended December 31, 2006, 2005 and 2004 was approximately $6.0 million, $3.4 million and $1.8 million, respectively. The aggregate intrinsic value of stock options and SARs outstanding at December 31, 2006, was approximately $133.8 million and these options and SARs have a weighted-average remaining contractual life of 6.3 years. The aggregate intrinsic value of options exercisable at December 31, 2006, was approximately $53.2 million and these stock options and SARs have a weighted-average remaining contractual life of 4.0 years.
     A summary of the status of our non-vested stock options and SARs as of December 31, 2006, and the changes during the year ended December 31, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Non-vested stock options and SARs	Shares	Fair Value
Non-vested at January 1, 2006	6,896,437	$4.25
Granted	517,155	12.64
Vested	(1,876,243)	3.20
Forfeited	(424,441)	5.02

Non-vested at December 31, 2006	5,112,908	5.41

     As of December 31, 2006, there was $11.9 million of total compensation cost to be recognized in future periods related to non-vested stock option and SAR share-based compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.2 years. Cash received from stock option exercises under share-based payment arrangements for the year ended December 31, 2006, 2005 and 2004 was $11.1 million, $9.7 million and $10.7 million, respectively. The tax benefit realized from the exercises of stock options and SARs totaled $14.7 million for 2006, $8.6 million for 2005, and $4.8 million for 2004.
Restricted Stock
     As of December 31, 2006, we had issued 2,449,987 shares of restricted stock pursuant to the 2004 Plan and have recorded deferred compensation expense of $25.1 million, the fair market value of the shares on the grant dates net of estimated forfeitures of $2.2 million. This expense is amortized over the applicable five-year, four-year, or retirement date vesting periods. As of December 31, 2006, there was $14.0 million of unrecognized compensation expense related to non-vested restricted stock grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.

Denbury Resources Inc.
Notes to Consolidated Financial Statements
     A summary of the status of our non-vested restricted stock grants as of December 31, 2006, and the changes during the year ended December 31, 2006, is presented below:

		Weighted-Average
		Grant-Date
Non-vested Restricted Stock Grants	Shares	Fair Value
Non-vested at January 1, 2006	2,014,000	$10.15
Granted	129,987	28.92
Vested	(528,815)	10.19
Forfeited	(171,211)	10.31

Non-vested at December 31, 2006	1,443,961	11.80

     The total vesting date fair value of restricted stock vested during the years ended December 31, 2006 and 2005 was $17.4 million and $7.1 million, respectively.
Note 10. Derivative Instruments and Hedging Activities
     Effective January 1, 2005, we elected to discontinue hedge accounting treatment for financial statement purposes for our oil and natural gas derivative contracts and accordingly de-designated our derivative instruments from hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activites.” As a result of this change, we began accounting for our oil and natural gas derivative contracts as speculative contracts in the first quarter of 2005. As speculative contracts, the changes in the fair value of these instruments are recognized in income in the period of change. Additionally, the balance remaining in “Accumulated Comprehensive Loss” at December 31, 2004, related to the de-designated derivative contracts was amortized over the remaining life of the contracts, all of which expired in 2005.
     From time to time, we enter into various derivative contracts to economically hedge our exposure to commodity price risk associated with anticipated future oil and natural gas production. We do not hold or issue derivative financial instruments for trading purposes. These contracts have consisted of price floors, collars and fixed price swaps. Historically, prior to 2005, we hedged up to 75% of our anticipated production each year to provide us with a reasonably certain amount of cash flow to cover most of our budgeted exploration and development expenditures without incurring significant debt. Since 2005 and beyond, we have entered into fewer derivative contracts, primarily because of our strong financial position resulting from our lower levels of debt relative to our cash flow from operations. We did make an exception in late 2006, when we swapped 80% to 90% of our forecasted 2007 natural gas production at a weighted average price of $7.96 per Mcf. We did this to protect our 2007 projected cash flow primarily because we currently plan to spend more than we expect to generate from cash flows from operations and we did not want to be exposed to the risk of lower natural gas prices.
     When we make a significant acquisition, we generally attempt to hedge a large percentage, up to 100%, of the forecasted production for the subsequent one to three years following the acquisition in order to help provide us with a minimum return on our investment. As of December 31, 2006, we had derivative contracts in place related to the $250 million acquisition that closed January 31, 2006, on which we entered into contracts to cover 100% of the estimated proved production for three years at the time we signed the purchase and sale agreement. All of the mark-to-market valuations used for our financial derivatives are provided by external sources and are based on prices that are actively quoted. We manage and control market and counterparty credit risk through established internal control procedures, which are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification.

Denbury Resources Inc.
Notes to Consolidated Financial Statements
     The following is a summary of the net loss on our commodity contracts that qualified for hedge accounting treatment, covering those periods prior to our discontinuance of hedge accounting effective January 1, 2005, and is included in “Loss on effective hedge contracts” in our Consolidated Statements of Operations:

Year Ended
December 31,
(In Thousands)	2004

Settlements of hedge contracts — Oil	$(50,072)
Settlements of hedge contracts — Gas	(20,397)

Loss on effective hedge contracts	$(70,469)

     The following is a summary of “Commodity derivative expense (income),” included in our Consolidated Statements of Operations. These amounts are associated with derivative contracts not designated as accounting hedges or the ineffective portion of contracts that qualified as accounting hedges in 2004.

(In Thousands)	Year Ended December 31,
	2006	2005	2004
Settlements of derivative contracts — oil	$5,302	$—	$14,088
Settlements of derivative contracts — gas	—	16,761	—
Hedge ineffectiveness on contracts qualifying for hedge accounting	—	—	2,687
Reclassification of accumulated other comprehensive income balance	—	7,684	(955)
Fair value adjustments to derivative contracts	(25,130)	4,517	(462)

Commodity derivative expense (income)	$(19,828)	$28,962	$15,358

Derivative Contracts at December 31, 2006:
Crude Oil Contracts:

			Estimated
	NYMEX Contract Prices Per Bbl		Fair Value at
			December 31, 2006
Type of Contract and Period	Bbls/d	Swap Price	(In Thousands)
Swap Contracts
Jan. 2007 - Dec. 2007	2,000	58.93	$(4,302)
Jan. 2008 - Dec. 2008	2,000	57.34	(6,834)
Natural Gas Contracts:

			Estimated
	NYMEX Contract Prices Per MMBtu		Fair Value at
			December 31, 2006
Type of Contract and Period	MMBtu/d	Swap Price	(In Thousands)
Swap Contracts
Jan. 2007 - Dec. 2007	20,000	7.99	$7,340
Jan. 2007 - Dec. 2007	40,000	7.96	14,252
Jan. 2007 - Dec. 2007	15,000	7.95	5,291
     At December 31, 2006, our derivative contracts were recorded at their fair value, which was a net asset of $15.7 million.

Denbury Resources Inc.
Notes to Consolidated Financial Statements
Note 11. Commitments and Contingencies
     We have operating leases for the rental of equipment, office space, and vehicles that totaled $101.4 million, $37.2 million, and $16.6 million as of December 31, 2006, 2005, and 2004, respectively. During the last four years, we entered into lease financing agreements for equipment at certain of our oil and natural gas properties and CO2 source fields. These lease financings totaled $41.1 million during 2006, $17.3 million during 2005 and $6.9 million during 2004 with associated required monthly payments of $431,000 for the 2006 leases, $223,000 for the 2005 leases and $91,000 for the 2004 leases. Leases entered into prior to 2006 have seven-year terms and the leases entered into in 2006 have a 10-year term. Rental expense for operating leases totaled $14.1 million in 2006, $8.2 million in 2005, and $5.8 million in 2004.
     In 2005 and 2006, we entered into three agreements with Genesis to transport crude oil and CO2. These agreements are accounted for as capital leases and are discussed in detail in Note 3.
     At December 31, 2006, long-term commitments for these items require the following future minimum rental payments:

	Capital	Operating
(In Thousands)	Leases	Leases
2007	$1,291	$13,056
2008	1,291	12,667
2009	1,529	11,857
2010	1,291	11,527
2011	1,291	10,967
Thereafter	3,335	41,304

Total minimum lease payments	10,028	$101,378

Less: Amount representing interest	(2,970)

Present value of minimum lease payments	$7,058

     Long-term contracts require us to deliver CO2 to our industrial CO2 customers at various contracted prices, plus we have a CO2 delivery obligation to Genesis related to three CO2 volumetric production payments (“VPPs”) (see Note 3). Based upon the maximum amounts deliverable as stated in the industrial contracts and the volumetric production payments, we estimate that we may be obligated to deliver up to 391 Bcf of CO2 to these customers over the next 17 years, with a maximum volume required in any given year of approximately 105 MMcf/d. However, since the group as a whole has historically purchased less CO2 than the maximum allowed in their contracts, based on the current level of deliveries, we project that the amount of CO2 that we will ultimately be required to deliver will be significantly less than the contractual commitment. Given the size of our proven CO2 reserves at December 31, 2006 (approximately 5.5 Tcf before deducting approximately 210.5 Bcf for the VPPs), our current production capabilities and our projected levels of CO2 usage for our own tertiary flooding program, we believe that we can meet these delivery obligations.
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
Litigation
     We are involved in various lawsuits, claims and regulatory proceedings incidental to our businesses. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material

Denbury Resources Inc.
Notes to Consolidated Financial Statements
adverse impact on our net income in the period in which the ruling occurs. We provide accruals for litigation and claims if we determine that we may have a range of legal exposure that would require accrual.
Note 12. Supplemental Information
Significant Oil and Natural Gas Purchasers
     Oil and natural gas sales are made on a day-to-day basis or under short-term contracts at the current area market price. The loss of any purchaser would not be expected to have a material adverse effect upon our operations. For the year ended December 31, 2006, two purchasers each accounted for 10% or more of our oil and natural gas revenues: Marathon Ashland Petroleum LLC (28%) and Hunt Crude Oil Supply Co. (18%). For the year ended December 31, 2005, we had three significant purchasers that each accounted for 10% or more of our oil and natural gas revenues: Marathon Ashland Petroleum LLC (28%), Hunt Crude Oil Supply Co. (20%) and Sunoco, Inc. (13%). For the year ended December 31, 2004, two purchasers each accounted for 10% or more of our oil and natural gas revenues: Hunt Crude Oil Supply Co. (21%) and Genesis (14%).
Accounts Payable and Accrued Liabilities

(In Thousands)	December 31,
	2006	2005
Accounts payable	$57,637	$53,306
Accrued exploration and development costs	36,830	23,635
Accrued lease operating expense	8,178	5,435
Hastings purchase option — current	6,794	—
Accrued compensation	6,361	5,287
Accrued interest	5,233	4,582
Taxes payable	4,447	1,374
Asset retirement obligations — current	1,776	1,791
Other	11,855	9,430

Total	$139,111	$104,840

Supplemental Cash Flow Information

(In Thousands)	Year Ended December 31,
	2006	2005	2004
Interest paid, net of amounts capitalized	$21,514	$16,622	$18,099
Interest capitalized	11,333	1,649	—
Income taxes paid	4,210	21,000	20,726
     During 2006, we capitalized $11.0 million of interest on our significant unevaluated properties, primarily related to the two recent acquisitions. Additionally, we capitalized $0.3 million in 2006 and $1.6 million in 2005, of interest relating to the construction of our CO2 pipeline to East Mississippi. We recorded a non-cash increase to property and debt in the amount of $1.2 million in 2006, $2.4 million in 2005 and $4.6 million in 2004, related to capital leases. In 2004, we issued 2,300,000 shares of restricted stock with a market value of $23.3 million on the date of grant. In 2005, we issued 20,000 shares of restricted stock with a market value of $0.3 million on the date of grant. In 2006, we issued 129,987 shares of restricted stock with a market value of $3.8 million on the date of grant. See Note 9 “Stock Compensation Plans — Restricted Stock.”
     In November 2006, we entered into an agreement for the option to purchase an oil property for an upfront payment of $37.5 million, plus required additional payments totaling $12.5 million during the next 2 years. We have accrued the discounted present value of these required additional payments ($11.4 million) and recorded this amount plus the upfront payment in “Deposits on properties under option or contract” on our December 31, 2006 Consolidated Balance Sheet. Additionally, the upfront payment of $37.5 million is recorded on our December 31, 2006 Consolidated Statement of Cash Flow — Investing Activities.

Denbury Resources Inc.
Notes to Consolidated Financial Statements
Fair Value of Financial Instruments

(In Thousands)	December 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
7.5% Senior Subordinated Notes due 2013	$223,786	$227,250	$223,591	$228,375
7.5% Senior Subordinated Notes due 2015	150,000	152,250	150,000	152,250
Senior Bank Loan	134,000	134,000	—	—
     The fair values of our senior subordinated notes are based on quoted market prices. The carrying value of our Senior Bank Loan is approximately fair value based on the fact that it is subject to short-term floating interest rates that approximate the rates available to us for those periods. We have other financial instruments consisting primarily of cash, cash equivalents, short-term receivables and payables that approximate fair value due to the nature of the instrument and the relatively short maturities.
Note 13. Condensed Consolidating Financial Information
     Since December 29, 2003, Denbury Resources Inc. and Denbury Onshore, LLC are co-obligors of our subordinated debt. Our subordinated debt is fully and unconditionally guaranteed jointly and severally by all of Denbury Resources Inc.’s subsidiaries other than minor subsidiaries. The results of our equity interest in Genesis are reflected through the equity method by one of our subsidiaries, Denbury Gathering & Marketing. Each subsidiary guarantor and the subsidiary co-obligor are 100% owned, directly or indirectly, by Denbury Resources Inc. The following is condensed consolidating financial information for Denbury Resources Inc., Denbury Onshore, LLC, and significant subsidiaries:

Denbury Resources Inc.
Notes to Consolidated Financial Statements
Condensed Consolidating Balance Sheets

(In Thousands)	December 31, 2006
	Denbury	Denbury
	Resources Inc.	Onshore, LLC			Denbury
	(Parent and	(Issuer and	Guarantor		Resources Inc.
	Co-obligor)	Co-obligor)	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$392,372	$180,476	$3,662	$(393,241)	$183,269
Property and equipment	—	1,879,742	26	—	1,879,768
Investment in subsidiaries (equity method)	709,611	—	709,020	(1,407,991)	10,640
Other assets	154,076	64,391	154	(152,461)	66,160

Total assets	$1,256,059	$2,124,609	$712,862	$(1,953,693)	$2,139,837

Liabilities and Stockholders’ Equity
Current liabilities	$—	$590,602	$3,037	$(393,241)	$200,398
Long-term liabilities	150,000	835,627	214	(152,461)	833,380
Stockholders’ equity	1,106,059	698,380	709,611	(1,407,991)	1,106,059

Total liabilties and stockholders’ equity	$1,256,059	$2,124,609	$712,862	$(1,953,693)	$2,139,837

(In Thousands)	December 31, 2005
	Denbury	Denbury
	Resources Inc.	Onshore, LLC			Denbury
	(Parent and	(Issuer and	Guarantor		Resources Inc.
	Co-obligor)	Co-obligor)	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$222,858	$297,575	$2,577	$(223,827)	$299,183
Property and equipment	—	1,155,923	47	—	1,155,970
Investment in subsidiaries (equity method)	506,862	—	505,540	(1,001,573)	10,829
Other assets	154,288	37,120	169	(152,490)	39,087

Total assets	$884,008	$1,490,618	$508,333	$(1,377,890)	$1,505,069

Liabilities and Stockholders’ Equity
Current liabilities	$346	$376,194	$1,351	$(223,827)	$154,064
Long-term liabilities	150,000	619,713	120	(152,490)	617,343
Stockholders’ equity	733,662	494,711	506,862	(1,001,573)	733,662

Total liabilities and stockholders’ equity	$884,008	$1,490,618	$508,333	$(1,377,890)	$1,505,069

Denbury Resources Inc.
Notes to Consolidated Financial Statements
Condensed Consolidating Statements of Operations

(In Thousands)	Year Ended December 31, 2006
	Denbury	Denbury
	Resources Inc.	Onshore, LLC			Denbury
	(Parent and	(Issuer and	Guarantor		Resources Inc.
	Co-obligor)	Co-obligor)	Subsidiaries	Eliminations	Consolidated
Revenues	$11,219	$731,516	$20	$(11,219)	$731,536
Expenses	11,581	400,657	1,719	(11,219)	402,738

Income before the following:	(362)	330,859	(1,699)	—	328,798
Equity in net earnings of subsidiaries	202,749	—	204,445	(406,418)	776

Income before income taxes	202,387	330,859	202,746	(406,418)	329,574
Income tax provision (benefit)	(70)	127,189	(2)	—	127,117

Net income	$202,457	$203,670	$202,748	$(406,418)	$202,457

(In Thousands)	Year Ended December 31, 2005
	Denbury	Denbury
	Resources Inc.	Onshore, LLC			Denbury
	(Parent and	(Issuer and	Guarantor		Resources Inc.
	Co-obligor)	Co-obligor)	Subsidiaries	Eliminations	Consolidated
Revenues	$313	$560,079	$—	$—	$560,392
Expenses	485	310,974	1,206	—	312,665

Income before the following:	(172)	249,105	(1,206)	—	247,727
Equity in net earnings of subsidiaries	166,576	—	167,378	(333,640)	314

Income before income taxes	166,404	249,105	166,172	(333,640)	248,041
Income tax provision (benefit)	(67)	82,041	(404)	—	81,570

Net income	$166,471	$167,064	$166,576	$(333,640)	$166,471

(In Thousands)	Year Ended December 31, 2004
	Denbury	Denbury
	Resources Inc.	Onshore, LLC			Denbury
	(Parent and	(Issuer and	Guarantor		Resources Inc.
	Co-obligor)	Co-obligor)	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$320,328	$62,644	$—	$382,972
Expenses	171	222,988	37,837	—	260,996

Income before the following:	(171)	97,340	24,807	—	121,976
Equity in net earnings of subsidiaries	82,554	—	67,122	(149,812)	(136)

Income before income taxes	82,383	97,340	91,929	(149,812)	121,840
Income tax provision (benefit)	(65)	30,082	9,375	—	39,392

Net income	$82,448	$67,258	$82,554	$(149,812)	$82,448

Denbury Resources Inc.
Notes to Consolidated Financial Statements
Condensed Consolidating Statements of Cash Flows

(In Thousands)	Year Ended December 31, 2006
	Denbury	Denbury
	Resources Inc.	Onshore, LLC			Denbury
	(Parent and	(Issuer and	Guarantor		Resources Inc.
	Co-obligor)	Co-obligor)	Subsidiaries	Eliminations	Consolidated
Cash flow from operations	$—	$460,841	$969	$—	$461,810
Cash flow from investing activities	(150,864)	(856,625)	(2)	150,864	(856,627)
Cash flow from financing activities	150,864	283,601	—	(150,864)	283,601

Net increase (decrease) in cash	—	(112,183)	967	—	(111,216)
Cash, beginning of period	1	164,408	680	—	165,089

Cash, end of period	$1	$52,225	$1,647	$—	$53,873

(In Thousands)	Year Ended December 31, 2005
	Denbury	Denbury
	Resources Inc.	Onshore, LLC			Denbury
	(Parent and	(Issuer and	Guarantor		Resources Inc.
	Co-obligor)	Co-obligor)	Subsidiaries	Eliminations	Consolidated
Cash flow from operations	$(5,298)	$365,714	$544	$—	$360,960
Cash flow from investing activities	(150,000)	(383,666)	(21)	150,000	(383,687)
Cash flow from financing activities	155,298	149,479	—	(150,000)	154,777

Net increase in cash	—	131,527	523	—	132,050
Cash, beginning of period	1	32,881	157	—	33,039

Cash, end of period	$1	$164,408	$680	$—	$165,089

(In Thousands)	Year Ended December 31, 2004
	Denbury	Denbury
	Resources Inc.	Onshore, LLC			Denbury
	(Parent and	(Issuer and	Guarantor		Resources Inc.
	Co-obligor)	Co-obligor)	Subsidiaries	Eliminations	Consolidated
Cash flow from operations	$(9,192)	$331,123	$(153,279)	$—	$168,652
Cash flow from investing activities	—	(246,973)	153,423	—	(93,550)
Cash flow from financing activities	9,192	(75,443)	—	—	(66,251)

Net increase in cash	—	8,707	144	—	8,851
Cash, beginning of period	1	24,174	13	—	24,188

Cash, end of period	$1	$32,881	$157	$—	$33,039

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

Denbury Resources Inc.
Notes to Consolidated Financial Statements
incurred to obtain access to proved reserves, including the cost of drilling development wells, and to provide facilities for extracting, treating, gathering and storing the oil and natural gas.
     Costs incurred in oil and natural gas activities were as follows:

(In Thousands)	Year Ended December 31,
	2006	2005	2004
Property acquisitions:
Proved	$137,891	$63,509	$22,271
Unevaluated	205,506	32,874	3,459
Exploration	43,564	45,652	23,987
Development	440,827	237,201	128,351
Asset retirement obligations	12,803	4,559	3,174

Total costs incurred (1)	$840,591	$383,795	$181,242

(1)	Capitalized general and administrative costs that directly relate to exploration and development activities were $7.6 million, $5.1 million, and $5.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Oil and Natural Gas Operating Results
     Results of operations from oil and natural gas producing activities, excluding corporate overhead and interest costs, were as follows:

(In Thousands, Except per BOE data)	Year Ended December 31,
	2006	2005	2004
Oil, natural gas and related product sales	$716,557	$549,055	$444,777
Loss on effective hedge contracts	—	—	(70,469)

Total revenues	716,557	549,055	374,308

Lease operating costs	167,271	108,550	87,107
Production taxes and marketing expenses	36,351	27,582	18,737
Depletion, depreciation and amortization	135,269	90,631	90,913
CO2 depletion, depreciation and amortization (1)	6,281	3,894	3,405
Commodity derivative expense (income)	(19,828)	28,962	15,358

Net operating income	391,213	289,436	158,788
Income tax provision	151,008	95,224	51,289

Results of operations from oil and natural gas producing activities	$240,205	$194,212	$107,499

Depletion, depreciation and amortization per BOE	$10.54	$8.69	$7.82

(1)	Represents an allocation of the depletion, depreciation and amortization of our CO2 properties associated with our tertiary oil producing activities.
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
     We have a corporate policy whereby we do not book proved undeveloped reserves until we have committed to perform the required development operations, the majority of which we generally expect to commence within the next few years.

Denbury Resources Inc.
Notes to Consolidated Financial Statements
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
Estimated Quantities of Reserves

	Year Ended December 31,
	2006		2005		2004
	Oil	Gas	Oil	Gas	Oil	Gas
	(MBBL)	(MMCF)	(MBBL)	(MMCF)	(MBBL)	(MMCF)
Balance at beginning of year	106,173	278,367	101,287	168,484	91,266	221,887
Revisions of previous estimates	4,351	(22,279)	(3,613)	(12,047)	(3,271)	2,898
Revisions due to price changes	(2)	(3,116)	872	1,268	492	25
Extensions and discoveries	4,587	65,582	1,214	117,512	1,575	61,158
Improved recovery (1)	5,044	—	13,276	—	18,863	—
Production	(8,372)	(30,322)	(7,305)	(21,424)	(7,044)	(30,094)
Acquisition of minerals in place	14,424	643	442	24,574	429	5,304
Sales of minerals in place	(20)	(49)	—	—	(1,023)	(92,694)

Balance at end of year	126,185	288,826	106,173	278,367	101,287	168,484

Proved Developed Reserves:
Balance at beginning of year	59,640	151,681	55,998	94,573	53,804	144,750
Balance at end of year	83,703	176,648	59,640	151,681	55,998	94,573

(1)	Improved recovery additions result from the application of secondary recovery methods such as water-flooding or tertiary recovery methods such as CO2 flooding.
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
     Under the Standardized Measure, future cash inflows were estimated by applying year-end prices to the estimated future production of year-end proved reserves. The product prices used in calculating these reserves have varied widely during the three-year period. These prices have a significant impact on both the quantities and value of the proven reserves as reductions in oil and gas prices can causes wells to reach the end of their economic life much sooner and can make certain proved undeveloped locations uneconomical, both of which reduce the reserves. The following representative oil and natural gas year-end prices were used in the Standardized Measure. These prices were adjusted by field to arrive at the appropriate corporate net price.

	December 31,
	2006	2005	2004
Oil (NYMEX)	$61.05	$61.04	$43.45
Natural Gas (Henry Hub)	5.63	10.08	6.18
     Future cash inflows were reduced by estimated future production, development and abandonment costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the associated proved oil and natural gas properties.

Denbury Resources Inc.
Notes to Consolidated Financial Statements
Tax credits and net operating loss carryforwards were also considered in the future income tax calculation. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

(In Thousands)	December 31,
	2006	2005	2004
Future cash inflows	$8,185,682	$8,197,957	$4,742,276
Future production costs	(2,697,206)	(2,069,015)	(1,509,280)
Future development costs	(565,488)	(525,877)	(340,879)

Future net cash flows before taxes	4,922,988	5,603,065	2,892,117
Future income taxes	(1,519,179)	(1,944,430)	(906,221)

Future net cash flows	3,403,809	3,658,635	1,985,896
10% annual discount for estimated timing of cash flows	(1,566,468)	(1,574,186)	(856,700)

Standardized measure of discounted future net cash flows	$1,837,341	$2,084,449	$1,129,196

     The following table sets forth an analysis of changes in the Standardized Measure of Discounted Future Net Cash Flows from proved oil and natural gas reserves:

(In Thousands)	Year Ended December 31,
	2006	2005	2004
Beginning of year	$2,084,449	$1,129,196	$1,124,127
Sales of oil and natural gas produced, net of production costs	(512,935)	(412,923)	(339,250)
Net changes in sales prices	(552,772)	1,261,231	352,830
Extensions and discoveries, less applicable future development and production costs	124,787	461,936	151,014
Improved recovery (1)	117,342	204,116	190,033
Previously estimated development costs incurred	124,207	110,424	55,091
Revisions of previous estimates, including revised estimates of development costs, reserves and rates of production	(324,608)	(261,730)	(197,959)
Accretion of discount	321,548	164,329	156,637
Acquisition of minerals in place	182,374	44,807	9,003
Sales of minerals in place	(222)	—	(300,481)
Net change in income taxes	273,171	(616,937)	(71,849)

End of year	$1,837,341	$2,084,449	$1,129,196

(1)	Improved recovery additions result from the application of secondary recovery methods such as water flooding or tertiary recovery methods such as CO2 flooding.
CO2 Reserves
     Based on engineering reports prepared by DeGolyer and MacNaughton, our CO2 reserves, on a 100% working interest basis, were estimated at approximately 5.5 Tcf at December 31, 2006 (includes 210.5 Bcf of reserves dedicated to three volumetric production payments with Genesis), 4.6 Tcf at December 31, 2005 (includes 237.1 Bcf of reserves dedicated to three volumetric production payments with Genesis), and 2.7 Tcf at December 31, 2004 (includes 178.7 Bcf of reserves dedicated to two volumetric production payments with Genesis). We make reference to the gross amount of proved reserves as that is the amount that is available both for Denbury’s tertiary recovery programs and for industrial users who are customers of Denbury and others, as we are responsible for distributing the entire CO2 production stream for both of these purposes.

Denbury Resources Inc.
Notes to Consolidated Financial Statements
Note 15. Unaudited Quarterly Information

In Thousands, Except Per Share Amounts	March 31	June 30	September 30	December 31
2006
Revenues	$178,906	$193,247	$192,044	$167,339
Expenses	107,398	119,978	97,237	78,125
Net income	43,778	44,262	59,294	55,123
Net income per share:
Basic	0.39	0.38	0.50	0.46
Diluted	0.37	0.36	0.48	0.45
Cash flow from operations	102,512	106,417	135,365	117,516
Cash flow used for investing activities (1)	(347,684)	(205,495)	(143,349)	(160,099)
Cash flow provided by financing activities (2)	110,067	99,906	6,096	67,532

2005
Revenues	$113,362	$127,983	$141,858	$177,189
Expenses	69,754	67,491	83,249	92,171
Net income	30,067	40,672	38,546	57,186
Net income per share:
Basic	0.27	0.37	0.34	0.51
Diluted	0.26	0.34	0.32	0.48
Cash flow from operations	66,629	88,385	76,287	129,659
Cash flow used for investing activities (3)	(59,614)	(117,530)	(75,840)	(130,703)
Cash flow provided by financing activities (4)	2,688	11,719	11,227	129,143

(1)	In January 2006, we acquired three oil properties for approximately $250 million (including the $25 million of earnest money paid in the fourth quarter of 2005). In May 2006, we acquired an oil property for $50 million, plus a reversionary interest. In November 2006, we entered into an agreement for the option to purchase an oil property for an upfront payment of $37.5 million, plus required additional payments totaling $12.5 million. (See Note 2. Acquisitions and Divestitures.)

(2)	In April, we sold $125 million (net to Denbury) of common stock in a public offering (see Note 8. Stockholders’ Equity — Stock Issuance). We had net borrowings of $100 million and $64 million in the first and fourth quarters of 2006, respectively, and net repayments of $30 million in the second quarter of 2006, all under our senior bank loan.

(3)	In November 2005, we made a $25 million deposit of earnest money associated with a pending acquisition of oil properties (see Note 2. Acquisitions and Divestitures).

(4)	In December 2005, we issued $150 million of 7.5% Senior Subordinated Notes due 2015 (see Note 6. Notes Payable and Long-Term Indebtedness).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no changes in accountants nor any disagreements with accountants.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K and have determined that such disclosure controls and procedures are effective as of December 31, 2006, in ensuring that material information required to be disclosed in this annual report is accumulated and communicated to them and our management to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     During 2005 and 2006, information was reported on our whistleblower hotline regarding misconduct by oilfield vendors and certain employees, including alleged improper billings and payments by certain vendors to, or

Denbury Resources Inc.
on behalf of employees, misuse of Company property, services and operational information by employees, and the failure by certain employees to properly report transactions with the Company. During 2005 and 2006, at the direction of the Audit Committee of our Board of Directors, and in conjunction with outside counsel retained by the Audit Committee, investigations were undertaken regarding these matters. These investigations are substantially complete. As a result of our investigations, we have dismissed eight employees, taken disciplinary action against another employee, and terminated all future business with certain vendors. The estimated amount of improper vendor billings and payments and misuse of Company property and services is inconsequential to our previously issued financial statements and to the financial statements contained in this report on Form 10-K. We further believe that these matters have not, and will not, materially adversely affect our financial condition, results of operations or business. We believe that our whistleblower hotline was effective in alerting us to improper vendor and employee conduct and allowing us to remedy the matter.
     Controls and policies in place to prevent these occurrences were overridden by employee misconduct in the vendor approval and payment process and in adherence to the Company’s Code of Business Conduct and Ethics. As a result of our investigation, we have, and are continuing, to implement certain improvements to strengthen our internal controls (see also Item 9A. “Controls and Procedures” — “Disclosure Controls and Procedures” contained in our 2005 Form 10-K for further information) and to improve our management practices and policies. Various management changes have been made, combined with an emphasis upon both strengthening our internal controls and improving management oversight and enforcement of Company policies and procedures at the field level.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Except as disclosed below, information as to Item 10 will be set forth in the Proxy Statement (“Proxy Statement”) for the Annual Meeting of Shareholders to be held May 15, 2007, (Annual Meeting) and is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company’s executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and exchanges and to furnish the Company with copies. Based solely on its review of the copies of such forms received by it, or written representations from such persons, the Company is aware of one filing that was not timely made by Mr. Gareth Roberts, President and CEO, who failed to timely file a Form 5 reporting the transfer of shares as a gift to his minor children.
Code of Ethics
     We have adopted a Code of Ethics for Senior Financial Officers and Principal Executive Officer. This Code of Ethics, including any amendments or waivers, is posted on our website at www.denbury.com.
Item 11. Executive Compensation
     Information as to Item 11 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
     Information as to Item 12 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Denbury Resources Inc.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information as to Item 13 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information as to Item 14 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements and Schedules. Financial statements and schedules filed as a part of this report are presented on page 53. All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to consolidated financial statements.
Exhibits. The following exhibits are filed as part of this report.

Exhibit
No.	Exhibit
2(a)	Agreement and Plan of Merger to Form Holding Company, dated as of December 22, 2003, but effective December 29, 2003, at 9:00 a.m. EST, by and among the Registrant, the Predecessor and Denbury Onshore, LLC (incorporated by reference as Exhibit 2.1 of our Form 8-K filed December 29, 2003).

2(b)	Stock Purchase Agreement made as of July 19, 2004, between Denbury Resources Inc. and Newfield Exploration Company (incorporated by reference as Exhibit 2.14 of our Form 8-K filed August 4, 2004).

3(a)	Restated Certificate of Incorporation of Denbury Resources Inc. filed with the Delaware Secretary of State on December 29, 2003 (incorporated by reference as Exhibit 3.1 of our Form 8-K filed December 29, 2003).

3(b)	Certificate of Amendment of Restated Certificate of Incorporation of Denbury Resources Inc. filed with the Delaware Secretary of State on October 20, 2005 (incorporated by reference as Exhibit 3(a) of our Form 10-Q filed November 8, 2005).

3(c)	Bylaws of Denbury Resources Inc., a Delaware corporation, adopted December 29, 2003 (incorporated by reference as Exhibit 3.2 of our Form 8-K filed December 29, 2003).

4(a)	Indenture for $150 million of 7.5% Senior Subordinated Notes due 2015 among Denbury Resources Inc., certain of its subsidiaries, and JP Morgan Chase Bank, as trustee (incorporated by reference as Exhibit 4.1 of our Form 8-K filed December 9, 2005).

4(b)	Indenture for $225 million of 7.5% Senior Subordinated Notes due 2013 among Denbury Resources Inc., certain of its subsidiaries and JP Morgan Chase Bank as trustee, dated March 25, 2003 (incorporated by reference as Exhibit 4(a) to our Registration Statement No. 333-105233- 04 on Form S-4, filed May 14, 2003).

4(c)	First Supplemental Indenture for $225 million of 7.5% Senior Subordinated Notes due 2013 dated as of December 29, 2003, among Denbury Resources Inc., certain of its subsidiaries, and the JP Morgan Chase Bank, as trustee (incorporated by reference as Exhibit 4.1 of our Form 8-K filed December 29, 2003).

10(a)	Purchase and Sale Agreement dated as of November 9, 2005, by and among Merit Management Partners I, L. P., Merit Energy Partners III, L.P. and Merit Energy Partners D-III, L.P., and Denbury Onshore, LLC. (incorporated by reference as Exhibit 10.1 of our Form 8-K filed February 3, 2006).

10(b)	Sixth Amended and Restated Credit Agreement among Denbury Onshore, LLC, as Borrower, Denbury Resources Inc., as Parent Guarantor and JPMorgan Chase Bank, N.A., as Administrative Agent, and certain other financial institutions, dated September 14, 2006 (incorporated by reference as Exhibit 10.1 of our Form 8-K filed September 19, 2006).

10(c) *	Amendment for Increased Commitment from $150 million to $250 million to Sixth Amended and Restated Credit Agreement among Denbury Onshore, LLC, as Borrower, Denbury Resources Inc,

Denbury Resources Inc.

Exhibit
No.		Exhibit
as Parent Guarantor, Bank One, N.A. as Administrative Agent, and certain other financial institutions dated as of December 22, 2006.

10(d)	**	Denbury Resources Inc. Amended and Restated Stock Option Plan (incorporated by reference as Exhibit 99 of our Registration Statement No. 333-106253 on Form S-8, filed June 18, 2003).

10(e)	**	Denbury Resources Inc. Stock Purchase Plan, as amended (incorporated by reference as Exhibit 4(g) of our Registration Statement on Form S-8, No. 333-1006, filed February 2, 1996, with amendments incorporated by reference as exhibits of our Registration Statements on Forms S-8, No. 333-70485, filed January 12, 1999, No. 333-39218, filed June 13, 2000 and No. 333-90398, filed June 13, 2002).

10(f)	**	Form of indemnification agreement between Denbury Resources Inc. and its officers and directors (incorporated by reference as Exhibit 10 of our Form 10-Q for the quarter ended June 30, 1999).

10(g)	**	Denbury Resources Inc. Directors Compensation Plan (incorporated by reference as Exhibit 4 of our Registration Statement on Form S-8, No. 333-39172, filed June 13, 2000, amended March 2, 2001 and May 11, 2005).

10(h)	**	Denbury Resources Severance Protection Plan, dated December 6, 2000 (incorporated by reference as Exhibit 10(f) of our Form 10-K for the year ended December 31, 2000).

10(i)	**	Denbury Resources Inc. 2004 Omnibus Stock and Incentive Plan as amended (incorporated by reference as Exhibit 10(g) of our Form 10-K for the year ended December 31, 2004).

10(j)	**	Description of cash bonus compensation arrangements for employees and officers (incorporated by reference as exhibit 10 (l) of our Form 10-K for the year ended December 31, 2005).

10(k)*	**	Description of equity and other long-term award grant practices for employees and officers.

10(l)*	**	Description of non-employee directors’ compensation arrangements.

10(m)	**	2004 form of restricted stock award that vests 20% per annum, for grants to officers pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(k) of our Form 10-K for the year ended December 31, 2004).

10(n)	**	2004 form of restricted stock award that vests on retirement, for grants to officers pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(l) of our Form 10-K for the year ended December 31, 2004).

10(o)	**	2004 form of restricted stock award that vests 20% per annum, for grants to directors pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(m) of our Form 10-K for the year ended December 31, 2004).

10(p)	**	2005 form of incentive stock option agreement that vests 25% per annum, for grants to new employees and officers on their hire date pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(n) of our Form 10-K for the year ended December 31, 2004).

10(q)	**	2005 form of incentive stock option agreement that cliff vests 100% four years from the date of grant, for grants to employees and officers pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(o) of our From 10-K for the year ended December 31, 2004).

10(r)	**	2005 form of non-qualified stock option agreement that vests 25% per annum, for grants to new employees and officers on their hire date pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(p) of our Form 10-K for the year ended December 31, 2004).

10(s)	**	2005 form of non-qualified stock option agreement that cliff vests 100% four years from the date of grant, for grants to employees, officers and directors pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(q) of our Form 10-K for the year ended December 31, 2004).

10(t)	**	2006 form of stock appreciation rights agreement that vests 25% per annum, for grants to new employees and officers on their hire date pursuant to 2004 Omnibus and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(v) of our Form 10-K for the year ended December 31, 2005).

10(u)	**	2006 form of stock appreciation rights agreement that vests 100% four years from the date of grant, for grants to employees and officers pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10 (w) of our Form 10-K for the year ended December 31, 2005).

Denbury Resources Inc.

Exhibit
No.		Exhibit
10(v)	**	2006 form of stock appreciation rights agreement that cliff vests 100% four years from the date of grant, for grants to directors pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10 (x) of our Form 10-K for the year ended December 31, 2005).

10(w)	**	2006 form of restricted stock award that vests 25% per annum, for grants to new employees and officers on their hire date pursuant to 2004 Omnibus and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10 (y) of our Form 10-K for the year ended December 31, 2005).

10(x)	**	2006 form of restricted stock award that cliff vests 100% four years from the date of grant for grants to employees and officers pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10 (z) of our Form 10-K for the year ended December 31, 2005).

10(y)*	**	2007 form of restricted stock award to officers that cliff vests on March 31, 2010 pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc.

10(z)*	**	2007 form of performance share awards to officers pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc.

10(aa)*	**	2007 form of restricted stock award to directors that cliff vests after three years pursuant to 2004 Omnibus Stock and Incentive Plan.

10(bb)	**	Form of deferred payment cash award that cliff vests 100% four years from the date of grant for grants to employees and officers (incorporated by reference as Exhibit 10 (bb) of our Form 10-K for the year ended December 31, 2005).

10(cc)		Form of deferred payment cash award that vests 25% per annum, for grants to new employees and officers on their date of hire (incorporated by reference as Exhibit 10(aa) of our Form 10-K for the year ended December 31, 2005).

16		Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated May 24, 2005, regarding changes in certifying accountant, pursuant to Item 304(a)(3) of Regulation S-K (incorporated by reference as Exhibit 16.1 of our Form 8-K/A filed May 24, 2005).

21*		List of subsidiaries of Denbury Resources Inc.

23(a)*		Consent of PricewaterhouseCoopers LLP.

23(b)*		Consent of DeGolyer and MacNaughton.

31(a)*		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)*		Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32*		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99*		The summary of DeGolyer and MacNaughton’s Report as of December 31, 2006, on oil and gas reserves (SEC Case) dated February 14, 2007.

*	Filed herewith.

**	Compensation arrangements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Denbury Resources Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENBURY RESOURCES INC.
February 28, 2007	/s/ Phil Rykhoek
Phil Rykhoek
Sr. Vice President and Chief Financial Officer

February 28, 2007	/s/ Mark C. Allen
Mark C. Allen
Vice President and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Denbury Resources Inc. and in the capacities and on the dates indicated.

February 28, 2007	/s/ Gareth Roberts
Gareth Roberts
Director, President and Chief Executive Officer (Principal Executive Officer)

February 28, 2007	/s/ Phil Rykhoek
Phil Rykhoek
Sr. Vice President and Chief Financial Officer (Principal Financial Officer)

February 28, 2007	/s/ Mark C. Allen
Mark C. Allen
Vice President and Chief Accounting Officer (Principal Accounting Officer)

February 28, 2007	/s/ Ron Greene
Ron Greene
Director

February 28, 2007	/s/ David I. Heather
David I. Heather
Director

February 28, 2007	/s/ Randy Stein
Randy Stein
Director

February 28, 2007	/s/ Wieland Wettstein
Wieland Wettstein
Director

February 28, 2007	/s/ Greg McMichael
Greg McMichael
Director

February 28, 2007	/s/ Donald Wolf
Donald Wolf
Director