Form 10-Q
period 2010-03-31
DENBURY RESOURCES INC
filed 2010-05-10
CIK 945764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-12935
DENBURY RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0467835
(State or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification No.)

5100 Tennyson Parkway
Suite 1200
Plano, TX	75024
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 673-2000
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $.001 par value	399,247,000

DENBURY RESOURCES INC.

DENBURY RESOURCES INC.
GLOSSARY AND SELECT ABBREVIATIONS
     The following are abbreviations and definitions of certain terms used in this report. The definitions of proved developed reserves, proved reserves, and proved undeveloped reserves have been summarized from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

Bbl	One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.
Bbls/d	Barrels of oil produced per day.
Bcf/d	One billion cubic feet of natural gas or CO2 produced per day.
BOE	One barrel of oil equivalent using the ratio of one barrel of crude oil, condensate, or natural gas liquids to six Mcf of natural gas.
BOE/d	BOEs produced per day.
CO2	Carbon dioxide.
Denbury	Denbury Resources Inc., a publicly traded Delaware corporation, together with its subsidiaries.
Encore	Encore Acquisition Company, together with its subsidiaries. Encore merged with and into Denbury on March 9, 2010.
ENP	Encore Energy Partners LP, a publicly traded Delaware limited partnership, together with its subsidiaries.
EOR	Enhanced oil recovery.
FASB	Financial Accounting Standards Board.
FASC	FASB Accounting Standards Codification.
LIBOR	London Interbank Offered Rate.
MBOE	One thousand BOEs.
Mcf	One thousand cubic feet of natural gas or CO2.
Mcf/d	One thousand cubic feet of natural gas or CO2 produced per day.
MMBOE	One million BOEs.
MMcf/d	One million cubic feet of natural gas or CO2 per day.
NYMEX	New York Mercantile Exchange.
Proved Developed Reserves	Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
Proved Reserves	The estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.
Proved Undeveloped Reserves	Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required.
SEC	The United States Securities and Exchange Commission.

DENBURY RESOURCES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$109,185	$20,591
Accrued production receivable	236,125	120,667
Trade and other receivables, net of allowance of $429 and $414, respectively	107,832	67,874
Derivatives	56,799	309
Deferred taxes	—	46,321
Other	65,566	—

Total current assets	575,507	255,762

Property and equipment:
Oil and natural gas properties (using full cost accounting):
Proved	7,097,339	3,595,726
Unevaluated	1,573,737	320,356
CO2 properties, equipment, and pipelines	1,607,488	1,529,781
Other	96,067	82,537
Less accumulated depletion, depreciation, amortization, and impairment	(1,907,070)	(1,825,528)

Net property and equipment	8,467,561	3,702,872

Derivatives	43,720	506
Goodwill	1,227,324	169,517
Other	225,891	141,321

Total assets	$10,540,003	$4,269,978

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$396,770	$169,874
Oil and natural gas production payable	157,813	90,218
Derivatives	125,068	124,320
Deferred taxes	7,588	—
Current maturities of long-term debt	105,931	5,308
Other	4,069	4,070

Total current liabilities	797,239	393,790

Long-term liabilities:
Long-term debt, net of current portion	3,469,182	1,301,068
Asset retirement obligations, net of current portion	97,178	53,251
Deferred taxes	1,431,256	515,516
Derivatives	38,184	5,239
Other	26,453	28,877

Total long-term liabilities	5,062,253	1,903,951

Commitments and contingencies (Note 10)

Equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 600,000,000 shares authorized; 399,068,168 and 261,929,292 shares issued, respectively	399	262
Paid-in capital in excess of par	3,005,615	910,540
Retained earnings	1,161,307	1,064,419
Accumulated other comprehensive loss	(536)	(557)
Treasury stock, at cost, 301,382 and 156,284 shares, respectively	(4,769)	(2,427)

Total Denbury stockholders’ equity	4,162,016	1,972,237
Noncontrolling interest	518,495	—

Total equity	4,680,511	1,972,237

Total liabilities and equity	$10,540,003	$4,269,978

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DENBURY RESOURCES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues and other income:
Oil, natural gas, and related product sales	$330,886	$168,069
CO2 sales and transportation fees	4,497	3,165
Gain on sale of interests in Genesis	101,568	—
Interest income and other	1,870	2,525

Total revenues	438,821	173,759

Expenses:
Lease operating	96,220	74,950
Production taxes and marketing	19,317	9,192
CO2 operating	1,368	1,300
General and administrative	32,709	22,655
Interest, net of amounts capitalized of $21,312 and $12,373, respectively	26,416	12,197
Depletion, depreciation, and amortization	81,872	61,925
Derivatives expense (income)	(41,225)	20,515
Transaction costs related to Encore acquisition	44,999	—

Total expenses	261,676	202,734

Income (loss) before income taxes	177,145	(28,975)

Income tax provision (benefit):
Current income taxes	669	173
Deferred income taxes	76,272	(10,851)

Consolidated net income (loss)	100,204	(18,297)
Less: net income attributable to noncontrolling interest	(3,316)	—

Net income (loss) attributable to Denbury stockholders	$96,888	$(18,297)

Net income (loss) per common share:
Basic	$0.33	$(0.07)
Diluted	$0.32	$(0.07)

Weighted average common shares outstanding:
Basic	294,143	245,573
Diluted	299,224	245,573
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DENBURY RESOURCES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Consolidated net income (loss)	$100,204	$(18,297)
Adjustments needed to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and amortization	81,872	61,925
Deferred income taxes	76,272	(10,851)
Gain on sale of interests in Genesis	(101,568)	—
Stock-based compensation	7,806	5,537
Non-cash fair value derivative adjustments	(101,026)	106,351
Other	2,410	(1,505)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accrued production receivable	(12,125)	(7,333)
Trade and other receivables	30,854	(15,590)
Other assets	(2,775)	(26)
Accounts payable and accrued liabilities	21,971	(10,192)
Oil and natural gas production payable	13,394	(5)
Other liabilities	(4,121)	2,605

Net cash provided by operating activities	113,168	112,619

Cash flows used for investing activities:
Oil and natural gas capital expenditures	(92,647)	(132,169)
Acquisitions of oil and natural gas properties	(340)	(199,163)
Cash paid in Encore merger, net of cash acquired	(801,489)	—
CO2 capital expenditures, including pipelines	(72,647)	(194,733)
Deposit received on divestiture of Southern Assets	45,000	—
Net proceeds from sale of interests in Genesis	162,622	—
Other	(4,826)	16,526

Net cash used for investing activities	(764,327)	(509,539)

Cash flows from financing activities:
Bank repayments	(625,000)	(330,000)
Bank borrowings	1,025,000	345,000
Senior subordinated notes tendered post merger	(514,439)	—
Net proceeds from issuance of senior subordinated debt	1,000,000	389,827
Escrowed funds for senior subordinated notes redemption	(65,566)	—
Costs of debt financing	(76,129)	(9,970)
Other	(4,113)	3,201

Net cash provided by financing activities	739,753	398,058

Net increase in cash and cash equivalents	88,594	1,138
Cash and cash equivalents at beginning of period	20,591	17,069

Cash and cash equivalents at end of period	$109,185	$18,207

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DENBURY RESOURCES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)

	Denbury Stockholders
			Paid-In		Accumulated			Total
	Common Stock		Capital in		Other	Treasury Stock		Denbury
	($.001 Par Value)		Excess of	Retained	Comprehensive	(at cost)		Stockholders’	Noncontrolling	Total
	Shares	Amount	Par	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
Balance — December 31, 2009	261,929,292	$262	$910,540	$1,064,419	$(557)	156,284	$(2,427)	$1,972,237	$—	$1,972,237
Repurchase of common stock	—	—	—	—	—	266,842	(4,268)	(4,268)	—	(4,268)
Issued pursuant to employee stock purchase plan	—	—	—	—	—	(121,744)	1,926	1,926	—	1,926
Issued pursuant to employee stock option plan	120,177	1	638	—	—	—	—	639	—	639
Issued pursuant to directors’ compensation plan	3,743	—	63	—	—	—	—	63	—	63
Issued pursuant to Encore acquisition	135,170,505	135	2,085,546	—	—	—	—	2,085,681	—	2,085,681
Restricted stock grants	1,412,942	1	—	—	—	—	—	1	—	1
Restricted stock grants — forfeited	(14,984)	—	—	—	—	—	—	—	—	—
Performance-based shares issued	446,493	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	8,793	—	—	—	—	8,793	—	8,793
Income tax benefit from equity awards	—	—	35	—	—	—	—	35	—	35
ENP revaluation at merger	—	—	—	—	—	—	—	—	515,210	515,210
Derivative contracts, net	—	—	—	—	21	—	—	21	(31)	(10)
Consolidated net income	—	—	—	96,888	—	—	—	96,888	3,316	100,204

Balance — March 31, 2010	399,068,168	$399	$3,005,615	$1,161,307	$(536)	301,382	$(4,769)	$4,162,016	$518,495	$4,680,511

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DENBURY RESOURCES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Consolidated net income (loss)	$100,204	$(18,297)
Other comprehensive income (loss), net of income tax:
Interest rate lock derivative contracts reclassified to income, net of tax of $11 and $11, respectively	17	18
Change in deferred hedge loss on interest rate swaps, net of tax of $10	(27)	—

Consolidated comprehensive income (loss)	100,194	(18,279)
Less: comprehensive income attributable to noncontrolling interest	(3,285)	—

Comprehensive income (loss) attributable to Denbury stockholders	$96,909	$(18,279)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Description of Business
Organization and Nature of Operations
     Denbury is a growing independent oil and natural gas company. Denbury is the largest oil and natural gas operator in Mississippi and Montana, owns the largest reserves of CO2 used for tertiary oil recovery east of the Mississippi River, and holds significant operating acreage in the Rockies, Permian Basin, Mid-Continent, and Gulf Coast regions. Denbury’s goal is to increase the value of its properties through a combination of exploitation, drilling, and proven engineering extraction practices, with its most significant emphasis relating to tertiary recovery operations.
Encore Merger
     On March 9, 2010, Denbury acquired Encore Acquisition Company (“Encore”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) entered into with Encore on October 31, 2009. The Merger Agreement provided for a stock and cash transaction valued at approximately $4.5 billion at that time, including the assumption of debt and the value of the noncontrolling interest in ENP. Under the Merger Agreement, Encore was merged with and into Denbury (the “Merger”), with Denbury surviving the Merger. The Merger was consummated on March 9, 2010, following approval by the stockholders of both Denbury and Encore, closing of a new revolving credit facility as part of the financing for the Merger, and satisfaction of conditions precedent. The combined company continues to be known as Denbury Resources Inc. and is headquartered in Plano, Texas.
     The results of operations of Encore are included with those of Denbury from March 9, 2010 through March 31, 2010. Please read “Note 3. Acquisitions and Divestitures” for additional information.
Note 2. Basis of Presentation
Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements of Denbury Resources Inc. and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” or “Denbury,” refer to Denbury Resources Inc. and its subsidiaries. These financial statements and the notes thereto should be read in conjunction with Denbury’s Annual Report on Form 10-K for the year ended December 31, 2009.
     Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly Denbury’s consolidated financial position as of March 31, 2010 and consolidated results of operations and cash flows for the three months ended March 31, 2010 and 2009. Certain prior period items have been reclassified to make the classification consistent with the classification in the most recent quarter.
Noncontrolling Interest
     As of March 31, 2010, Denbury owned approximately 46 percent of ENP’s common units. Denbury also owns 100 percent of Encore Energy Partners GP LLC (“GP LLC”), a Delaware limited liability company and indirect wholly owned non-guarantor subsidiary of Denbury, which is ENP’s general partner. Considering the presumption of control of GP LLC in accordance with the “Consolidations” topic of the FASC, the financial position, results of operations, and cash flows of ENP are consolidated with those of Denbury from March 9, 2010 through March 31, 2010.
     As presented in the accompanying Unaudited Condensed Consolidated Balance Sheets, “Noncontrolling interest” as of March 31, 2010 of $518.5 million represents third-party ownership interests in ENP. As presented in

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
the accompanying Unaudited Condensed Consolidated Statements of Operations, “Net income attributable to noncontrolling interest” for the three months ended March 31, 2010 of $3.3 million represents ENP’s results of operations attributable to third-party owners from March 9, 2010 through March 31, 2010.
Supplemental Cash Flow Information
     The following table sets forth supplemental cash flow information for the periods indicated:

	Three Months Ended
	March 31,
In thousands	2010	2009
Cash paid for interest, net of amounts capitalized	$21,962	$7,215
Cash refunds for income taxes	(4,595)	(3,833)
Interest capitalized	21,312	12,373
Increase (decrease) in liabilities for capital expenditures	32,399	(64,922)
Issuance of Denbury common stock in connection with the acquisition of Encore	2,085,681	—
Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) attributable to Denbury stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated in the same manner, but also considers the impact of the potential dilution from stock options, unvested stock appreciation rights (“SARs”), unvested restricted stock, and unvested performance equity awards. For the three months ended March 31, 2010 and 2009, there were no adjustments to net income (loss) attributable to Denbury stockholders for purposes of calculating diluted net income (loss) per common share. The following is a reconciliation of the weighted average common shares used in the basic and diluted net income (loss) per common share calculations for the periods indicated:

	Three Months Ended
	March 31,
In thousands	2010	2009
Basic weighted average common shares	294,143	245,573
Potentially dilutive securities:
Stock options and SARs	3,690	—
Performance equity awards	477	—
Restricted stock	914	—

Diluted weighted average common shares	299,224	245,573

     Basic weighted average common shares excludes 3.4 million shares and 2.9 million shares at March 31, 2010 and 2009, respectively, of unvested restricted stock. As these restricted shares vest, they will be included in the shares outstanding used to calculate basic net income (loss) per common share, although all restricted stock is issued and outstanding upon grant. For purposes of calculating diluted weighted average common shares, unvested restricted stock is included in the computation using the treasury stock method, with the proceeds equal to the average unrecognized compensation during the period, adjusted for any estimated future tax consequences recognized directly in equity. Shares of common stock issued in the Merger with Encore were only weighted from March 9, 2010 through March 31, 2010. The dilution impact of these shares on Denbury’s earnings per share

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
calculations may increase in future periods depending on the market price of Denbury’s common stock during those periods.
     The following securities could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
In thousands	2010	2009
Stock options and SARs	5,465	11,619
Performance equity awards	—	485
Restricted stock	1,371	2,888

Total	6,836	14,992

CO2 Pipelines
     CO2 pipelines are used for transportation of CO2 to Denbury’s tertiary floods from its CO2 source field located near Jackson, Mississippi. Denbury is continuing expansion of its CO2 pipeline infrastructure with several pipelines currently under construction. At March 31, 2010 and December 31, 2009, Denbury had $832.2 million and $779.1 million of costs (including capitalized interest), respectively, related to pipeline construction in progress, recorded under “CO2 properties, equipment, and pipelines” in the accompanying Unaudited Condensed Consolidated Balance Sheets. These costs of CO2 pipelines under construction were not being depreciated at March 31, 2010 or December 31, 2009. For financial accounting purposes, depreciation will commence when the pipelines are placed into service, and each pipeline will be depreciated on a straight-line basis over its estimated useful life, which ranges from 20 to 50 years. Denbury includes the net capitalized cost of pipelines which provide CO2 to the tertiary floods that have proved tertiary reserves in the oil and natural gas full cost ceiling test.
Goodwill
     The following table summarizes the changes in Denbury’s goodwill for the period indicated:

Three Months Ended
In thousands	March 31, 2010
Balance, beginning of period	$169,517
Adjustment to goodwill related to the acquisition of interests in the Conroe Field (1)	(481)
Goodwill related to the acquisition of Encore (2)	1,058,288

Balance, end of period	$1,227,324

(1)	Goodwill related to the acquisition of interests in the Conroe Field decreased due to a revision to reserve estimates, offset by closing adjustments. The Conroe Field purchase price allocation is preliminary pending finalization of closing adjustments.

(2)	See “Note 3. Acquisitions and Divestitures.”
Recently Adopted Accounting Pronouncements
     Subsequent Events. On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact Denbury’s results of operations of financial condition.

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3. Acquisitions and Divestitures
Merger with Encore Acquisition Company
     As previously discussed in “Note 1. Description of Business,” on March 9, 2010, the Merger of Encore with and into Denbury was consummated. The Merger was financed through a combination of $1.0 billion of 8.25% Senior Subordinated Notes due 2020, which Denbury issued on February 10, 2010, a new $1.6 billion revolving credit agreement entered into on March 9, 2010, and the assumption of Encore’s remaining outstanding senior subordinated notes. Please read “Note 5. Long-Term Debt” for additional information.
     Encore shareholders received the following consideration for each share of Encore common stock they owned, depending upon the elections, if any, which they made, and the collar, proration, and allocation features of the Merger Agreement so that, in the aggregate, 30 percent of the consideration for the outstanding shares of Encore common stock would consist of cash, and the remaining 70 percent of the consideration would consist of shares of Denbury common stock:
•	Mixed cash/stock electing (or non-electing) Encore stockholders received $15.00 in cash and 2.4048 shares of Denbury common stock;
•	All-cash electing Encore stockholders received $46.48 in cash and 0.2417 shares of Denbury common stock; and
•	All-stock electing Encore stockholders (including those whose Encore restricted stock bonuses were converted into Denbury restricted stock) received 3.4354 shares of Denbury common stock.
     All Encore stock options fully vested and their intrinsic value was paid in cash. All Encore restricted stock vested and each holder had the opportunity to make the same elections as other holders of Encore common stock as described above, except for shares of Encore restricted stock granted during 2010 as a bonus pursuant to the 2009 Encore annual incentive program, which were converted into restricted shares of Denbury common stock.
     In the Merger, Denbury issued approximately 135.2 million shares of its common stock and paid approximately $833.9 million in cash to Encore stockholders. The Denbury shares issued to Encore stockholders represented approximately 34 percent of Denbury’s common stock issued and outstanding immediately after the Merger. The total fair value of the Denbury common stock issued to Encore stockholders pursuant to the Merger was approximately $2.1 billion based upon Denbury’s closing price of $15.43 per share on March 9, 2010.
     The acquisition of Encore met the definition of a business under the FASC “Business Combinations” topic. As such, Denbury estimated the fair value of Encore as of the acquisition date, which is the date on which the acquirer obtains control of the acquiree. The acquisition date for the Merger is March 9, 2010. The FASC “Fair Value Measurements and Disclosures” topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (often referred to as the “exit price”). The fair value measurement is based on the assumptions of market participants and not those of the reporting entity. Therefore, entity-specific intentions should not impact the measurement of fair value unless those assumptions are consistent with market participant views.
     In applying these accounting principles, Denbury estimated the fair value of the Encore assets acquired less liabilities assumed on the acquisition date to be approximately $2.4 billion. This measurement resulted in the recognition of goodwill totaling approximately $1.1 billion. The FASC defines goodwill as an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. For this acquisition, goodwill is the excess of the consideration transferred to acquire Encore plus the fair value of the noncontrolling interest in ENP, over the acquisition date estimated fair value of the net assets acquired. Goodwill recorded in the Encore acquisition is primarily due to expansion of its CO2 EOR operations into the Rocky Mountain region, the experience and technical expertise of former Encore employees, and the addition of strategic areas of operations in which Denbury did not previously have a significant presence.

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
     The fair value of Encore was based on significant inputs not observable in the market, which FASC “Fair Value Measurements and Disclosures” topic defines as Level 3 inputs. Key assumptions include (1) NYMEX oil and natural gas futures (this input is observable), (2) projections of the estimated quantities of oil and natural gas reserves, including those classified as proved, probable, and possible, (3) projections of future rates of production, (4) timing and amount of future development and operating costs, (5) projected cost of CO2 to a market participant, (6) projected recovery factors, and (7) risk-adjusted discount rates. The fair value of the oil and natural gas properties was determined using a risk-adjusted after-tax discounted cash flow analysis. Denbury applies full cost accounting rules, under which the acquisition cost of oil and natural gas properties are recognized on a cost center basis (country), of which Denbury has only one cost center (United States). All of the goodwill was assigned to this single reporting unit. None of the goodwill is deductible for income tax purposes.
Preliminary Purchase Price Allocation in Encore Merger
     Based on currently available information, the following table is a preliminary summary of the consideration issued for the Encore Merger and the fair value of the assets acquired and liabilities assumed at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling interest in ENP:

In thousands
Consideration and noncontrolling interest:
Fair value of Denbury common stock issued (1)	$2,085,681
Cash payment to Encore stockholders (2)	833,909
Severance payments	32,925

Consideration transferred	2,952,515
Fair value of noncontrolling interest of ENP (3)	515,210

Consideration and noncontrolling interest of ENP (4)	3,467,725

Add: fair value of liabilities assumed:
Accounts payable and accrued liabilities	116,541
Oil and natural gas production payable	54,201
Current derivatives	65,954
Other current liabilities	32,986
Long-term debt	1,375,149
Asset retirement obligations, net of current portion	42,360
Long-term derivatives	35,631
Long-term deferred taxes	877,324
Other long-term liabilities	2,717

Amount attributable to liabilities assumed	2,602,863
Less: fair value of assets acquired:
Cash and cash equivalents	51,850
Accrued production receivable	124,494
Trade and other receivables	49,514
Current derivatives	29,737
Oil and natural gas properties — proved	3,340,141
Oil and natural gas properties — unevaluated	1,279,000
CO2 properties, equipment, and pipelines	7,254
Other property, plant, and equipment	11,475
Long-term derivatives	35,207
Other long-term assets	83,628

Amount attributable to assets acquired	5,012,300

Goodwill	$1,058,288

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	135.2 million Denbury common shares at $15.43 per share.

(2)	Based on holders of 55.3 million Encore common shares being paid $15.00 per share plus cash payment to stock option holders of $4.5 million.

(3)	Represents fair value of the noncontrolling interest of ENP. As of March 9, 2010, there were 45.3 million ENP common units outstanding and the closing price was $21.10 per common unit. As of March 9, 2010, Encore owned approximately 46 percent of ENP’s outstanding common units.

(4)	The sum of the consideration issued, the noncontrolling interest of ENP, and the fair value of Encore’s long-term debt assumed totals approximately $4.8 billion, representing the aggregate purchase price.
     The above purchase price allocation for the Merger with Encore is preliminary and subject to revision as Denbury finalizes the acquisition tax basis of the assets acquired and liabilities assumed and other key assumptions utilized in the fair value models, primarily finalization of the oil and natural gas reserve analysis.
     During the three months ended March 31, 2010, Denbury recognized $59.7 million and $43.9 million of oil and natural gas revenues and net field operating income (oil and natural gas revenues less lease operating expenses and production taxes), respectively, related to the acquisition of Encore. All transaction-related costs (advisory, legal, accounting, due diligence, integration, etc.) have been expensed as incurred. Denbury recognized a total of $45.0 million of transaction costs related to the Merger in the three months ended March 31, 2010.
Conroe Field Acquisition
     On December 18, 2009, Denbury acquired a 91.4 percent interest in the Conroe Field, a significant potential tertiary flood north of Houston, Texas, for total consideration of approximately $422.9 million comprised of approximately $254.2 million in cash and 11,620,000 shares of Denbury common stock. The common stock was valued at $168.7 million based on the closing date price of Denbury’s stock on December 18, 2009 of $14.52 per share. The effective date of purchase was December 1, 2009, and consequently net operating revenues, net of capital expenditures, from December 1, 2009 through December 18, 2009, along with any other purchase price adjustments, were accounted for as adjustments to the purchase price. The cash amount paid at closing was $269.8 million, which reflects $15.6 million for amounts in escrow accounts reserved for plugging and abandonment and other adjustments. Denbury recorded approximately $30.2 million of goodwill related to the acquisition of interests in the Conroe Field. The purchase price allocation for the acquisition of interests in the Conroe Field is preliminary and subject to revision pending finalization of closing adjustments.
     Denbury shares issued in a private placement in conjunction with the purchase of interests in the Conroe Field were subsequently registered for resale with the SEC on February 2, 2010, as required under a registration rights agreement. The registration rights agreement provides that the registration statement for the shares remain effective for approximately one year.
Hastings Field Acquisition
     During November 2006, Denbury entered into an agreement with a subsidiary of Venoco, Inc. (“Veneco”), which gave Denbury an option to purchase Veneco’s interests in Hastings Field, a strategically significant potential tertiary flood candidate located near Houston, Texas. Denbury exercised the purchase option prior to September 2008, and closed the acquisition during February 2009. As consideration for the option agreement, during 2006 through 2008, Denbury made cash payments totaling $50 million which it recorded as a deposit. The remaining purchase price of approximately $196 million was paid in cash, and was determined as of January 1, 2009 (the effective date) with closing on February 2, 2009. The final closing adjustments were completed during the three months ended September 30, 2009. The final closing price, adjusted for interim net cash flows between the effective date and closing date of the acquisition (including minor purchase price adjustments), totaled $246.8 million. Denbury recorded approximately $138.8 million of goodwill related to the acquisition of interests in the Hastings Field.

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Pro Forma Information
     The following unaudited pro forma condensed financial data for the three months ended March 31, 2010 gives effect to the Encore acquisition as if it had occurred on January 1, 2010. The following unaudited pro forma condensed financial data for the three months ended March 31, 2009 gives effect to the Encore acquisition, the acquisition of interests in the Conroe Field, and the acquisition of interests in the Hastings Field as if each had occurred on January 1, 2009. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates indicated and is not intended to be a projection of future results.

	Three Months Ended March 31,
In thousands, except per share amounts	2010	2009
Pro forma total revenues	$615,271	$299,991
Pro forma net income (loss) attributable to Denbury stockholders	$112,489	$(31,208)
Pro forma net income (loss) per common share:
Basic	$0.28	$(0.08)
Diluted	$0.28	$(0.08)
Barnett Shale Dispositions
     In May 2009, Denbury entered into an agreement to sell 60 percent of its Barnett Shale natural gas assets to Talon Oil and Gas LLC (“Talon”), a privately held company, for $270 million (before closing adjustments). Denbury closed on approximately three-quarters of the sale in June 2009 and closed on the remainder of the sale in July 2009. Net proceeds were approximately $259.8 million (after closing adjustments, and net of $8.1 million for natural gas swaps transferred in the sale). The agreement was effective June 1, 2009, and consequently operating net revenues after June 1, net of capital expenditures, along with any other purchase price adjustments, were adjustments to the selling price. Denbury did not record a gain or loss on the sale in accordance with the full cost method of accounting.
     In December 2009, Denbury closed the sale of the remaining 40 percent of its Barnett Shale natural gas assets to Talon for $210 million (before closing adjustments). Net proceeds were approximately $209.9 million (after closing adjustments). The effective date under the agreement was December 1, 2009, and consequently operating net revenues after December 1, net of capital expenditures, along with any other purchase price adjustments, were adjustments to the selling price. Denbury did not record a gain or loss on the sale in accordance with the full cost method of accounting. Further, the sale was structured as a deferred like-kind exchange in conjunction with Denbury’s acquisition of additional interests in the Conroe Field in order to defer most of the tax impacts of the sale.
Sale of Interests in Genesis Energy, L.P. (“Genesis”)
     On February 5, 2010, Denbury sold its interest in Genesis Energy, LLC, the general partner of Genesis, for net proceeds of approximately $84 million, after giving effect to the change of control provision of the incentive compensation agreement with Genesis’ management which was triggered and under which Denbury paid a total of $14.9 million, comprised of deferred compensation of $1.9 million and change of control redemption of $13.0 million. In the first quarter of 2010, Denbury recognized general and administrative expense of $1.1 million associated with the $14.9 million payment. The remainder of the payment had been previously accrued in Denbury’s financial statements as of December 31, 2009. In March 2010, Denbury sold all of its Genesis common units in a secondary public offering for net proceeds of approximately $79 million. As a result, Denbury no longer holds any interest in Genesis. Denbury recognized a pre-tax gain of $101.6 million ($63.0 million after tax) on these dispositions.
Pending Sale of Southern Properties
     On March 31, 2010, Denbury entered into a purchase and sale agreement to sell to Quantum Resources Management, LLC, for a cash sales price of $900 million, certain oil and natural gas properties and related assets

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
acquired in the Encore Merger, primarily located in the Permian Basin in West Texas and southeastern New Mexico; the Mid-continent area, which includes the Anadarko Basin in Oklahoma, Texas, and Kansas; and the East Texas Basin (the “Southern Assets”). The pending sale is subject to customary purchase price adjustments and closing conditions and is expected to close in May 2010, with an effective date of May 1, 2010. The sale properties do not include Denbury’s Haynesville Shale, Paradox Basin, Cleveland Sand Play, or Tuscaloosa Marine Shale properties acquired in the Encore Merger.
     On March 31, 2010, Denbury received a deposit of $45 million on the pending sale of the Southern Assets, which is included in “Accounts payable and accrued liabilities” on the accompanying Unaudited Condensed Consolidated Balance Sheet.
Note 4. Asset Retirement Obligations
     In general, Denbury’s future asset retirement obligations relate to future costs associated with plugging and abandonment of its oil, natural gas, and CO2 wells, removal of equipment and facilities from leased acreage, and land restoration. The fair value of a liability for an asset retirement is recorded in the period in which it is incurred, discounted to its present value using Denbury’s credit-adjusted risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset.
     The following table summarizes the changes in Denbury’s asset retirement obligations for the period indicated:

Three Months Ended
In thousands	March 31, 2010
Balance, beginning of period	$54,338
Liabilities incurred and assumed during period	975
Liabilities assumed in acquisition of Encore	43,783
Revisions in estimated retirement obligations	924
Liabilities settled during period	(1,333)
Accretion expense	1,107

Balance, end of period	$99,794

     At March 31, 2010 and December 31, 2009, $2.6 million and $1.1 million, respectively, of Denbury’s asset retirement obligations were classified in “Accounts payable and accrued liabilities” under current liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Denbury has escrow accounts that are legally restricted for certain of its asset retirement obligations. The balances of these escrow accounts were $33.2 million and $22.8 million at March 31, 2010 and December 31, 2009, respectively, and are included in “Other assets” in the accompanying Unaudited Condensed Consolidated Balance Sheets.

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5. Long-Term Debt
     The following table shows the components of Denbury’s long-term debt as of the periods indicated:

	March 31,	December 31,
In thousands, except percentages	2010	2009
Credit Agreement	$800,000	$—
OLLC Credit Agreement	250,000	—
Senior bank loan	—	125,000
7.5% Senior Subordinated Notes due 2013, net of discount of $583 and $631, respectively	224,417	224,369
6.25% Senior Subordinated Notes due 2014, including premium of $512	42,296	—
7.5% Senior Subordinated Notes due 2015, including premium of $492 and $513, respectively	300,492	300,513
6.0% Senior Subordinated Notes due 2015, including premium of $384	31,583	—
9.5% Senior Subordinated Notes due 2016, including premium of $16,647	241,647	—
9.75% Senior Subordinated Notes due 2016, net of discount of $25,352 and $26,424, respectively	400,998	399,926
7.25% Senior Subordinated Notes due 2017, including premium of $328	26,813	—
8.25% Senior Subordinated Notes due 2020	1,000,000	—
Northeast Jackson Dome pipeline financing	169,838	170,633
Free State pipeline financing	80,674	79,987
Capital lease obligations	6,355	5,948

Total	3,575,113	1,306,376
Less current obligations	105,931	5,308

Long-term debt and capital lease obligations	$3,469,182	$1,301,068

New $1.6 Billion Revolving Credit Agreement
     On March 9, 2010, Denbury entered into a new $1.6 billion revolving credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and 23 other lenders as party thereto (the “Credit Agreement”). Borrowings under the Credit Agreement, coupled with the funds from Denbury’s issuance of $1.0 billion of 8.25% Senior Subordinated Notes due 2020, were used to:
•	fund the cash portion of the Merger consideration (inclusive of payments due to Encore stock option holders);
•	repay amounts outstanding under Denbury’s then existing $750 million revolving credit agreement, which had $125 million outstanding as of March 9, 2010;
•	repay amounts outstanding under Encore’s then existing revolving credit agreement, which had $265 million outstanding as of March 9, 2010;
•	pay Encore’s severance costs;
•	pay transaction fees and expenses; and
•	provide additional liquidity.
     Both Denbury’s and Encore’s then existing revolving credit agreements were repaid on March 9, 2010.
     Availability under the Credit Agreement is subject to a borrowing base, which is redetermined semi-annually on or prior to May 1 and November 1, beginning in November 2010, and upon requested special redeterminations. The Credit Agreement provides for an initial borrowing base of $1.6 billion. The borrowing base represents the amount that can be borrowed based on the reserves and certain other oil and natural gas assets of Denbury and its restricted subsidiaries, as confirmed by the banks, while the commitment amount is the amount the banks have committed to fund pursuant to the terms of the Credit Agreement. The borrowing base is adjusted at the banks’ discretion and is based in part upon external factors over which Denbury has no control. Denbury incurs a commitment fee of 0.5 percent on the unused portion of this credit facility. If the borrowing base were to be less than outstanding borrowings under the Credit Agreement, Denbury would be required to repay the deficit over a period of four months. The loans under the Credit Agreement mature in March 2014.

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
     The Credit Agreement is secured by substantially all of the proved oil and natural gas properties of Denbury’s restricted subsidiaries and by the equity interests of Denbury’s restricted subsidiaries. In addition, Denbury’s obligations under the Credit Agreement are guaranteed by its restricted subsidiaries. The restricted subsidiaries include most of the subsidiaries of the combined company after the Merger, excluding Denbury’s non-guarantor subsidiaries.
     The Credit Agreement contains several restrictive covenants including, among others:
•	a prohibition on the payment of dividends to parties other than Denbury and its restricted subsidiaries;
•	a requirement to maintain positive working capital, as determined under the Credit Agreement, of not less than 1.0 to 1.0;
•	a maximum permitted ratio of debt to adjusted EBITDA (as defined in the Credit Agreement) of Denbury and its restricted subsidiaries of not more than 4.5 to 1.0 for each Rolling Period (as defined in the Credit Agreement) beginning with the quarter ending June 30, 2010, and ending on or before December 31, 2010, and 4.0 to 1.0 for each Rolling Period ending on March 31, 2011 and thereafter; and
•	a prohibition against incurring debt, subject to permitted exceptions.
     Additionally, there is a limitation on the aggregate amount of forecasted oil and natural gas production that can be economically hedged with oil or natural gas derivative contracts.
     Loans under the Credit Agreement are subject to varying rates of interest based on (1) the total outstanding borrowings in relation to the borrowing base and (2) whether the loan is a Eurodollar loan or a base rate loan. Eurodollar loans bear interest at the Eurodollar rate plus the applicable margin of 2.0 percent to 3.0 percent based on the ratio of outstanding borrowings to the borrowing base, and base rate loans bear interest at the base rate plus the applicable margin of 1.0 percent to 2.0 percent based on the ratio of outstanding borrowings to the borrowing base. The “Eurodollar rate” for any interest period (either one, two, three, six, nine, or twelve months, as selected by Denbury) is the rate per year equal to LIBOR, as published by Reuters or another source designated by JPMorgan, for deposits in dollars for a similar interest period. The “base rate” is calculated as the highest of (1) the annual rate of interest announced by and JPMorgan as its “prime rate,” (2) the federal funds effective rate plus 0.5 percent, and (3) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) for a one-month interest period plus 1.0 percent.
Encore Energy Partners Operating LLC Credit Agreement
     Encore Energy Partners Operating LLC (“OLLC”), a nonguarantor subsidiary of Denbury, is a party to a five-year credit agreement dated March 7, 2007 (as amended, the “OLLC Credit Agreement”). The OLLC Credit Agreement matures on March 7, 2012. In November 2009, OLLC amended the OLLC Credit Agreement, which was effective upon the closing of the Merger, to, among other things, permit the consummation of the Merger from being a “Change of Control” under the OLLC Credit Agreement. In conjunction with this amendment, Denbury paid a fee of approximately $0.9 million to the lenders under the OLLC Credit Agreement, which is included in “General and administrative expense” in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2010.
     The OLLC Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries. The aggregate amount of the commitments of the lenders under the OLLC Credit Agreement is $475 million. Availability under the OLLC Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. As of March 31, 2010, the borrowing base was $375 million and there were $250 million of outstanding borrowings and $125 million of borrowing capacity under the OLLC Credit Agreement.
     Obligations under the OLLC Credit Agreement are secured by a first-priority security interest in substantially all of OLLC’s proved oil and natural gas reserves and in the equity interests of OLLC and its restricted subsidiaries. In addition, obligations under the OLLC Credit Agreement are guaranteed by ENP and OLLC’s restricted subsidiaries. Denbury consolidates the debt of ENP with that of its own; however, obligations under the OLLC Credit Agreement are non-recourse to Denbury and its restricted subsidiaries.

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Issuance of 8.25% Senior Subordinated Notes due 2020
     On February 10, 2010, Denbury issued $1.0 billion of 8.25% Senior Subordinated Notes due 2020 (the “2020 Notes”), for net proceeds after underwriting discounts and commissions of $980 million. The 2020 Notes were sold at par. Upon the closing of the Merger, $400 million of the net proceeds were used to finance a portion of the Merger consideration and as of March 31, 2010, Denbury had redeemed $500.5 million principal amount of Encore’s outstanding senior subordinated notes in a tender offer. Under the indenture governing the 2020 Notes, to the extent that fewer than $600 million principal amount of Encore’s outstanding senior subordinated notes were repurchased in tender offers or change of control repurchases under the Encore indentures, Denbury is required to redeem an equal amount of the 2020 Notes, plus accrued and unpaid interest. Denbury has reclassified $99.5 million of the 2020 Notes as a current liability at March 31, 2010, as it had only redeemed $500.5 million principal amount of Encore’s outstanding senior subordinated notes at that date. In April 2010, Denbury repurchased an additional $95.7 million principal amount of Encore’s outstanding senior subordinated notes under change of control provisions, and redeemed $3.7 million principal amount of the 2020 Notes. Please read “Tender Offers and Consent Solicitations for Encore’s Senior Subordinated Notes; Supplements to Indentures Governing Encore’s Senior Subordinated Notes” below and “Note 13. Subsequent Events” for additional discussion.
     The 2020 Notes mature on February 15, 2020, and interest is payable on February 15 and August 15 of each year, beginning August 15, 2010. Denbury may redeem the 2020 Notes in whole or in part at its option beginning February 15, 2015, at the following redemption prices:
•	104.125 percent after February 15, 2015;
•	102.75 percent after February 15, 2016;
•	101.375 percent after February 15, 2017; and
•	100 percent after February 15, 2018.
     Prior to February 15, 2013, Denbury may at its option redeem up to an aggregate of 35 percent of the principal amount of the 2020 Notes at a price of 108.25 percent with the proceeds of certain equity offerings. In addition, at any time prior to February 15, 2015, Denbury may redeem 100 percent of the principal amount of the 2020 Notes at a price equal to 100 percent of the principal amount plus a “make whole” premium and accrued and unpaid interest. The indenture contains certain restrictions on Denbury’s ability to incur additional debt, pay dividends on its common stock, make investments, create liens on its assets, engage in transactions with its affiliates, transfer or sell assets, consolidate or merge, or sell substantially all of its assets. The 2020 Notes are not subject to any sinking fund requirements. Certain of Denbury’s significant subsidiaries fully and unconditionally guarantee this debt.
Supplements to Indentures Governing Denbury’s Senior Subordinated Notes
     On March 9, 2010, upon closing of the Merger of Encore with and into Denbury, Denbury became an obligor, as successor in interest to Encore, with respect to Encore senior subordinated notes which are governed by four indentures covering an original principal amount of $825 million. In conjunction with the closing of the Merger, Denbury and its subsidiaries entered into supplemental indentures to add subsidiary guarantors, as required under the Encore indentures as well as the indentures governing Denbury’s senior subordinated notes prior to the Merger. The Encore legacy subsidiaries, with permitted exceptions, became guarantors under the Denbury indentures that were in effect prior to the Merger and the Denbury legacy subsidiaries, with permitted exceptions, became guarantors under the Encore indentures with respect to which Denbury succeeded Encore.
Tender Offers and Consent Solicitations for Encore’s Senior Subordinated Notes; Supplements to Indentures Governing Encore’s Senior Subordinated Notes
     On February 8, 2010, Denbury commenced a cash tender offer to repurchase $600 million principal amount of Encore’s $825 million senior subordinated notes which were governed by three of Encore’s four indentures and solicited consents to amend each of those three indentures to eliminate most of the indenture covenants. Those indentures are the indentures to which Encore was a party prior to the Merger governing their 6.25% Senior Subordinated Notes due 2014 (the “6.25% Notes”), their 6.0% Senior Subordinated Notes due 2015 (the “6.0% Notes”), and their 7.25% Senior Subordinated Notes due 2017 (the “7.25% Notes”).

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
     On March 10, 2010, upon expiration of the tender offers and consent solicitations, Denbury accepted for purchase all notes tendered in the tender offer. The total amount of notes that Denbury purchased was approximately $500.5 million in principal amount out of $600 million in original principal amount for which tenders were made, leaving outstanding approximately $99.5 million of the $600 million of notes for which Denbury made tender offers.
     The tender of the notes also constituted the delivery of consents of holders of the notes to eliminate or modify certain provisions contained in each of the three indentures governing the Encore senior subordinated notes for which tender offers were made. Denbury received sufficient consents in the solicitations to amend these three Encore indentures effective upon the Merger.
     The amendments of the three indentures governing the $600 million of notes subject to the tender offers eliminated most of the restrictive covenants, including covenants requiring the filing of SEC reports; restricting certain payments; limiting indebtedness, restrictions on distributions from certain restricted subsidiaries, affiliate transactions, and liens; requiring certain subsidiaries to deliver guarantees of the applicable notes; requiring the delivery of certificates concerning compliance with the applicable Indenture; certain provisions of covenants relating to mergers and consolidations; and certain events of default in the indentures. The amendments do not apply to the 9.50% Senior Subordinated Notes due 2016 (the “9.5% Notes”).
Encore Indentures and the Encore Indenture with Respect to the 9.5% Notes
     In addition to the three indentures that govern the Encore senior subordinated notes for which Denbury made tender offers, as a result of the Merger, Denbury also became successor in interest to Encore under the Encore indenture with respect to the 9.5% Notes in the original principal amount of $225 million (the “9.5% Indenture”). Interest on the 9.5% Notes is due semi-annually on May 1 and November 1. The 9.5% Notes mature on May 1, 2016. The material terms of the 9.5% Indenture include covenants requiring the filing of SEC reports; restricting certain payments; limiting indebtedness, restrictions on distributions from certain restricted subsidiaries, affiliate transactions, and liens; requiring certain subsidiaries to deliver guarantees of the notes; requiring the delivery of certificates concerning compliance with the indenture; and covenants relating to mergers and consolidations.
     All of the Encore indentures, including the 9.5% Indenture, also have covenants limiting the sale of assets and providing a put right by holders upon change of control. The Encore indentures also contain certain affirmative, negative, and financial covenants, which include a requirement that Denbury maintain a current ratio (as defined in the Encore indentures) of not less than 1.0 to 1.0 and a requirement that Denbury maintain a ratio of consolidated EBITDA (as defined in the Encore indentures) to consolidated interest expense of not less than 2.5 to 1.0.
Change of Control Offers
     On March 12, 2010, Denbury announced cash change of control offers to purchase, for 101 percent of the face amount, the remaining $324.5 million of senior subordinated notes outstanding under the four Encore indentures, as required by each of the Encore indentures. Subsequent to March 31, 2010, in the change of control offers, Denbury purchased approximately $95.7 million of these senior subordinated notes, leaving approximately $228.7 million of former Encore notes outstanding. Please read “Note 13. Subsequent Events” for additional information.

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 6. Derivative Instruments and Hedging Activities
Derivative Policy
     Denbury applies the provisions of the “Derivatives” topic of the FASC, which requires each derivative instrument to be recorded in the balance sheet at fair value. If a derivative has not been designated as a hedge or does not otherwise qualify for hedge accounting, it must be adjusted to fair value through earnings. However, if a derivative qualifies for hedge accounting, depending on the nature of the hedge, the effective portion of changes in fair value can be recognized in accumulated other comprehensive income or loss within equity until such time as the hedged item is recognized in earnings. In order to qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows of the hedged item. In addition, all hedging relationships must be designated, documented, and reassessed periodically.
     Denbury has elected to designate its outstanding interest rate swaps as cash flow hedges. The effective portion of the mark-to-market gain or loss on these derivative instruments is recorded in “Accumulated other comprehensive loss” on the accompanying Unaudited Condensed Consolidated Balance Sheets and reclassified into earnings in the same period in which the hedged transaction affects earnings. Any ineffective portion of the mark-to-market gain or loss is recognized in earnings and included in “Derivatives expense (income)” in the accompanying Unaudited Condensed Consolidated Statements of Operations.
     Denbury does not apply hedge accounting treatment to its oil and natural gas derivative contracts and therefore, the changes in the fair values of these instruments are recognized in income in the period of change. These fair value changes, along with the cash settlements of expired contracts, are shown under “Derivatives expense (income)” in the accompanying Unaudited Condensed Consolidated Statements of Operations.
Oil and Natural Gas Derivative Contracts
     From time to time, Denbury enters into various oil and natural gas derivative contracts to provide an economic hedge of its exposure to commodity price risk associated with anticipated future oil and natural gas production. Denbury does not hold or issue derivative financial instruments for trading purposes. These contracts consist of price floors, collars, and fixed price swaps. Historically, Denbury has hedged up to 80 percent of its anticipated production for the following year to provide it with a reasonably certain amount of cash flow to cover most of its budgeted exploration and development expenditures without incurring significant debt. Also, in light of the Merger, and Denbury’s desire to protect its cash flows given the increased debt levels, in November 2009, Denbury entered into costless collar crude oil contracts covering 25,000 Bbls/d during 2011 and in March 2010, it entered into costless collar crude oil contracts covering an additional 17,000 Bbls/d during the first half of 2011.
     Denbury manages and controls market and counterparty credit risk through established internal control procedures that are reviewed on an ongoing basis. Denbury attempts to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification. All of Denbury’s commodity derivative contracts are with parties that are lenders under the Credit Agreement and all of ENP’s commodity derivative contracts are with parties that are lenders under the OLLC Credit Agreement. Denbury has included an estimate of nonperformance risk in the fair value measurement of its commodity derivative contracts as required by FASC guidance on fair value. At March 31, 2010 and December 31, 2009, the net liability of Denbury’s open commodity derivative contracts was reduced by $0.2 million and $0.8 million, respectively, for estimated nonperformance risk.
     The following is a summary of “Derivatives expense (income)” included in the accompanying Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended
	March 31,
In thousands	2010	2009
Receipts (payments) on settlement of oil derivative contracts	$(63,550)	$85,836
Receipts on settlement of natural gas derivative contracts	3,749	—
Fair value adjustments to derivative contracts income (expense)	100,839	(106,351)
Ineffectiveness on interest rate swaps	187	—

Derivatives income (expense)	$41,225	$(20,515)

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Fair Value of Commodity Derivative Contracts Not Classified as Hedging Instruments

			NYMEX Contract Prices Per Bbl			Estimated Fair Value
			Average	Average	Average	Asset (Liability)
	Type of		Swap	Floor	Ceiling	March 31,	December 31,
Period	Contract	Bbls/d	Price	Price	Price	2010	2009
						(In thousands)
Crude Oil Contracts:
2010
Jan - Mar	Swap	25,000	$51.85	$—	$—	$—	$(63,525)
Jan - Dec	Swap	6,635	71.45	—	—	(24,383)	—
Jan - Mar	Collar	5,000	—	70.00	92.16	—	95
Apr - Jun	Collar	30,000	—	53.33	78.04	(23,406)	(24,741)
Jul - Sept	Collar	30,000	—	59.58	83.03	(19,608)	(20,761)
Oct - Dec	Collar	30,000	—	61.67	90.49	(12,406)	(13,320)
Jan - Dec	Collar	6,440	—	65.95	80.97	(14,210)	—
Jan - Dec	Put	9,325	—	67.84	—	3,893	—
2011
Jan - Dec	Swap	1,635	77.39	—	—	(5,119)	—
Jan - Mar	Collar	17,000	—	70.00	97.30	(1,985)	—
Apr - Jun	Collar	17,000	—	70.00	97.30	(2,225)	—
Jan - Dec	Collar	27,940	—	70.69	101.72	(2,122)	(3,752)
Jan - Dec	Put	8,825	—	70.85	—	16,493	—
2012
Jan - Dec	Swap	2,135	78.36	—	—	(6,291)	—
Jan - Dec	Collar	750	—	68.33	81.12	(2,776)	—
Jan - Dec	Put	2,135	—	65.59	—	3,808	—

Total Crude Oil Contracts						$(90,337)	$(126,004)

			Contract Prices per Mcf			Estimated Fair Value
			Average	Average	Average	Asset (Liability)
	Type of		Swap	Floor	Ceiling	March 31,	December 31,
Period	Contract	Mcf/d	Price	Price	Price	2010	2009
						(In thousands)
Natural Gas Contracts:
2010
Jan - Jun	Swap	20,000	$5.22	$—	$—	$2,429	$—
Jan - Dec	Swap	65,002	5.98	—	—	31,110	(1,759)
Jul - Dec	Collar	10,000	—	5.13	6.25	1,689	—
Jan - Dec	Collar	3,800	—	7.20	9.58	3,103	—
Jan - Dec	Put	4,698	—	8.07	—	4,978	—
2011
Jan - Dec	Swap	55,502	6.35	—	—	21,545	(981)
Jan - Dec	Put	3,398	—	6.31	—	1,815	—
2012
Jan - Dec	Swap	26,002	6.46	—	—	7,615	—
Jan - Dec	Put	898	—	6.76	—	535	—

Total Natural Gas Contracts						$74,819	$(2,740)

Total Commodity Derivative Contracts						$(15,518)	$(128,744)

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
     As of March 31, 2010, Denbury had $43.7 million of deferred premiums payable, which relate to various oil and natural gas floor contracts and are payable on a monthly basis from April 2010 to January 2013. These premiums are excluded from the above table.
Interest Rate Swaps
     ENP uses derivative instruments in the form of interest rate swaps, which hedge risk related to interest rate fluctuation, whereby it converts the interest due on certain floating rate debt under its revolving credit agreement to a weighted average fixed rate. The following table summarizes ENP’s open interest rate swaps as of March 31, 2010, all of which were entered into with Bank of America, N.A.:

Term	Notional Amount	Fixed Rate	Floating Rate
	(In thousands)
Apr. 2010 - Jan. 2011	$50,000	3.1610%	1-month LIBOR
Apr. 2010 - Jan. 2011	25,000	2.9650%	1-month LIBOR
Apr. 2010 - Jan. 2011	25,000	2.9613%	1-month LIBOR
Apr. 2010 - Mar. 2012	50,000	2.4200%	1-month LIBOR
Additional Disclosures about Derivative Instruments
     At March 31, 2010 and December 31, 2009, Denbury had derivative financial instruments recorded in the accompanying Unaudited Condensed Consolidated Balance Sheets as follows:

		Estimated Fair Value
		Asset (Liability)
		March 31,	December 31,
Type of Contract	Balance Sheet Location	2010	2009
		(In thousands)
Derivatives not designated as hedging instruments:
Derivative asset:
Oil contracts	Derivative assets - current	$7,750	$309
Natural gas contracts	Derivative assets - current	49,049	—
Oil contracts	Derivative assets - long-term	17,950	506
Natural gas contracts	Derivative assets - long-term	25,770	—

Derivative liability:
Oil contracts	Derivative liabilities - current	(97,875)	(122,561)
Natural gas contracts	Derivative liabilities - current	—	(1,759)
Deferred premiums	Derivative liabilities - current	(24,031)	—
Oil contracts	Derivative liabilities - long-term	(18,162)	(4,258)
Natural gas contracts	Derivative liabilities - long-term	—	(981)
Deferred premiums	Derivative liabilities - long-term	(19,632)	—

Total derivatives not designated as hedging instruments		(59,181)	(128,744)

Derivatives designated as hedging instruments:
Derivative liability:
Interest rate swaps	Derivative liabilities - current	(3,162)	—
Interest rate swaps	Derivative liabilities - long-term	(390)	—

Total derivatives designated as hedging instruments		(3,552)	—

Total derivatives		$(62,733)	$(128,744)

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
     For the three months ended March 31, 2010 and 2009, the net effect on income of derivative instruments not designated as hedges was as follows:

		Amount of Gain/(Loss)
		Recognized in Income
		Three Months Ended
	Location of Gain/(Loss)	March 31,
Type of Contract	Recognized in Income	2010	2009
		(In thousands)
Derivatives not designated as hedging instruments:
Commodity contracts:
Oil contracts	Derivatives expense (income)	$1,729	$10,025
Natural gas contracts	Derivatives expense (income)	(42,767)	10,490

Total derivatives not designated as hedging instruments		$(41,038)	$20,515

     Please read “Note 7. Fair Value Measurements” for additional information regarding Denbury’s derivative instruments.
Note 7. Fair Value Measurements
Fair Value Hierarchy
     Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Denbury utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. Denbury primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, Denbury utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Denbury is able to classify fair value balances based on the observability of those inputs. The FASC establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities as of the reporting date. During 2009 and the first three months of 2010, Denbury had no Level 1 recurring measurements.

•	Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Denbury’s oil and natural gas calls, puts, and short puts are average value options, which are not exchange–traded contracts. Settlement is determined by the average underlying price over a predetermined period of time. Denbury uses both observable and unobservable inputs in a Black-Scholes valuation model to determine fair value. Accordingly, these derivative instruments are

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
classified within the Level 3 valuation hierarchy. The observable inputs of Denbury’s valuation model include: (1) current market and contractual prices for the underlying instruments; (2) quoted forward prices for oil and natural gas; and (3) interest rates, such as a LIBOR curve for a term similar to the commodity derivative contract. The unobservable inputs of Denbury’s valuation model include volatility. The implied volatilities for Denbury’s calls, puts, and short puts with comparable strike prices are based on the settlement values from certain exchange-traded contracts. The implied volatilities for calls, puts, and short puts where there are no exchange-traded contracts with the same strike price are extrapolated from exchange-traded implied volatilities by an independent party.
     Denbury adjusts the valuations from the valuation model for nonperformance risk, using management’s estimate of the counterparty’s credit quality for asset positions and Denbury’s credit quality for liability positions. Denbury uses multiple sources of third-party credit data in determining counterparty nonperformance risk, including credit default swaps.
     The following table sets forth by level within the fair value hierarchy Denbury’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of the periods indicated:

	Fair Value Measurements Using:
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
In thousands	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2010
Assets:
Oil and natural gas derivative contracts	$—	$63,626	$36,893	$100,519
Liabilities:
Oil and natural gas derivative contracts	—	(98,038)	(17,999)	(116,037)
Interest rate swaps	—	(3,552)	—	(3,552)

Total	$—	$(37,964)	$18,894	$(19,070)

December 31, 2009
Assets:
Oil derivative contracts	$—	$815	$—	$815
Liabilities:
Oil and natural gas derivative contracts	—	(129,559)	—	(129,559)

Total	$—	$(128,744)	$—	$(128,744)

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
     The following table summarizes the changes in the fair value of Denbury’s Level 3 assets and liabilities for the three months ended March 31, 2010:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Oil	Natural Gas
	Derivative	Derivative
	Contracts	Contracts
In thousands	Floors and Caps	Floors and Caps	Total
Balance at December 31, 2009	$—	$—	$—
Total gains (losses):
Included in earnings	(481)	4,263	3,782
Commodity derivative contracts acquired from Encore	8,942	9,645	18,587
Settlements	(1,688)	(1,787)	(3,475)

Balance at March 31, 2010	$6,773	$12,121	$18,894

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(481)	$4,263	$3,782

     Since Denbury does not use hedge accounting for its commodity derivative contracts, all gains and losses on its assets and liabilities are included in “Derivatives expense (income)” in the accompanying Unaudited Condensed Consolidated Statements of Operations.
     All fair values have been adjusted for nonperformance risk resulting in an decrease of the net commodity derivative liability of approximately $0.2 million as of March 31, 2010. For commodity derivative contracts which are in an asset position, Denbury uses the counterparty’s credit default swap rating. For commodity derivative contracts which are in a liability position, Denbury uses the average credit default swap rating of its peer companies as Denbury does not have its own credit default swap rating.

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
     The following table sets forth the carrying amount and estimated fair value of financial instruments as of the dates indicated:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
In thousands, except percentages	Amount	Fair Value	Amount	Fair Value
Assets:
Commodity derivative contracts	$100,519	$100,519	$815	$815
Liabilities:
Credit Agreement	800,000	778,358	—	—
OLLC Credit Agreement	250,000	245,269	—	—
Senior bank loan	—	—	125,000	122,500
7.5% Senior Subordinated Notes due 2013	224,417	228,094	224,369	226,125
6.25% Senior Subordinated Notes due 2014	42,296	41,575	—	—
7.5% Senior Subordinated Notes due 2015	300,492	308,925	300,513	299,250
6.0% Senior Subordinated Notes due 2015	31,583	31,472	—	—
9.5% Senior Subordinated Notes due 2016	241,647	242,719	—	—
9.75% Senior Subordinated Notes due 2016	400,998	471,117	399,926	455,129
7.25% Senior Subordinated Notes due 2017	26,813	26,750	—	—
8.25% Senior Subordinated Notes due 2020	1,000,000	1,062,500	—	—
Commodity derivative contracts	116,037	116,037	129,559	129,559
Deferred premiums on commodity derivative contracts	43,663	43,663	—	—
Interest rate swaps	3,552	3,552	—	—
     The book values of cash and cash equivalents, accrued production receivable, trade and other receivables, net, and accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair values of the senior subordinated notes were determined using open market quotes. The difference between book value and fair value of the senior subordinated notes represents the premium or discount on that date. The carrying values of Denbury’s revolving credit agreements approximates fair value since they are subject to short-term floating interest rates that approximate the rates available to Denbury for those periods; however, the estimated fair value has been adjusted for estimated nonperformance risk of approximately $26.4 million and $2.5 million at March 31, 2010 and December 31, 2009, respectively. The nonperformance risk was determined utilizing industry credit default swaps. Commodity derivative contracts and interest rate swaps are marked-to-market each period and are thus stated at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets. Deferred premiums on commodity derivative contracts were recorded at their fair value at the time they were acquired from Encore and Denbury accretes that value to the eventual settlement price by recording interest expense each period.
     Please read “Note 6. Derivative Instruments and Hedging Activities” for additional information regarding Denbury’s derivative instruments.
Note 8. Income Taxes
     Denbury’s effective tax rate has historically been slightly lower than its estimated statutory rate due to the impact of certain items such as the domestic production activities deduction, offset in part by certain non-cash stock-based compensation that cannot be deducted for tax purposes in the same manner as book expense. As a result of the Merger, Denbury’s statutory rate increased, which required Denbury to re-measure its deferred tax liabilities. This discrete item (approximately $10.0 million) in Denbury’s tax provision increased its effective tax rate for the first quarter of 2010 to 43.4 percent.

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9. Accounts Payable and Accrued Liabilities
     The following table summarizes Denbury’s accounts payable and accrued liabilities as of the periods indicated:

	March 31,	December 31,
In thousands	2010	2009
Accounts payable	$49,173	$40,140
Accrued commodity derivative settlements	25,366	—
Accrued exploration and development costs	128,827	40,375
Accrued compensation	21,577	35,292
Accrued lease operating expense	30,754	14,512
Accrued interest	45,097	24,214
Taxes payable	9,641	5,358
Asset retirement obligations	2,615	1,087
Deposit received on divestiture of Southern Assets	45,000	—
Other	38,720	8,896

Total	$396,770	$169,874

Note 10. Commitments and Contingencies
     In conjunction with the Merger, Denbury acquired certain commitments associated with its acquisition of Encore, including: remaining outstanding principal and interest on the 6.5% Notes, the 6.0% Notes, the 9.5% Notes, and the 7.25% Notes previously issued by Encore, derivative contracts, operating leases, and asset retirement obligations. The Merger with Encore is discussed in Note 3, asset retirement obligations are discussed in Note 4, long-term debt is discussed in Note 5, and derivative contracts are discussed in Notes 6 and 7. Operating leases assumed from Encore require payments of approximately $3.0 million in the remainder of 2010, $7.0 million in 2011 through 2012, and $2.6 million in 2013. In addition, Denbury entered into a new lease for its corporate headquarters with a 12-year term that has total minimum monthly payments which aggregate approximately $55.6 million.
Note 11. Condensed Consolidating Financial Information
     Denbury’s subordinated debt is fully and unconditionally guaranteed jointly and severally by certain of its subsidiaries, except that with respect to Denbury’s $225 million of 7.5% Senior Subordinated Notes due 2013, Denbury Resources Inc. and Denbury Onshore, LLC are co-obligors. Except as noted in the foregoing sentence, Denbury Resources Inc. is the sole issuer and Denbury Onshore, LLC is a subsidiary guarantor. Each subsidiary guarantor and the subsidiary co-obligor are wholly-owned, directly or indirectly, by Denbury Resources Inc.
     All intercompany investments in, loans due to/from, subsidiary equity, revenues, and expenses between Denbury Resources Inc., Denbury Onshore, LLC, guarantor subsidiaries, and non-guarantor subsidiaries are shown prior to consolidation with Denbury Resources Inc. and then eliminated to arrive at consolidated totals per the accompanying Unaudited Condensed Consolidated Financial Statements.

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheets

	March 31, 2010
	Denbury	Denbury
	Resources Inc.	Onshore, LLC
	(Parent and	(Issuer and	Guarantor	Non-Guarantor		Consolidated
In thousands	Co-Obligor)	Co-Obligator)	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$54,441	$23,878	$21,484	$9,382	$—	$109,185
Other current assets	1,030,724	205,154	297,138	41,294	(1,107,988)	466,322

Total current assets	1,085,165	229,032	318,622	50,676	(1,107,988)	575,507

Property and equipment:
Oil and natural gas properties (using full cost accounting):						—
Proved	—	3,683,519	2,639,161	774,659	—	7,097,339
Unevaluated	—	343,782	1,108,465	121,490	—	1,573,737
CO2 properties, equipment, and pipelines	—	1,342,325	265,163	—	—	1,607,488
Other	—	84,177	11,528	362	—	96,067
Less accumulated depletion, depreciation, amortization, and impairment	—	(1,890,662)	(13,397)	(3,011)	—	(1,907,070)

Net property and equipment	—	3,563,141	4,010,920	893,500	—	8,467,561

Other assets, net	1,897,881	231,663	104,504	17,748	(754,861)	1,496,935
Investment in subsidiaries (equity method)	4,114,188	—	1,374,312	—	(5,488,500)	—

Total assets	$7,097,234	$4,023,836	$5,808,358	$961,924	$(7,351,349)	$10,540,003

LIABILITIES AND EQUITY
Current liabilities	$190,859	$941,778	$738,591	$33,999	$(1,107,988)	$797,239
Long-term debt	2,744,359	474,362	461	250,000	—	3,469,182
Deferred taxes	—	558,633	900,548	586	(28,511)	1,431,256
Other liabilities	—	809,275	54,570	24,320	(726,350)	161,815

Total liabilities	2,935,218	2,784,048	1,694,170	308,905	(1,862,849)	5,859,492
Total equity	4,162,016	1,239,788	4,114,188	653,019	(5,488,500)	4,680,511

Total liabilities and equity	$7,097,234	$4,023,836	$5,808,358	$961,924	$(7,351,349)	$10,540,003

	December 31, 2009
	Denbury	Denbury
	Resources Inc.	Onshore, LLC
	(Parent and	(Issuer and	Guarantor	Non-Guarantor		Consolidated
In thousands	Co-Obligor)	Co-Obligator)	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$24	$20,281	$286	$—	$—	$20,591
Other current assets	637,310	233,320	20,432	—	(655,891)	235,171

Total current assets	637,334	253,601	20,718	—	(655,891)	255,762

Property and equipment:
Oil and natural gas properties (using full cost accounting):
Proved	—	3,595,726	—	—	—	3,595,726
Unevaluated	—	320,356	—	—	—	320,356
CO2 properties, equipment, and pipelines	—	1,309,325	220,456	—	—	1,529,781
Other	—	82,185	352	—	—	82,537
Less accumulated depletion, depreciation, amortization and impairment	—	(1,825,282)	(246)	—	—	(1,825,528)

Net property and equipment	—	3,482,310	220,562	—	—	3,702,872

Other assets, net	746,442	225,938	6,078	—	(742,131)	236,327
Investment in subsidiaries (equity method)	1,303,728	23,792	1,299,186	—	(2,551,689)	75,017

Total assets	$2,687,504	$3,985,641	$1,546,544	$—	$(3,949,711)	$4,269,978

LIABILITIES AND EQUITY
Current liabilities	$14,827	$795,486	$239,368	$—	$(655,891)	$393,790
Long-term debt	700,440	1,326,978	—	—	(726,350)	1,301,068
Deferred taxes	—	527,849	3,448	—	(15,781)	515,516
Other liabilities	—	87,367	—	—	—	87,367

Total liabilities	715,267	2,737,680	242,816	—	(1,398,022)	2,297,741
Total equity	1,972,237	1,247,961	1,303,728	—	(2,551,689)	1,972,237

Total liabilities and equity	$2,687,504	$3,985,641	$1,546,544	$—	$(3,949,711)	$4,269,978

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2010
	Denbury	Denbury
	Resources Inc.	Onshore, LLC
	(Parent and	(Issuer and	Guarantor	Non-Guarantor		Consolidated
In thousands	Co-Obligor)	Co-Obligator)	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues and other income:
Oil, natural gas, and related product sales	$—	$270,571	$47,881	$12,434	$—	$330,886
CO2 sales and transportation fees	—	4,497	—	—	—	4,497
Gain on sale of interests in Genesis	—	(160)	101,728	—	—	101,568
Interest income and other	16,022	827	1,034	4	(16,017)	1,870

Total revenues	16,022	275,735	150,643	12,438	(16,017)	438,821

Expenses:
Lease operating	—	85,884	7,552	2,784	—	96,220
Production taxes and marketing	—	12,277	5,653	1,387	—	19,317
CO2 operating	—	1,360	8	—	—	1,368
General and administrative	118	26,683	5,227	681	—	32,709
Interest, net of amounts capitalized	33,828	13,944	(6,418)	1,079	(16,017)	26,416
Depletion, depreciation, and amortization	—	65,025	13,748	3,099	—	81,872
Derivatives income	—	(31,638)	(5,817)	(3,770)	—	(41,225)
Transaction costs related to Encore acquisition	—	43,809	252	938	—	44,999

Total expenses	33,946	217,344	20,205	6,198	(16,017)	261,676

Equity in net earnings of subsidiaries	111,084	—	(8,480)	—	(102,604)	—

Income before income taxes	93,160	58,391	121,958	6,240	(102,604)	177,145
Income tax provision (benefit)	(7,044)	66,871	17,101	13	—	76,941

Consolidated net income (loss)	$100,204	$(8,480)	$104,857	$6,227	$(102,604)	$100,204

	Three Months Ended March 31, 2009
	Denbury	Denbury
	Resources Inc.	Onshore, LLC
	(Parent and	(Issuer and	Guarantor	Non-Guarantor		Consolidated
In thousands	Co-Obligor)	Co-Obligator)	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues and other income:
Oil, natural gas, and related product sales	$—	$168,069	$—	$—	$—	$168,069
CO2 sales and transportation fees	—	3,165	—	—	—	3,165
Interest income and other	10,858	826	1,699	—	(10,858)	2,525

Total revenues	10,858	172,060	1,699	—	(10,858)	173,759

Expenses:
Lease operating	—	74,950	—	—	—	74,950
Production taxes and marketing	—	9,192	—	—	—	9,192
CO2 operating	—	1,300	—	—	—	1,300
General and administrative	—	18,906	3,749	—	—	22,655
Interest, net of amounts capitalized	11,632	12,176	(753)	—	(10,858)	12,197
Depletion, depreciation, and amortization	—	61,925	—	—	—	61,925
Derivatives expense	—	20,515	—	—	—	20,515

Total expenses	11,632	198,964	2,996	—	(10,858)	202,734

Equity in net earnings of subsidiaries	(17,523)	—	(16,330)	—	33,853	—

Loss before income taxes	(18,297)	(26,904)	(17,627)	—	33,853	(28,975)
Income tax benefit	—	(10,574)	(104)	—	—	(10,678)

Consolidated net loss	$(18,297)	$(16,330)	$(17,523)	$—	$33,853	$(18,297)

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2010
	Denbury	Denbury
	Resources Inc.	Onshore, LLC
	(Parent and	(Issuer and	Guarantor	Non-Guarantor		Consolidated
In thousands	Co-Obligor)	Co-Obligator)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by operating activities	$3,173	$219,573	$190,852	$6,882	$(307,312)	$113,168

Cash flow used for investing activities:
Oil and natural gas capital expenditures	—	(70,061)	(22,262)	(324)	—	(92,647)
Acquisitions of oil and natural gas properties	—	(503)	455	(292)	—	(340)
Cash paid in the Encore merger, net of cash acquired	(830,310)	—	15,705	13,116	—	(801,489)
CO2 capital expenditures, including pipelines	—	(37,011)	(35,636)	—	—	(72,647)
Deposit received on divestiture of Southern Assets	45,000	—	—	—	—	45,000
Net proceeds from sale of interests in Genesis	—	23,537	139,085	—	—	162,622
Investments in subsidiaries (equity method)	(305,646)	—	—	—	305,646	—
Other	—	(4,799)	(27)	—	—	(4,826)

Net cash provided by (used for) investing activities	(1,090,956)	(88,837)	97,320	12,500	305,646	(764,327)

Cash flow from financing activities:
Bank repayments	—	(350,000)	(265,000)	(10,000)	—	(625,000)
Bank borrowings	800,000	225,000	—	—	—	1,025,000
Senior subordinated notes tendered post merger	(514,439)	—	—	—	—	(514,439)
Net proceeds from issuance of senior subordinated debt	1,000,000	—	—	—	—	1,000,000
Escrowed funds for senior subordinated notes redemption	(65,566)	—	—	—	—	(65,566)
Costs of debt financing	(76,129)	—	—	—	—	(76,129)
Other	(1,666)	(2,139)	(1,974)	—	1,666	(4,113)

Net cash provided by (used for) financing activities	1,142,200	(127,139)	(266,974)	(10,000)	1,666	739,753

Net increase in cash and cash equivalents	54,417	3,597	21,198	9,382	—	88,594
Cash and cash equivalents at beginning of period	24	20,281	286	—	—	20,591

Cash and cash equivalents at end of period	$54,441	$23,878	$21,484	$9,382	$—	$109,185

	Three Months Ended March 31, 2009
	Denbury	Denbury
	Resources Inc.	Onshore, LLC
	(Parent and	(Issuer and	Guarantor	Non-Guarantor		Consolidated
In thousands	Co-Obligor)	Co-Obligator)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by operating activities	$—	$110,784	$1,835	$—	$—	$112,619

Cash flow used for investing activities:
Oil and natural gas capital expenditures	—	(132,169)	—	—	—	(132,169)
Acquisitions of oil and natural gas properties	—	(199,163)	—	—	—	(199,163)
CO2 capital expenditures, including pipelines	—	(194,733)	—	—	—	(194,733)
Investments in subsidiaries (equity method)	(384,328)	2,312	—	—	384,328	2,312
Other	—	14,214	—	—	—	14,214

Net cash used for investing activities	(384,328)	(509,539)	—	—	384,328	(509,539)

Cash flow from financing activities:
Bank repayments	—	(330,000)	—	—	—	(330,000)
Bank borrowings	—	345,000	—	—	—	345,000
Net proceeds from issuance of senior subordinated debt	389,827	389,827	—	—	(389,827)	389,827
Net equity contributions	3,621	3,621	—	—	(3,621)	3,621
Other	(9,120)	(10,390)	—	—	9,120	(10,390)

Net cash provided by financing activities	384,328	398,058	—	—	(384,328)	398,058

Net increase (decrease) in cash and cash equivalents	—	(697)	1,835	—	—	1,138
Cash and cash equivalents at beginning of period	24	16,898	147	—	—	17,069

Cash and cash equivalents at end of period	$24	$16,201	$1,982	$—	$—	$18,207

Note 12. Encore Energy Partners LP
Administrative Services Agreement
     ENP does not have any employees. The employees supporting ENP’s operations are employees of Denbury. Encore Operating, L.P., a guarantor subsidiary of Denbury, performs administrative services for ENP, such as accounting, corporate development, finance, land, legal, and engineering, pursuant to an administrative services agreement. In addition, Encore Operating provides all personnel, facilities, goods, and equipment necessary to perform these services which are not otherwise provided for by ENP. Encore Operating is not liable to ENP for its

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
performance of, or failure to perform, services under the administrative services agreement unless its acts or omissions constitute gross negligence or willful misconduct.
     During the three months ended March 31, 2010 and 2009, the administration fee was $2.02 per BOE and $1.88 per BOE, respectively, of ENP’s production. ENP also reimburses Encore Operating for actual third-party expenses incurred on ENP’s behalf. Encore Operating has substantial discretion in determining which third-party expenses to incur on ENP’s behalf. In addition, Encore Operating is entitled to retain any COPAS overhead charges associated with drilling and operating wells that would otherwise be paid by non-operating interest owners to the operator.
     The administrative fee will increase in the following circumstances:
•	beginning on the first day of April in each year by an amount equal to the product of the then-current administrative fee multiplied by the COPAS Wage Index Adjustment for that year;

•	if ENP acquires additional assets, Encore Operating may propose an increase in its administrative fee that covers the provision of services for such additional assets; however, such proposal must be approved by the board of directors of GP LLC upon the recommendation of its conflicts committee; and

•	otherwise as agreed upon by Encore Operating and GP LLC, with the approval of the conflicts committee of the board of directors of GP LLC.
     ENP reimburses Denbury for any state, income, franchise, or similar tax incurred by Denbury resulting from the inclusion of ENP in consolidated tax returns with Denbury as required by applicable law. The amount of any such reimbursement is limited to the tax that ENP would have incurred had they not been included in a combined group with Denbury.
Note 13. Subsequent Events
     On April 1, 2010, Denbury granted equity incentive awards under its long-term incentive plan to legacy Encore employees who were active employees as of March 9, 2010, which were comparable to those that Denbury grants to all new employees. The grant included 416,810 shares of restricted stock valued at $17.34 per share and 1,056,796 SARs with an exercise price of $17.34 and a weighted average grant date fair value of $8.92 per unit.
     Effective April 1, 2010, the administrative fee under ENP’s administrative services agreement increased to $2.06 per BOE of ENP’s production as a result of the COPAS Wage Index Adjustment.
     In April 2010, Denbury used the remaining $65.6 million in escrow from the issuance of the 2020 Notes, plus cash on hand, to redeem Encore’s senior subordinated notes put to Denbury under the change of control provision of the Encore Indentures. In the change of control offers Denbury purchased:
•	$40,712,000 principal amount of the 6.25% Notes, leaving $1,072,000 outstanding (less than one percent of the original principal amount issued);

•	$30,714,500 principal amount of the 6.0% Notes, leaving $484,500 outstanding (less than one percent of the original principal amount issued);

•	$24,235,000 principal amount of the 7.25% Notes, leaving $2,250,000 outstanding (1.5 percent of the original principal amount issued); and

•	$80,000 principal amount of the 9.5% Notes, leaving $224,920,000 outstanding (greater than 99.9 percent of the original principal amount issued).
     The offers were conducted upon the terms and subject to the conditions set forth in the Notice of Change of Control and Offer to Purchase Statement, dated as of March 12, 2010, and in the related Letter of Transmittal.
     On April 30, 2010, the board of directors of GP LLC declared an ENP cash distribution for the first quarter of 2010 to unitholders of record as of the close of business on May 10, 2010 at a rate of $0.50 per unit. Approximately $22.9 million is expected to be paid to unitholders on or about May 14, 2010, of which $10.7 million is expected to be paid to Denbury. Also on April 30, 2010, ENP and Denbury announced that they intend to explore a broad range of strategic alternatives to enhance the value of ENP’s common units, including, but not limited to, those involving a possible merger, sale, or other transaction involving ENP, Denbury’s interest in ENP’s general partner, or all or part of the ENP common units that Denbury owns.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and in our Annual Report on Form 10-K for the year ended December 31, 2009, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K. Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with “Risk Factors” under Item 1A of this report, along with “Forward-Looking Information” at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.
Overview
     We are a growing independent oil and natural gas company. We are the largest oil and natural gas operator in Mississippi and Montana, own the largest reserves of CO2 used for tertiary oil recovery east of the Mississippi River, and hold significant operating acreage in the Rockies, Permian Basin, Mid-Continent, and Gulf Coast regions. Our goal is to increase the value of our properties through a combination of exploitation, drilling, and proven engineering extraction practices, with our most significant emphasis relating to tertiary recovery operations.
     Merger with Encore Acquisition Company. On March 9, 2010, we acquired Encore Acquisition Company (“Encore”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) entered into with Encore on October 31, 2009. The Merger Agreement provided for a stock and cash transaction valued at approximately $4.5 billion at that time, including the assumption of debt and the value of the noncontrolling interest in ENP. Under the Merger Agreement, Encore was merged with and into Denbury (the “Merger”), with Denbury surviving the Merger. The Merger was consummated on March 9, 2010, following approval by the stockholders of both Denbury and Encore, closing of a new revolving credit facility as part of the financing for the Merger, and satisfaction of conditions precedent. The combined company continues to be known as Denbury Resources Inc. and is headquartered in Plano, Texas.
     Encore shareholders received the following consideration for each share of Encore common stock they owned, depending upon the elections, if any, which they made, and the collar, proration, and allocation features of the Merger Agreement so that, in the aggregate, 30 percent of the consideration for the outstanding shares of Encore common stock would consist of cash, and the remaining 70 percent of the consideration would consist of shares of Denbury common stock:
•	Mixed cash/stock electing (or non-electing) Encore stockholders received $15.00 in cash and 2.4048 shares of our common stock;

•	All-cash electing Encore stockholders received $46.48 in cash and 0.2417 shares of our common stock; and

•	All-stock electing Encore stockholders (including those whose Encore restricted stock bonuses were converted into Denbury restricted stock) received 3.4354 shares of our common stock.
     All Encore stock options fully vested and their value was paid in cash. All Encore restricted stock vested and each holder had the opportunity to make the same elections as other holders of Encore common stock as described above, except for shares of Encore restricted stock granted during 2010 as a bonus pursuant to the 2009 Encore annual incentive program, which were converted into restricted shares of Denbury common stock.
     In the Merger, we issued approximately 135.2 million shares of our common stock and paid approximately $833.9 million in cash to Encore stockholders. The Denbury shares issued to Encore stockholders represent approximately 34 percent of our common stock issued and outstanding immediately after the Merger. The total fair value of the Denbury common stock issued to Encore stockholders pursuant to the Merger was approximately $2.1 billion based upon Denbury’s closing price of $15.43 per share on March 9, 2010.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The Merger was financed through a combination of $1.0 billion of 8.25% Senior Subordinated Notes due 2020, which we issued on February 10, 2010, the new $1.6 billion revolving credit agreement entered into on March 9, 2010, and the assumption of Encore’s remaining outstanding senior subordinated notes.
     First Quarter Operating Highlights. We recognized net income of $96.9 million, or $0.33 per basic common share, during the first quarter of 2010 as compared to a net loss of $18.3 million, or $0.07 per basic common share, in the first quarter of 2009. Our first quarter 2010 financial results include the results of operations for Encore from the date of this acquisition on March 9, 2010 through March 31, 2010. The increase in net income between the periods is primarily due to a $101.6 million ($63.0 million after tax) gain on the sale of our interests in Genesis and non-cash income due to the changes in fair value of our commodity derivative contracts, partially offset by $45.0 million ($30.8 million after tax) of transaction costs related to the Encore acquisition, incremental interest expense of $6.9 million for approximately one month for the $1.0 billion in subordinated debt issued in mid-February 2010 to complete the Encore Merger on March 9, 2010 ($4.3 million after tax), and an increase in deferred tax expense resulting from a rate increase related to the Merger with Encore ($10.0 million).
     During the first quarter of 2010, our oil and natural gas production averaged 53,125 BOE/d compared to 53,408 BOE/d for the first quarter of 2009. Adjusting first quarter 2010 production to exclude production of 11,379 BOE/d during the last 23 days of March from the properties acquired as part of the Encore acquisition, and adjusting first quarter 2009 production for the sale of our Barnett Shale properties in the second half of 2009, our first quarter 2010 adjusted production would have been 41,651 BOE/d, an eight percent increase over the adjusted production level of 38,476 BOE/d in the first quarter of 2009. Aside from the Encore acquisition, our largest production increase was attributable to our tertiary oil production (which increased by 4,440 Bbls/d to 27,023 Bbls/d). This increase was partially offset by expected declines in our Mississippi non-tertiary production primarily due to lower Selma Chalk natural gas production as a result of limited drilling activity, and to a lesser extent due to lower non-tertiary Heidelberg oil production as additional areas of that field were shut-in in order to expand the tertiary flooding to those areas. See “Results of Operations — Operating Results — Production” for more information.
     Tertiary oil production averaged 27,023 BOE/d during the first quarter of 2010, representing a 20 percent increase over our average tertiary oil production of 22,583 BOE/d during the first quarter of 2009. We had strong production increases during the first quarter of 2010 from several of our existing tertiary oil fields and we had initial tertiary production in the Delhi field. Please read “Results of Operations — CO2 Operations” for more information.
     Oil and natural gas prices continued to trend upwards during the first quarter of 2010. Our average revenue per BOE, excluding the impact of oil and natural gas derivative contracts, was $69.21 per BOE in the first quarter of 2010, as compared to $34.97 per BOE in the first quarter of 2009, a 98 percent increase between the two periods. The increase in commodity prices increased our oil and natural gas revenues during the first quarter of 2010 by 98 percent as compared to the first quarter of 2009. However, our average revenue per BOE including commodity derivative contracts was $56.70 per BOE in the first quarter of 2010, compared to $52.82 per BOE during the first quarter of 2009. We did not realize most of the benefit of higher commodity prices during the first quarter of 2010 due to settlements paid on our oil derivative contracts (swaps) on 25,000 Bbls/d at $51.85 per Bbl, resulting in cash payments made by us on our oil derivative contracts during the period of $63.6 million. These particular swaps expired at the end of the first quarter.
     Net cash settlements paid on our commodity derivative contracts during the first quarter of 2010 were $59.8 million, compared to $85.8 million of cash settlements received during the first quarter of 2009. During the first quarter of 2010, we had a non-cash fair value gain on our commodity derivative contracts of $100.8 million, compared to a non-cash fair value loss of $106.4 million in the first quarter of 2009. Coupled together, our total adjustments on commodity derivative contracts resulted in a net change between the first quarters of 2009 and 2010 of $61.5 million of additional income in the first quarter of 2010.
     Our lease operating expenses increased 28 percent between the first quarters of 2009 and 2010, primarily due to our increased emphasis on tertiary operations, higher utility and electrical costs to operate our tertiary fields, increased lease payments for certain equipment in our tertiary operating facilities, and the disposition of our Barnett Shale assets which had a low operating cost per unit of production. General and administrative (“G&A”) expenses

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
increased significantly from the first quarter of 2009 primarily due to an increase in the number of employees and overhead costs all associated with the Merger, resulting in higher compensation and personnel-related costs. Interest expense also increased during the first quarter of 2010, due primarily to our issuance of $1.0 billion of new Senior Subordinated Notes in February 2010, debt assumed from Encore in the Merger, and borrowings under our new $1.6 billion revolving credit agreement used to finance the Encore acquisition, offset in part by increased interest capitalization related to our CO2 pipelines under construction.
     Sale of Interests in Genesis. On February 5, 2010, we sold our interest in Genesis Energy, LLC, the general partner of Genesis, to an affiliate of Quintana Capital Group L.P. for net proceeds of approximately $84 million, after giving effect to the change of control provision of the incentive compensation agreement with Genesis’ management which was triggered and under which we paid a total of $14.9 million, comprised of deferred compensation of $1.9 million and change of control redemption of $13.0 million. In the first quarter of 2010, we recognized G&A expense of $1.1 million associated with the $14.9 million payment. The remainder of the payment had been previously accrued in our financial statements as of December 31, 2009. In March 2010, we sold all of our common units in Genesis in a secondary public offering for net proceeds of approximately $79 million. As a result, we no longer hold any interest in Genesis. We recognized a pre-tax gain of $101.6 million ($63.0 million after tax) on these dispositions.
     Subordinated Debt Issuance. On February 10, 2010, we issued $1.0 billion of 8.25% Senior Subordinated Notes due 2020 (the “2020 Notes”), for net proceeds after underwriting discounts and commissions of $980 million. The 2020 Notes, which carry a coupon rate of 8.25%, were sold at par. Upon the closing of the Merger, $400 million of the net proceeds were used to finance a portion of the Merger consideration and $580 million was used to fund repurchases of portions of Encore’s outstanding senior subordinated notes during March and April 2010.
     Pending Sale of Southern Assets. On March 31, 2010, we entered into a purchase and sale agreement to sell to Quantum Resources Management, LLC, for a cash sales price of $900 million, certain oil and natural gas properties and related assets acquired in the Encore Merger, primarily located in the Permian Basin in West Texas and southeastern New Mexico; the Mid-continent area, which includes the Anadarko Basin in Oklahoma, Texas, and Kansas; and the East Texas Basin (the “Southern Assets”). The pending sale is subject to customary purchase price adjustments and closing conditions and is expected to close in May 2010, with an effective date of May 1, 2010. The sale properties do not include our Haynesville Shale, Paradox Basin, Cleveland Sand Play, or Tuscaloosa Marine Shale properties acquired in the Encore Merger. Production attributable to the properties being sold is estimated at approximately 13,000 BOE/d (approximately 67 percent natural gas), and the December 31, 2009 proved reserves on these properties based on SEC prices as of that date were estimated to be approximately 54 MMBOE (approximately 64 percent natural gas). The proceeds from the sale are expected to be used to reduce borrowings under our revolving credit agreement.
     In addition to the pending sale of the Southern Assets, we have attempted to sell our Haynesville assets acquired in the Encore Merger, but to date, the prices offered have not been acceptable to us. Since these are not core assets for us, we may solicit offers for these assets from time to time in the future, depending in part on future natural gas prices. If any such offers were deemed acceptable and we sell these assets, our total sales proceeds from sale of properties acquired as part of the Merger would be greater than our previously forecasted range of $500 million to $1.0 billion from these sales. Any such Haynesville assets proceeds would be used to retire any existing bank debt at that time or used for general working capital needs.
     Effect of Southern Assets Pending Sale on ENP. The pending Southern Assets sale discussed above includes most of the properties acquired from Encore that could have been potential dropdown candidates to ENP, given the nature of their reserves and production. As a result of the sale, they are no longer available for dropdowns, assuming the sale closes as expected. Most of our remaining assets require significant capital expenditures in order to recognize their potential value, and therefore would not be appropriate properties to dropdown to ENP. Consequently, on April 30, 2010, ENP and Denbury announced that they intend to explore a broad range of strategic alternatives to enhance the value of ENP’s common units, including, but not limited to, those involving a possible merger, sale, or other transaction involving ENP, our interest in ENP’s general partner, or all or part of the ENP common units that we own. We are additionally exploring a way to recognize the full potential value of potential CO2 tertiary projects that are owned by ENP, the biggest of which is Elk Basin Field, and which require the substantial capital investment required for a tertiary flood. We are reviewing alternative structures or transactions which could be pursued by ENP, Denbury, or a combination of the two, to allow development of this field without diluting the value of ENP’s units or reducing the ENP’s distributions per unit.
Capital Resources and Liquidity
     Assuming a full year of operations, we currently estimate our 2010 capital spending will be approximately $1.0 billion, excluding capitalized interest, acquisitions, and divestitures, and net of equipment leases, and also excluding the expenditures related to the Encore acquisition. Our current 2010 capital budget includes the following:

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	$400 million allocated for tertiary oil field expenditures;

•	$159 million to be spent on our CO2 pipelines;

•	$142 million to drill or participate in drilling or refracing of 55 to 75 wells in the Bakken area of North Dakota;

•	$126 million on drilling and completion activities in our other areas;

•	$99 million to drill and complete 6 to 8 operated wells and participate in 20 to 25 non-operated wells in the Haynesville and other East Texas fields; and

•	$74 million to be spent in the Jackson Dome area.
     This estimate also assumes that we fund approximately $50 million of budgeted equipment purchases with operating leases, which is dependent upon securing acceptable financing. If we do not enter into a total of $50 million of operating leases during 2010, our net capital expenditures would increase in an equal amount, and we would anticipate funding those additional capital expenditures under our bank credit line.
     As discussed above in “Overview — Merger with Encore Acquisition Company,” the primary sources of cash for the acquisition of Encore included a new $1.6 billion revolving credit agreement, which replaced our then-existing $900 million revolving credit agreement, and $1.0 billion of new 2020 Notes. We structured the financing of the acquisition to provide $600 million to $700 million of availability on our new $1.6 billion revolving credit agreement upon closing the transaction; this provides a level of liquidity similar to that available to us prior to the transaction, and a portion of those funds are available for the capital expenditures discussed above. In addition, net proceeds from the sale of the Southern Assets discussed above will help to cover capital expenditures in excess of cash flow from operations, reduce debt levels, and provide additional liquidity.
     During 2009 and the first quarter of 2010, we also entered into oil derivative contracts through 2011 in order to protect our future cash flows. Please read Notes 6 and 7 to the Unaudited Condensed Consolidated Financial Statements for further details regarding our commodity derivative contracts.
     Based on oil and natural gas commodity futures prices in early May 2010 and our current estimated production forecasts, and before any asset sales, our 2010 capital budget is expected to be $150 million to $250 million greater than our anticipated cash flow from operations assuming a full year of operations of the combined companies. Funding of this shortfall is anticipated to come from the cash generated from the sale of our interests in Genesis (see “Sale of Interests in Genesis”) and with the proceeds from the sale of the Southern Assets acquired from Encore (see “Pending Sale of Southern Assets”), assuming the pending assets sale closes as expected. If the pending asset sale does not close, we will either borrow the necessary funds under our revolving credit agreement or reconsider and potentially lower our capital expenditures for the remainder of the year. As of May 10, 2010, we had $839 million of bank debt outstanding on our $1.6 billion revolving credit agreement, which we expect to repay with proceeds from the pending sale of the Southern Assets (see “Pending Sale of Southern Assets”). This would leave us significant borrowing capacity to fund any shortfall. The borrowing base under our revolving credit agreement may be reduced by the lenders as a result of the sale the Southern Assets; however, we currently believe that any such reduction would be minor relative to the sales proceeds.
     We continually monitor our capital spending and anticipated cash flows and believe that we can adjust our capital spending up or down depending on cash flows; however, any such reduction in capital spending could reduce our anticipated production levels in future years. For 2010, we have contracted for certain capital expenditures, including construction of the Green Pipeline already in progress and several drilling rigs, and therefore we cannot eliminate all of our capital commitments without penalties (refer to “Off-Balance Sheet Arrangements — Commitments and Obligations” for further information regarding these commitments).
Sources and Uses of Capital Resources
Capital Expenditure Summary
     The following table of capital expenditures includes accrued capital for each period. Our cash expenditures were $32.4 million lower in the 2010 period and $64.9 million higher in the 2009 period than the amounts listed below due to the change in our capital accruals in those periods:

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,
In thousands	2010	2009
Oil and natural gas exploration and development:
Drilling	$48,261	$20,588
Geological, geophysical, and acreage	6,994	3,791
Facilities	37,710	52,964
Recompletions	28,536	16,940
Capitalized interest	5,743	4,042

Total oil and natural gas exploration and development expenditures	127,244	98,325
Oil and natural gas property acquisitions	340	199,163
Fair value assigned to oil and natural gas properties acquired from Encore	5,634,219	—

Total oil and natural gas capital expenditures	5,761,803	297,488

CO2 capital expenditures:
CO2 pipelines	42,973	143,508
Fair value assigned to CO2 properties acquired from Encore	7,254	—
CO2 producing fields	11,907	11,816
Capitalized interest	15,569	8,331

Total CO2 capital expenditures	77,703	163,655

Total	$5,839,506	$461,143

     The amounts shown above for the acquisition of Encore during the first quarter of 2010 include approximately $2.1 billion of our common stock issued to Encore stockholders in the Merger, based upon 135.2 million shares valued at the closing price of $15.43 per share on March 9, 2010, and approximately $1.1 billion of the total Merger consideration was assigned to goodwill. Please read Note 3 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the Encore Merger. Our capital expenditures for the first quarter of 2010, excluding the acquisition of Encore, were funded with $113.2 million of cash flow from operations and proceeds from the sale of our interests in Genesis. See “Overview — Merger with Encore Acquisition Company” for a discussion of the financing of that acquisition. Our capital expenditures for the first quarter of 2009 were funded with $112.6 million of cash flow from operations, $15.0 million of net bank borrowings, and $381.4 million of proceeds from the February 2009 issuance of 9.75% Senior Subordinated Notes.
Off-Balance Sheet Arrangements
Commitments and Obligations
     Our obligations that are not currently recorded on our balance sheet consist of our operating leases and various obligations for development and exploratory expenditures arising from purchase agreements, our capital expenditure program, or other transactions common to our industry. In addition, in order to recover our proved undeveloped reserves, we must also fund the associated future development costs as forecasted in our proved reserve reports. Our derivative contracts, which are recorded at fair value in our balance sheets, are discussed in Notes 6 and 7 to the Unaudited Condensed Consolidated Financial Statements.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In conjunction with the Merger, we acquired certain commitments associated with our acquisition of Encore, including: senior subordinated notes, derivative contracts, operating leases, and asset retirement obligations. The Merger with Encore is discussed in Note 3 to the Unaudited Condensed Consolidated Financial Statements, asset retirement obligations are discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements, long-term debt is discussed in Note 5 to the Unaudited Condensed Consolidated Financial Statements, and derivative contracts are discussed in Notes 6 and 7 to the Unaudited Condensed Consolidated Financial Statements. Operating leases assumed from Encore require payments of approximately $3.0 million in the remainder of 2010, $7.0 million in 2011 through 2012, and $2.6 million in 2013. In addition, we entered into a new lease for our corporate headquarters with a 12-year term that has total minimum monthly payments which aggregate approximately $55.6 million. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section entitled “Off-Balance Sheet Arrangements — Commitments and Obligations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information regarding our commitments and obligations.
Results of Operations
CO2 Operations
     Our focus on CO2 operations is becoming an ever-increasing part of our business and operations. We believe that there are significant additional oil reserves and production that can be obtained through the use of CO2, and we have outlined certain of this potential in our 2009 annual report and other public disclosures. In addition to its long-term effect, our focus on these types of operations impacts certain trends in our current and near-term operating results. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section entitled “CO2 Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information regarding these matters.
     During the first quarter of 2010, we began drilling a CO2 exploration well at Jackson Dome, which was still in the drilling phase as of the end of April 2010. Also during April 2010, we spudded an additional CO2 source well at Jackson Dome in the Gluckstadt field to further increase our production capacity. We estimated that we are currently capable of producing between 900 MMcf/d and 1 Bcf/d of CO2. During the first quarter of 2010, our CO2 production averaged 802 MMcf/d as compared to an average of 732 MMcf/d during the first quarter of 2009. We used 87 percent of this production, or 698 MMcf/d, in our tertiary operations during the first quarter of 2010, and sold the balance to our industrial customers or to Genesis pursuant to our volumetric production payments. During June 2010, we plan to place the first phase of the Green Pipeline, a 320-mile CO2 pipeline that runs from southern Louisiana to near Houston, Texas, in service. This first phase runs to our Oyster Bayou field and will require us to fill this pipeline with CO2 from our source at Jackson Dome prior to first injection of CO2 at the Oyster Bayou field. Our current production capacity at Jackson Dome is sufficient for the CO2 line fill, CO2 injections at the Oyster Bayou field, continued supply of CO2 to our active tertiary fields, industrial customers and any other CO2 commitment obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K for further discussion on these CO2 delivery obligations.
     We spent approximately $0.20 per Mcf in operating expenses to produce our CO2 during the first quarter of 2010, more than our 2009 first quarter average of $0.14 per Mcf, with the increase due primarily to increased CO2

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
royalty expense as a result of higher oil prices. Our estimated total cost per Mcf of CO2 during the first quarter of 2010 was approximately $0.29 per Mcf, after inclusion of depletion, depreciation, and amortization (“DD&A”) expense, as compared to $0.23 per Mcf during the first quarter of 2009.
     During 2009, we announced that we had initiated a comprehensive feasibility study of a possible long-term CO2 pipeline project that would connect proposed gasification plants in the Midwest to the Company’s existing CO2 pipeline infrastructure in Mississippi or Louisiana. Two of the proposed plants are in the term-sheet negotiation phase of a U.S. Department of Energy Loan Guarantee Program, which still require successful finalization of negotiations with the Department of Energy to receive such guarantees. We have completed the initial feasibility study of this Midwest pipeline, and are evaluating market conditions, potential financing opportunities, and construction of the proposed gasification projects. It is currently uncertain whether or not we will build such a pipeline, but this future decision will be highly dependent upon whether or not the proposed gasification plants will be constructed and the economic feasibility of the overall project.
     A third proposed gasification plant to be built along the Gulf Coast of Mississippi, for which we have a CO2 purchase contract, was also selected by the loan guarantee program. We plan to commence a pipeline study for this proposed plant, which would likely be a 110-mile pipeline that connects to the existing Free State Pipeline.
     In addition to our natural source of CO2 and the proposed gasification plants, we continue to have ongoing discussions with owners of existing plants of various types that emit CO2 which we may be able to purchase. In order to capture such volumes, we (or the plant owner) would need to install additional equipment, which includes at a minimum, compression and dehydration facilities. Most of these existing plants emit relatively small volumes of CO2, generally less than the proposed gasification plants, but such volumes may still be attractive if the source is located near our Green Pipeline. The capture of CO2 could also be influenced by potential federal legislation, which could impose economic penalties for the emission of CO2. We believe that we are a likely purchaser of CO2 produced in our area of operations because of the scale of our tertiary operations, our CO2 pipeline infrastructure, and our large natural source of CO2 (Jackson Dome), which can act as a swing CO2 source to balance CO2 supply and demand.
     The following table summarizes our tertiary oil production and tertiary lease operating expense per Bbl for each quarter in 2009 and the first quarter of 2010:

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Average Daily Production (BOE/d)
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Tertiary Oil Field	2009	2009	2009	2009	2010

Phase 1:
Brookhaven	3,451	3,466	3,397	3,350	3,416
Little Creek area	1,619	1,560	1,356	1,479	1,690
Mallalieu area	4,490	4,264	3,679	4,005	3,443
McComb area	2,246	2,429	2,473	2,412	2,289
Lockhart Crossing	607	698	882	1,025	1,127
Phase 2:
Eucutta	3,813	4,145	4,068	3,912	3,792
Heidelberg	—	250	829	1,506	1,708
Martinville	1,118	951	720	724	927
Soso	2,705	2,589	2,813	3,224	3,213
Phase 3:
Tinsley	2,390	3,402	3,558	3,942	4,419
Phase 4:
Cranfield	144	338	572	728	936
Phase 5:
Delhi	—	—	—	—	63

Total tertiary oil production	22,583	24,092	24,347	26,307	27,023

Tertiary operating expense per Bbl	$20.48	$20.86	$23.14	$22.03	$22.67

     Oil production from our tertiary operations increased to an average of 27,023 Bbls/d in the first quarter of 2010, a 20 percent increase over our first quarter 2009 tertiary production level of 22,583 Bbls/d, primarily due to production growth in response to continued expansion of the tertiary floods in our Tinsley, Soso, and Lockhart Crossing Fields. The Tinsley Field has been one of our top performing tertiary oil fields, and production there is expected to increase further as we continue to expand the flood. In March 2010, we shut in production at the Mallalieu Field for several days for facility maintenance, which resulted in the loss of approximately 165 Bbls/d for the quarter. The Delhi pipeline is complete, and we initiated CO2 injections at the Delhi Field (Phase 5) during November 2009. We saw initial tertiary production response at the Delhi Field during the first quarter of 2010, a little earlier than expected, and we expect this production to continue to increase as we expand this CO2 flood.
     During the first quarter of 2010, operating costs for our tertiary properties averaged $22.67 per Bbl, higher than the 2009 first quarter average of $20.48 per Bbl, primarily due to the higher cost of CO2 in the current year period. On a per Bbl basis, our cost of CO2 increased by $1.42 per Bbl, from $3.47 per Bbl in the first quarter of 2009 to $4.89 per Bbl in the first quarter of 2010, primarily due to the increase in oil prices to which our CO2 costs are partially tied. Our single highest cost for our tertiary operations is our cost for fuel and utilities, which averaged $5.54 per Bbl in the first quarter of 2009 and $6.12 per Bbl in the first quarter of 2010, which has increased on a per Bbl basis due to higher commodity prices, which result in higher fuel and utility cost. For any specific field, we expect our tertiary lease operating expense per Bbl to be high initially, then decrease as production increases, ultimately leveling off until production begins to decline in the latter life of the field, when lease operating expense per Bbl will again increase.
Operating Results
     As summarized in the “Overview” section above, and discussed in further detail below, our operating results for the first quarter of 2010 were significantly higher as compared to those in the same period in the prior year. The operating results of Encore and ENP from March 9, 2010 through March 31, 2010 are included in these results. As we control the general partner of ENP, the operating results of ENP are consolidated with Denbury’s results of

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
operations from its legacy properties, even though we only own approximately 46 percent of ENP’s common units. The primary factors impacting our operating results were the acquisition of Encore, higher oil and natural gas prices, changes in the fair value of our oil and natural gas derivative contracts, the gain on the sale of our interests in Genesis, and changes in production, which are all explained in more detail below.
     Certain of our operating results and statistics for the comparative first quarters of 2010 and 2009 are included in the following table:

	Three Months Ended
	March 31,
In thousands, except per share and unit data	2010 (1)	2009

Operating results:
Net income (loss) attributable to Denbury stockholders	$96,888	$(18,297)
Net income (loss) per common share — basic	0.33	(0.07)
Net income (loss) per common share — diluted	0.32	(0.07)
Cash flow from operations	113,168	112,619
Average daily production volumes:
Bbls/d	44,309	37,640
Mcf/d	52,892	94,613
BOE/d	53,125	53,408
Operating revenues:
Oil sales	$305,204	$133,265
Natural gas sales	25,682	34,804

Total oil and natural gas sales	$330,886	$168,069

Commodity derivative contracts: (2)
Cash receipt (payment) on settlement of commodity derivative contracts	$(59,801)	$85,836
Non-cash fair value adjustment income (expense)	100,839	(106,351)

Total income (expense) from commodity derivative contracts	$41,038	$(20,515)

Operating expenses:
Lease operating	$96,220	$74,950
Production taxes and marketing	19,317	9,192

Total production expenses	$115,537	$84,142

Non-tertiary CO2 operating margin:
CO2 sales and transportation fees	$4,497	$3,165
CO2 operating expenses	(1,368)	(1,300)

Non-tertiary CO2 operating margin	$3,129	$1,865

Unit prices — including impact of derivative settlements: (2)
Oil price per Bbl	$60.60	$64.68
Natural gas price per Mcf	6.18	4.09
Unit prices — excluding impact of derivative settlements: (2)
Oil price per Bbl	$76.53	$39.34
Natural gas price per Mcf	5.40	4.09
Oil and natural gas operating revenues and expenses per BOE:
Oil and natural gas revenues	$69.21	$34.97

Oil and natural gas lease operating expenses	$20.12	$15.59
Oil and natural gas production taxes and marketing expense	4.04	1.91

Total oil and natural gas production expenses	$24.16	$17.50

(1)	Includes the results of operations of Encore and ENP from March 9, 2010 through March 31, 2010.

(2)	Please read “Item 3. Qualitative and Quantitative Disclosures about Market Risk” for additional information concerning our commodity derivative contracts.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Production. Average daily production by area for each of the four quarters of 2009 and for the first quarter of 2010 are shown below, as well as our estimated pro forma production for the first quarter of 2010 had the Encore production been included with ours for the entire quarter:

	Average Daily Production (BOE/d)
	First	Second	Third	Fourth	First		Pro Forma
	Quarter	Quarter	Quarter	Quarter	Quarter		First Quarter
Operating Area	2009	2009	2009	2009	2010		2010

Tertiary oil fields	22,583	24,092	24,347	26,307	27,023		27,023
Mississippi — non-CO2 floods	11,904	10,043	8,931	8,914	7,829		7,829
Texas	17,063	16,088	7,579	8,035	5,235		5,235
Onshore Louisiana	708	885	699	679	662		662
Alabama and other	1,150	1,161	1,103	1,077	997		997
Cedar Creek Anticline	-	-	-	-	2,606	(1)	10,070	(2)
Bakken	-	-	-	-	893	(1)	3,560	(2)
Haynesville	-	-	-	-	838	(1)	3,196	(2)
Permian Basin	-	-	-	-	2,180	(1)	9,105	(2)
Other Rockies	-	-	-	-	2,429	(1)	9,411	(2)
Mid-Continent	-	-	-	-	2,433	(1)	9,490	(2)

Total	53,408	52,269	42,659	45,012	53,125		86,578

(1)	Only includes production from March 9, 2010 through March 31, 2010. ENP’s production for each area during this period was as follows: Cedar Creek Anticline 69 BOE/d, Bakken 3 BOE/d, Permian Basin 852 BOE/d, Other Rockies 1,227 BOE/d, and Mid-Continent 120 BOE/d.

(2)	ENP’s pro forma production for each area during this period was as follows: Cedar Creek Anticline 240 BOE/d, Bakken 11 BOE/d, Permian Basin 3,411 BOE/d, Other Rockies 4,845 BOE/d, and Mid-Continent 527 BOE/d.
     As outlined in the above table, production in the first quarter of 2010 was comparable to that in the first quarter of 2009. However, our continuing production excluding production from our Barnett Shale properties, which were sold in the second half of 2009, increased 38 percent (14,554 BOE/d) over adjusted levels in the first quarter of 2009. Our tertiary oil production increased 20 percent between these two periods. The Encore properties, which we acquired on March 9, 2010, added 11,379 BOE/d during the current quarter for the 23 days of production that were included in our first quarter 2010 results. The production associated with the Southern Assets for which we have entered into a purchase and sale agreement on March 31, 2010 (anticipated to close in May) contributed approximately 2,875 BOE/d during the current quarter for the 23 days of production that were included on our operating results, lower than normal production due to a temporary plant shut down in March. We estimate that our pro forma first quarter 2010 production would have been 86,578 BOE/d if the Encore production had been included for the entire quarter. The increase in our tertiary oil production is discussed above under “Results of Operations — CO2 Operations.”
     Production in our Mississippi — non-tertiary operations decreased 34 percent between the first quarter of 2009 and the first quarter of 2010, partially due to the expected gradual decline in the Heidelberg Field due to depletion and the development of the Heidelberg CO2 flood, which resulted in production being shut-in while portions of the field were converted to tertiary operations. When production commences from these CO2 floods, these volumes are reported as tertiary production for the Heidelberg Field. Another almost equal factor in the lower production in the first quarter of 2010 was due to the lack of drilling activity in the Selma Chalk, a natural gas asset characterized by relatively higher decline rates.
     Our production during the first quarter of 2010 was 83 percent oil as compared to 70 percent during the first quarter of 2009. This increase is due to the sale of our Barnett Shale properties in the second half of 2009, the acquisition of interests in the Hastings Field in February 2009, the acquisition of interests in the Conroe Field in December 2009, and the increase in our tertiary operations, partially offset by the natural gas properties which were part of the Encore acquisition.
     Oil and Natural Gas Revenues. Due to the significant increase in oil and natural gas prices between the first quarter of 2009 and the first quarter of 2010, our oil and natural gas revenues increased sharply in the first quarter of 2010 as compared to those in the same period of 2009. These changes in oil and natural gas revenues, excluding any impact of our commodity derivative contracts, are reflected in the following table:

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
	2010 vs. 2009
	Increase	Percentage Increase
	(Decrease) in	(Decrease) in
In thousands	Revenues	Revenues
Change in oil and natural gas revenues due to:
Increase in commodity prices	$163,710	98%
Decrease in production	(893)	(1%)

Total increase in oil and natural gas revenues	$162,817	97%

     The majority of the $163.7 million increase in our oil and natural gas revenues attributable to higher commodity prices in the first quarter of 2010 was offset by a $145.6 million increase in net cash settlements paid on our oil derivative contracts. See “Oil and Natural Gas Derivative Contracts” below.
     Excluding any impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during the first quarter of 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Net Realized Prices:
Oil price per Bbl	$76.53	$39.34
Natural gas price per Mcf	5.40	4.09
Price per BOE	69.21	34.97

NYMEX Differentials:
Oil per Bbl	$(2.08)	$(3.99)
Natural gas per Mcf	0.37	(0.41)
     Our oil NYMEX differential improved in the first quarter of 2010 as compared to the first quarter of 2009 primarily due to the 2009 sale of our Barnett Shale properties, where the NGL price was significantly below NYMEX oil prices.
     Our natural gas NYMEX differentials are generally caused by movement in the NYMEX natural gas prices during the month, as most of our natural gas is sold on an index price that is set near the first of each month. While the percentage change in NYMEX natural gas differentials can be quite large, these differentials are very seldom more than a dollar above or below NYMEX prices.
     Oil and Natural Gas Derivative Contracts. The following table summarizes the impact that our oil and natural gas derivative contracts had on our operating results for the first quarter of 2010 and 2009:

	Three Months Ended March 31,
	2010	2009	2010	2009
In thousands	Oil Derivative Contracts		Natural Gas Derivative Contracts
Non-cash fair value gain (loss)	$61,821	$(95,861)	$39,018	$(10,490)
Cash settlement receipts (payments)	(63,550)	85,836	3,749	—

Total	$(1,729)	$(10,025)	$42,767	$(10,490)

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Changes in commodity prices and the expiration of contracts cause fluctuations in the estimated fair value of our oil and natural gas derivative contracts. Because we do not utilize hedge accounting for our commodity derivative contracts, the changes in fair value of these contracts, as outlined above, are recognized currently in the income statement. Please read Notes 6 and 7 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding our commodity derivative contracts.
     Production Expenses. Our lease operating expenses increased between the first quarter of 2009 and the first quarter of 2010 in absolute dollars primarily as a result of:
•	the acquisition of Encore on March 9, 2010, which increased lease operating expense on an absolute basis, but reduced it on a per BOE basis;

•	our increasing emphasis on tertiary operations and additional tertiary fields moving into the productive phase (please read discussion of those expenses under “CO2 Operations”);

•	the acquisition of interests in the Hastings Field in February 2009, which has a higher operating cost per BOE than most of our other properties;

•	increased personnel and related costs;

•	higher electrical costs to operate our properties due primarily to the expansion of our tertiary operations; and

•	increasing lease payments due to incremental leasing of certain equipment in our tertiary operating facilities; partially offset by

•	the sale of our Barnett Shale natural gas properties, which reduced lease operating expense on an absolute basis, but increased it on a per BOE basis as these properties had a lower per unit operating cost.
     Lease operating expense per BOE averaged $20.12 per BOE and $15.59 per BOE for the first quarters of 2010 and 2009, respectively. Our tertiary operating costs, which have historically been higher than our company-wide operating costs, averaged $22.67 per BOE and $20.48 per BOE during the first quarters of 2010 and 2009, respectively. Please read “CO2 Operations” for a more detailed discussion. We expect that our operating cost on a per BOE basis will become closer to our tertiary operating costs as these operations become a larger percentage of our total operations. Costs of electricity and utilities to operate our tertiary properties have increased primarily due to the expansion of our tertiary operations. We expect our tertiary operating costs to partially correlate with oil prices, as the price we pay for CO2 is partially tied to oil prices.
     Production taxes and marketing expenses generally change in proportion to commodity prices and production volumes, and as such, increased 110 percent in the first quarter of 2010 as compared to those in the first quarter of 2009, correlating with the 97 percent increase in total revenues between the two periods. Transportation and plant processing fees were approximately $2.4 million lower in the first quarter of 2010 than the first quarter of 2009, primarily due to the sale of our Barnett Shale properties in the second half of 2009.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
General and Administrative Expenses
     G&A expenses increased on both a gross basis and on a per BOE basis between the respective first quarters of 2010 and 2009 as set forth below:

	Three Months Ended
	March 31,
In thousands, except per BOE data and employees	2010	2009
Gross cash G&A expense	$48,274	$35,367
Gross stock-based compensation	8,790	6,140
Incentive compensation for Genesis management	1,149	2,593
State franchise taxes	1,070	1,115
Operator labor and overhead recovery charges	(22,045)	(18,986)
Capitalized exploration and development costs	(4,529)	(3,574)

Net G&A expense	$32,709	$22,655

G&A per BOE:
Net cash G&A expense	$4.84	$2.86
Net stock-based compensation	1.54	1.08
Incentive compensation for Genesis management	0.24	0.54
State franchise taxes	0.22	0.23

Net G&A expense	$6.84	$4.71

Employees as of March 31	1,251	817

     Gross cash G&A expenses increased $12.9 million or 36 percent between the respective first quarters, primarily due to higher compensation and personnel-related costs associated with an increase in the number of employees and higher wages, which we consider necessary in order to remain competitive in our industry, and the acquisition of Encore on March 9, 2010. During the first quarter of 2010, we increased our employee count by 51 percent, primarily as a result of the Encore acquisition although most of these costs were only included for the period of March 9, 2010 to March 31, 2010. Total personnel-related costs increased by 26 percent, to $43.4 million during the first quarter of 2010, as compared to $34.3 million during the first quarter of 2009. Stock-based compensation expense increased to $8.8 million during the first quarter of 2010 from $6.1 million for the first quarter of 2009, primarily due to the increase in employees and changes in the mix of compensation awarded to employees.
     The increase in personnel-related costs was partially offset by a $1.4 million decrease in charges relating to incentive compensation awards for the management of Genesis. As discussed above under “Overview — Sale of Interests in Genesis,” we sold our interests in Genesis during the first quarter of 2010. As such, the change of control provision of each member’s compensation agreement was triggered and the incentive compensation awards were settled for $14.9 million, with $1.1 million of this being recognized as expense during the first quarter of 2010.
     The increase in gross G&A expense between the first quarters of 2010 and 2009 was offset in part by an increase in operator overhead recovery charges. Our well operating agreements allow us, when we are the operator, to charge a well with a specified overhead rate during the drilling phase and also to charge a monthly fixed overhead rate for each producing well. As a result of additional operated wells from acquisitions, additional tertiary operations, drilling activity during the past year, and increased compensation expense, the amount we recovered as operator labor and overhead charges increased by 16 percent between the first quarters of 2010 and 2009. Capitalized exploration and development costs also increased between the periods, primarily due to additional personnel and increased compensation costs.
     The net effect of these changes resulted in a 44 percent increase (45 percent increase on a per BOE basis) in net G&A expense between the first quarters of 2010 and 2009.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Interest and Financing Expenses

	Three Months Ended
	March 31,
In thousands, except per BOE data and interest rates	2010	2009
Cash interest expense	$44,974	$23,284
Non-cash interest expense	2,754	1,286
Less: capitalized interest	(21,312)	(12,373)

Interest expense	$26,416	$12,197

Interest income and other	$1,870	$2,525
Net cash interest expense and other income per BOE (1)	$4.67	$2.15
Average debt outstanding	$2,225,700	$1,133,786
Average interest rate (2)	8.1%	8.2%

(1)	Cash interest expense less capitalized interest less interest and other income on a per BOE basis.

(2)	Includes commitment fees but excludes debt issue costs and amortization of discount and premium.
     Interest expense increased $14.2 million or 117 percent, comparing the first quarters of 2010 and 2009, primarily due to our February 2010 issuance of $1.0 billion of the 2020 Notes, debt assumed from Encore in the Merger, and borrowings under our new $1.6 billion revolving credit agreement, which were used to finance the Merger. These increases were partially offset by a 72 percent increase in our interest capitalization, relating mainly to our CO2 pipelines currently under construction.
Depletion, Depreciation, and Amortization

	Three Months Ended
	March 31,
In thousands, except per BOE data	2010	2009
Depletion, depreciation, and amortization of oil and natural gas properties	$71,197	$53,451
Depletion and depreciation of CO2 assets	5,300	4,542
Asset retirement obligations	1,107	827
Depreciation of other fixed assets	4,268	3,105

Total DD&A	$81,872	$61,925

DD&A per BOE:
Oil and natural gas properties	$15.12	$11.29
CO2 assets and other fixed assets	2.00	1.59

Total DD&A cost per BOE	$17.12	$12.88

     Depletion of oil and natural gas properties increased on both a per BOE basis and in absolute dollars during the first quarter of 2010 as compared to the level of those expenses in the first quarter 2009 primarily due to the increase in our oil and natural gas property balance and the associated reserve volumes from our Encore acquisition in March 2010 and the acquisition of interests in the Conroe Field in December 2009.
     We continually evaluate the performance of our other tertiary projects, and if performance indicates that we are reasonably certain of recovering additional reserves from these floods, we recognize those incremental reserves in that quarter. Since we adjust our DD&A rate each quarter based on any changes in our estimates of oil and natural gas reserves and costs, our DD&A rate could change significantly in the future. We anticipate recognizing incremental reserves during the second quarter of 2010 related to our tertiary production at Delhi Field, where we initiated CO2 injections during the fourth quarter of 2009, and had our first oil production response to tertiary injections during March 2010.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our DD&A rate for our CO2 and other fixed assets increased in the first quarter of 2010 as compared to the rate in the first quarter of 2009 primarily as a result of the Encore acquisition and field office expansion during 2009. At March 31, 2010, we had $832.2 million of costs (including capitalized interest) related to CO2 pipelines under construction, which were not being depreciated. For financial accounting purposes, depreciation of these pipelines will commence as each pipeline is placed into service.
     Under full cost accounting rules, we are required each quarter to perform a ceiling test calculation. We did not have a ceiling test write-down at March 31, 2010. However, if oil prices were to decrease significantly in subsequent periods, we may be required to record additional write-downs under the full cost pool ceiling test in the future. The possibility and amount of any future write-down is difficult to predict, and will depend upon oil and natural gas prices, the incremental proved reserves that may be added each period, revisions to previous reserve estimates and future capital expenditures, and additional capital spent.
Encore Transaction Costs
     FASC “Business Combinations” topic requires that all transaction-related costs (advisory, legal, accounting, due diligence, integration, etc.) be expensed as incurred. We recognized a total of $45.0 million of transaction costs in the first quarter of 2010 associated with the Encore acquisition.
Income Taxes

	Three Months Ended
	March 31,
In thousands, except per BOE amounts and tax rates	2010	2009
Current income tax provision	$669	$173
Deferred income tax provision (benefit)	76,272	(10,851)

Total income tax provision (benefit)	$76,941	$(10,678)

Average income tax provision (benefit) per BOE	$16.09	$(2.22)
Effective tax rate	43.4%	36.8%
     Our income taxes are based on an estimated statutory rate of approximately 37.8 percent. Our effective tax rate has historically been slightly lower than our estimated statutory rate due to the impact of certain items such as our domestic production activities deduction, offset in part by certain non-cash stock-based compensation that cannot be deducted for tax purposes in the same manner as book expense. As a result of the Merger, our statutory rate increased, which required us to re-measure its deferred tax liabilities. This discrete item (approximately $10.0 million) in our tax provision increased our effective tax rate for the first quarter of 2010 to 43.4 percent.
     In the first quarter of 2009, the current income tax expense represented our anticipated alternative minimum cash taxes that we could not offset with enhanced oil recovery credits. The current income tax expense for the first quarter of 2010 represents state income taxes, primarily related to the sale of our interests in Genesis. As of March 31, 2010, we had an estimated $50.3 million of enhanced oil recovery credits, including $11.3 million related to the Merger with Encore, to carry forward that can be utilized to reduce our current income taxes during 2010 or future years. These enhanced oil recovery credits do not begin to expire until 2023. Since the ability to earn additional enhanced oil recovery credits is based upon the level of oil prices, we would not currently expect to earn additional enhanced oil recovery credits unless oil prices were to significantly deteriorate.
     The Merger with Encore was treated as a tax-free asset acquisition for tax purposes. Accordingly, Encore’s tax basis and tax attributes carried over to us, with the tax attributes being subject to certain limitations. Upon testing these limitations, it has been determined that the limitations do not affect our use of Encore’s tax attributes. The tax attributes that carried over to us include enhanced oil recovery credits of $11.3 million, alternative minimum tax credits of $2.3 million, and state net operating losses of $0.9 million, tax effected.
     In the second quarter of 2008, we obtained approval from the Internal Revenue Service to change our method of tax accounting for certain assets used in our tertiary oilfield recovery operations. Although the overall effects of this

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
accounting change are under audit, we expect to receive tax refunds of approximately $10.6 million for tax years through 2007, along with other deferred tax benefits, and in the second quarter of 2008 we reduced our current income tax expense by approximately $19 million to adjust for the impact of this change through the first six months of 2008. The reduction in current income tax expense has been offset by a corresponding increase in deferred income tax expense of approximately the same amount. Although this change is not expected to have a significant impact on our overall tax rate, it is anticipated that it could defer the amount of cash taxes we might otherwise pay over the next several years. The current administration in Washington D.C. has proposed removing many tax incentives for the oil and natural gas industry. Those items that would have the most significant impact on us would include the loss of the domestic manufacturing deduction as well as the repeal of the immediate expensing of intangible drilling costs and tertiary injectant costs. It is uncertain whether or not the proposed changes or similar measures will be adopted; if so, it would likely increase the amount of cash taxes that we pay.
Per BOE Data
     The following table summarizes our cash flow, DD&A, and results of operations on a per BOE basis for the comparative periods. Each of the individual components is discussed above.

	Three Months Ended
	March 31,
Per BOE data	2010	2009
Oil and natural gas revenues	$69.21	$34.97
Settlement payments (receipts) of commodity derivative contracts	(12.51)	17.85
Lease operating expenses	(20.12)	(15.59)
Production taxes and marketing expenses	(4.04)	(1.91)

Production netback	32.54	35.32
Non-tertiary CO2 operating margin	0.65	0.39
G&A expenses	(6.84)	(4.71)
Transactions costs related to Encore acquisition	(9.41)	—
Net cash interest expense and other income	(4.67)	(2.15)
Current income taxes and other	1.53	0.93
Changes in operating assets and liabilities	9.87	(6.35)

Cash flow from operations	23.67	23.43
DD&A	(17.12)	(12.88)
Deferred income taxes	(15.95)	2.26
Gain on sale of interests in Genesis	21.24	—
Non-cash fair value derivative adjustments	21.13	(22.13)
Net income attributable to noncontrolling interest	(0.69)	—
Changes in operating assets and liabilities and other non-cash items	(12.02)	5.51

Net income (loss) attributable to Denbury stockholders	$20.26	$(3.81)

Critical Accounting Policies
     For additional discussion of our critical accounting policies, which remain unchanged, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Forward-Looking Information
     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements found in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, forecasted capital expenditures, drilling activity or methods, acquisition plans and proposals and dispositions, development activities, cost savings, capital budgets, production rates and volumes or forecasts thereof, hydrocarbon reserve quantities and values, CO2 reserves, potential reserves from tertiary operations, hydrocarbon prices, pricing or cost assumptions based on current and projected oil and natural gas prices, liquidity, cash flows, availability of capital, borrowing capacity, regulatory matters, mark-to-market values, competition, long-term forecasts of production, finding costs, rates of return, estimated costs, or changes in costs, future capital expenditures and overall economics and other variables surrounding our operations and future plans. Such forward-looking statements generally are accompanied by words such as “plan,” “estimate,” “expect,” “predict,” “anticipate,” “projected,” “should,” “assume,” “believe,” “target,” or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management’s current plans, expectations, estimates, and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and our financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by us or on our behalf. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for our oil and natural gas; unexpected difficulties in integrating the operations of Denbury and Encore; effects of our indebtedness; success of our risk management techniques; inaccurate cost estimates; availability of and fluctuations in the prices of goods and services; the uncertainty of drilling results and reserve estimates; operating hazards; disruption of operations and damages from hurricanes or tropical storms; acquisition risks; requirements for capital or its availability; conditions in the financial and credit markets; general economic conditions; competition and government regulations; and unexpected delays, as well as the risks and uncertainties inherent in oil and natural gas drilling and production activities or which are otherwise discussed in this quarterly report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in our other public reports, filings and public statements.

DENBURY RESOURCES INC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Long-Term Debt and Interest Rate Sensitivity
     We finance some of our acquisitions and other expenditures with fixed and variable rate debt. These debt agreements expose us to market risk related to changes in interest rates. We had $1.05 billion of bank debt outstanding as of March 31, 2010. The carrying value of our bank debt is approximately fair value based on the fact that it is subject to short-term floating interest rates that approximate the rates available to us for those periods. We adjusted the estimated fair value measurements of our bank debt at March 31, 2010, for estimated nonperformance risk of approximately $26.4 million, which was determined utilizing industry credit default swaps. None of our existing debt has any triggers or covenants regarding our debt ratings with rating agencies. The fair value of the subordinated debt is based on quoted market prices. The following table presents the carrying and fair values of our debt, along with average interest rates at March 31, 2010:

	Expected Maturity Dates							Carrying	Fair
In thousands, except percentages	2012	2013	2014	2015	2016	2017	2020	Value	Value
Variable rate debt:
Credit Agreement (weighted average interest rate of 2.7% at March 31, 2010)	$—	$—	$800,000	$—	$—	$—	$—	$800,000	$778,358
OLLC Credit Agreement (weighted average interest rate of 2.7% at March 31, 2010)	250,000	—	—	—	—	—	—	250,000	245,269
Fixed rate debt:
7.5% Senior Subordinated Notes due 2013	—	225,000	—	—	—	—	—	224,417	228,084
6.25% Senior Subordinated Notes due 2014	—	—	41,784	—	—	—	—	42,296	41,575
6.0% Senior Subordinated Notes due 2015	—	—	—	31,199	—	—	—	31,583	31,472
7.5% Senior Subordinated Notes due 2015	—	—	—	300,000	—	—	—	300,492	308,925
9.5% Senior Subordinated Notes due 2016	—	—	—	—	225,000	—	—	241,647	242,719
9.75% Senior Subordinated Notes due 2016	—	—	—	—	426,350	—	—	400,998	471,117
7.25% Senior Subordinated Notes due 2017	—	—	—	—	—	26,485	—	26,813	26,750
8.25% Senior Subordinated Notes due 2020	—	—	—	—	—	—	1,000,000	1,000,000	1,062,500
     At this level of floating rate debt, if LIBOR increased by 10 percent, we would incur an additional $2.5 million of interest expense per year on revolving credit facilities, and if LIBOR decreased by 10 percent, we would incur $2.5 million less. Additionally, if the discount rates on our senior notes increased by 10 percent, we estimate the fair value of our fixed rate debt at March 31, 2010 would increase by approximately $13.8 million, and if the discount rates on our senior notes decreased by 10 percent, we estimate the fair value would decrease by approximately $13.8 million.
     As of March 31, 2010, the fair market value of ENP’s interest rate swaps was a net liability of approximately $3.6 million. If the Eurodollar rate increased by 10 percent, we estimate the liability would decrease to approximately $3.4 million, and if the Eurodollar rate decreased by 10 percent, we estimate the liability would increase to approximately $3.7 million.
     Please read Note 5 to the Unaudited Condensed Consolidated Financial Statements for details regarding our long-term debt.
Commodity Derivative Contracts and Commodity Price Sensitivity
     From time to time, we enter into various oil and natural gas derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future oil and natural gas production. We do not hold or issue derivative financial instruments for trading purposes. These contracts have consisted of price floors, collars, and fixed price swaps. The production that we hedge has varied from year to year depending on our levels of debt and financial strength and expectation of future commodity prices. In early 2009, we began to employ a strategy to hedge a portion of our production looking out 12 to 15 months from each quarter, as we believe it is important to protect our future cash flow to provide a level of assurance for our capital spending in those future periods in light of current worldwide economic uncertainties. However, as a result of our acquisition of Encore and the higher debt levels necessary to finance the Merger, we entered into costless collars in November 2009 and March 2010, to hedge a significant portion of our forecasted production through 2011. Assuming that our pending sale of the Southern Assets closes as expected, we currently plan to return to our strategy initiated during early 2009 whereby we hedge a portion of our production for the next 12 to 15 months, as discussed above. Please read Notes 6 and 7 to

DENBURY RESOURCES INC.
the Unaudited Condensed Consolidated Financial Statements for additional information regarding our commodity derivative contracts.
     All of the mark-to-market valuations used for our oil and natural gas derivatives are provided by external sources and are based on prices that are actively quoted. We manage and control market and counterparty credit risk through established internal control procedures that are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification. All of our commodity derivative contracts are with parties that are lenders under our revolving credit agreement and all of ENP’s commodity derivative contracts are with parties that are lenders under its revolving credit agreement. We have included an estimate of nonperformance risk in the fair value measurement of our oil and natural gas derivative contracts. We have measured nonperformance risk based upon credit default swaps or credit spreads. At March 31, 2010 and December 31, 2009, the net liability of our open oil and natural gas derivative contracts was reduced by $0.2 million and $0.8 million, respectively, for estimated nonperformance risk.
     For accounting purposes, we do not apply hedge accounting to our oil and natural gas derivative contracts. This means that any changes in the fair value of these derivative contracts will be charged to earnings on a quarterly basis instead of charging the effective portion to other comprehensive income and the ineffective portion to earnings.
     At March 31, 2010, our derivative contracts were recorded at their fair value, which was a net liability of approximately $15.5 million, a significant change from the $128.7 million fair value liability recorded at December 31, 2009. This change is primarily related to the expiration of oil derivative contracts during the first quarter of 2010 and to the oil and natural gas futures prices as of March 31, 2010 in relation to the new commodity derivative contracts for 2010 and 2011 that we entered into during the first quarter of 2010.
     Based on NYMEX crude oil and natural gas futures prices as of March 31, 2010, and assuming both a 10 percent increase and decrease thereon, we would expect to make or receive payments on our crude oil and natural gas derivative contracts as seen in the following table:

	Crude Oil	Natural Gas
	Derivative	Derivative
	Contracts	Contracts
In thousands	(Payment)	Receipt
Based on:
NYMEX futures prices as of March 31, 2010:	$(83,595)	$74,306
10% increase in prices	(175,007)	47,785
10% decrease in prices	(10,694)	100,953

Item 4.	Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, consisting of internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures are effective in ensuring that material information required to be disclosed in this quarterly report is accumulated and communicated to them and our management to allow timely decisions regarding required disclosure.
     Evaluation of Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DENBURY RESOURCES INC.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
     Information with respect to this item is incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material developments in such legal proceedings since the filing of such Form 10-K. Confirmatory discovery supporting the February 2010 Memorandum of Understanding with the plaintiffs in the Israni and Scott cases agreeing in principle to settlement of those lawsuits has been completed, and we expect the settlement to be finalized in due course, followed by seeking Court approval of the settlement. The settlement amount agreed upon with the plaintiffs is immaterial to us.

Item 1A. Risk Factors
     Information with respect to the risk factors has been incorporated by reference from Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the risk factors since the filing of such Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     The following table summarizes purchases of our common stock during the first quarter of 2010:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares
	Number of	Average	as Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Month	Purchased	per Share	Programs	Plans or Programs
January 2010	86,575	$14.25	—
February 2010	1,457	14.79	—
March 2010	178,810	16.85	—

Total	266,842	16.00	—	$—

     These shares were purchased from our employees who delivered shares to us to satisfy their minimum tax withholding requirements related to the vesting of restricted shares.

Item 6. Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated as of October 31, 2009, by and between Encore Acquisition Company and Denbury Resources, Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed with the SEC on November 5, 2009).

4.1.1	Indenture, dated as of April 2, 2004, among Encore Acquisition Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, with respect to the 6.25% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.1.1 of our Current Report on Form 8-K, filed with the SEC on March 12, 2010).

4.1.2	First Supplemental Indenture, dated as of January 2, 2008, among Encore Acquisition Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, with respect to the 6.25% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.1.2 of our Current Report on Form 8-K, filed with the SEC on March 12, 2010).

4.1.3	Second Supplemental Indenture, dated as of January 27, 2010, among Encore Acquisition Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, with respect to the 6.25% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.1.3 of our Current Report on Form 8-K, filed with the SEC on March 12, 2010).

DENBURY RESOURCES INC.

Exhibit	Description
4.1.4	Third Supplemental Indenture, dated as of March 10, 2010, among Denbury Resources Inc., as successor in interest to Encore Acquisition Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, with respect to the 6.25% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.1.4 of our Current Report on Form 8-K, filed with the SEC on March 12, 2010).

4.2.1	Indenture, dated as of July 13, 2005, among Encore Acquisition Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, with respect to the 6.0% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.2.1 of our Current Report on Form 8-K, filed with the SEC on March 12, 2010).

4.2.2	First Supplemental Indenture, dated as of January 2, 2008, among Encore Acquisition Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, with respect to the 6.0% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.2.2 of our Current Report on Form 8-K, filed with the SEC on March 12, 2010).

4.2.3	Second Supplemental Indenture, dated as of January 27, 2010, among Encore Acquisition Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, with respect to the 6.0% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.2.3 of our Current Report on Form 8-K, filed with the SEC on March 12, 2010).

4.2.4	Third Supplemental Indenture, dated as of March 10, 2010, among Denbury Resources Inc., as successor in interest to Encore Acquisition Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, with respect to the 6.0% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.2.4 of our Current Report on Form 8-K, filed with the SEC on March 12, 2010).

4.3.1	Indenture, dated as of November 16, 2005, among Encore Acquisition Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association with respect to Subordinated Debt Securities (incorporated by reference to Exhibit 4.3.1 of our Current Report on Form 8-K, filed with the SEC on March 12, 2010).

4.3.2	First Supplemental Indenture, dated as of November 16, 2005, among Encore Acquisition Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, with respect to the 7.25% Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit 4.3.2 of our Current Report on Form 8-K, filed with the SEC on March 12, 2010).

4.3.3	Second Supplemental Indenture, dated as of January 2, 2008, among Encore Acquisition Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, with respect to the 7.25% Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit 4.3.3 of our Current Report on Form 8-K, filed with the SEC on March 12, 2010).

4.3.4	Third Supplemental Indenture, dated as of April 27, 2009, among Encore Acquisition Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, with respect to the 9.50% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.3.4 of our Current Report on Form 8-K, filed with the SEC on March 12, 2010).

4.3.5	Fourth Supplemental Indenture, dated as of January 27, 2010, among Encore Acquisition Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, with respect to the 7.25% Senior Subordinated Notes due 2017 and the 9.5% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.3.5 of our Form 8-K, filed with the SEC on March 12, 2010).

4.3.6	Fifth Supplemental Indenture, dated as of March 10, 2010, among Denbury Resources Inc., as successor in interest to Encore Acquisition Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, with respect to the 7.25% Senior Subordinated Notes due 2017, and $225 million of 9.5% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.3.6 of our Current Report on Form 8-K, filed with the SEC on March 12, 2010).

4.4	Third Supplemental Indenture, dated as of March 9, 2010, among Denbury Resources Inc., the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., with respect to $225 million of 7 1/2% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K, filed with the SEC on March 12, 2010).

DENBURY RESOURCES INC.

Exhibit	Description
4.5	Third Supplemental Indenture, dated as of March 9, 2010, among Denbury Resources Inc., the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., with respect to $300 million of 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K, filed with the SEC on March 12, 2010).

4.6	Second Supplemental Indenture, dated as of March 9, 2010, among Denbury Resources Inc., the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., with respect to $426.35 million of 9.75% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K, filed with the SEC on March 12, 2010).

4.7.1	Indenture, dated as of February 12, 2010, among Denbury Resources Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, with respect to $1 billion of 8 1/4% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on February 12, 2010).

4.7.2	First Supplemental Indenture, dated as of March 9, 2010, among Denbury Resources Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, with respect to $1 billion of 8 1/4% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.7 of our Current Report on Form 8-K, filed with the SEC on March 12, 2010).

10.1	Credit Agreement among Denbury Resources Inc., as Borrower, the financial institutions listed on Schedule 1.1 thereto, as Banks, JPMorgan Chase Bank, N.A., as Administrative Agent, Banc of America Securities LLC, as Syndication Agent, and BNP Paribas, The Bank of Nova Scotia, and Credit Suisse Securities (USA) LLC, as Co-Documentation Agents, dated as of March 9, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on March 12, 2010).

10.2	Credit Agreement dated by and among Encore Energy Partners Operating LLC, Encore Energy Partners LP, Bank of America, N.A., as administrative agent and L/C Issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, and other lenders dated as of March 7, 2007 (incorporated by reference to Exhibit 10.2 of Encore’s Current Report on Form 8-K, filed with the SEC on March 13, 2007).

10.2.1	First Amendment to Credit Agreement, by and among Encore Energy Partners Operating LLC, Encore Energy Partner LP, Bank of America, N.A., as administrative agent and L/C Issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, and other lenders dated as of August 22, 2007 (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to ENP’s Registration Statement on Form S-1, filed with the SEC on August 28, 2007).

10.2.2	Second Amendment to Credit Agreement by and among Encore Energy Partners Operating LLC, Encore Energy Partners LP, Bank of America, N.A., as administrative agent and L/C issuer, and the lenders party thereto, dated as of March 10, 2009 (incorporated by reference to Exhibit 10.1 of ENP’s Current Report on Form 8-K, filed with the SEC on March 11, 2009).
10.2.3	Third Amendment to Credit Agreement, dated as of August 11, 2009, by and among Encore Energy Partners Operating LLC, Encore Energy Partners LP, Bank of America, N.A., as the administrative agent and L/C issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of ENP’s Current Report on Form 8-K, filed with the SEC on August 13, 2009).

10.2.4	Fourth Amendment to Credit Agreement, dated as of November 24, 2009, by and among Encore Energy Partners Operating LLC, Encore Energy Partners LP, Bank of America, N.A., as the administrative agent and L/C issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of ENP’s Current Report on Form 8-K, filed with the SEC on December 1, 2009).

10.3*+	Encore Acquisition Company 2008 Incentive Stock Plan as established effective May 6, 2008 (covering Encore restricted shares which were converted to Denbury restricted shares in the Merger).

10.3.1*+	Amendment to the Encore Acquisition Company 2008 Incentive Stock Plan dated effective March 9, 2010.

10.3.2*+	Form of Restricted Stock Agreement – Executive.

10.4*+	Encore Acquisition Company Employee Severance Protection Plan.

10.4.1*+	First Amendment to Encore Acquisition Company Employee Severance Protection Plan (as Amended and Restated Effective May 6, 2008), dated as of September 29, 2009.

10.5*	Amended and Restated Administrative Services Agreement, dated as of September 17, 2007, by and among Encore Energy Partners GP LLC, Encore Energy Partners LP, Encore Energy Partners Operating LLC, Encore Acquisition Company, and Encore Operating, L.P.

DENBURY RESOURCES INC.

Exhibit	Description
10.6*	Purchase and Sale Agreement, dated March 31, 2010, effective May 1, 2010, by and between Encore Operating, L.P. and Quantum Resources Management, LLC.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Compensatory arrangement.

DENBURY RESOURCES INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENBURY RESOURCES INC.
By:	/s/ Mark C. Allen
Mark C. Allen
Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary

By:	/s/ Alan Rhoades
Alan Rhoades
Vice President, Accounting

Date: May 10, 2010