Form 10-Q
period 2010-09-30
DENBURY RESOURCES INC
filed 2010-11-09
CIK 945764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, $.001 par value	399,679,295

DENBURY RESOURCES INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009	4

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	6

Unaudited Condensed Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2010	7

Unaudited Condensed Consolidated Statements of Comprehensive Operations for the Three and Nine Months Ended September 30, 2010 and 2009	8

Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3. Quantitative and Qualitative Disclosures about Market Risk	60

Item 4. Controls and Procedures	61

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	63

Item 1A. Risk Factors	63

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 6. Exhibits	63

Signatures	65
EX-10.1
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

Proved Undeveloped Reserves	Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required.
SEC	The United States Securities and Exchange Commission.
Tcf	One trillion cubic feet of natural gas or CO2.

DENBURY RESOURCES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30,	December 31,

	2010	2009

ASSETS

Current assets:

Cash and cash equivalents	$86,345	$20,591

Accrued production receivable	196,708	120,667

Trade and other receivables, net of allowance of $456 and $414, respectively	103,314	67,874

Derivatives	66,591	309

Deferred taxes	6,060	46,321

Total current assets	459,018	255,762

Property and equipment:
Oil and natural gas properties (using full cost accounting):

Proved	6,971,308	3,595,726

Unevaluated	1,198,151	320,356

CO2 properties, equipment, and pipelines	1,748,673	1,529,781

Other	105,600	82,537

Less accumulated depletion, depreciation, amortization, and impairment	(2,121,315)	(1,825,528)

Net property and equipment	7,902,417	3,702,872

Derivatives	33,124	506

Goodwill	1,230,721	169,517

Other	217,923	141,321

Total assets	$9,843,203	$4,269,978

LIABILITIES AND EQUITY
Current liabilities:

Accounts payable and accrued liabilities	$309,241	$169,874

Oil and natural gas production payable	154,972	90,218

Derivatives	41,135	124,320

Current maturities of long-term debt	7,602	5,308

Other	4,070	4,070

Total current liabilities	517,020	393,790

Long-term liabilities:

Long-term debt, net of current portion	2,778,247	1,301,068

Asset retirement obligations, net of current portion	92,715	53,251

Deferred taxes	1,535,871	515,516

Derivatives	26,256	5,239

Other	29,176	28,877

Total long-term liabilities	4,462,265	1,903,951

Commitments and contingencies (Note 10)

Equity:

Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $.001 par value, 600,000,000 shares authorized; 399,700,260 and 261,929,292 shares issued, respectively	400	262

Paid-in capital in excess of par	3,029,885	910,540

Retained earnings	1,325,778	1,064,419

Accumulated other comprehensive loss	(561)	(557)

Treasury stock, at cost, 162,607 and 156,284 shares, respectively	(2,590)	(2,427)

Total Denbury stockholders’ equity	4,352,912	1,972,237

Noncontrolling interest	511,006	-

Total equity	4,863,918	1,972,237

Total liabilities and equity	$9,843,203	$4,269,978

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DENBURY RESOURCES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2010	2009	2010	2009

Revenues and other income:

Oil, natural gas, and related product sales	$460,785	$221,321	$1,279,699	$600,942

CO2 sales and transportation fees	4,653	3,659	13,840	9,708

Gain on sale of interests in Genesis	(3)	-	101,537	-

Interest income and other	1,268	2,269	7,658	7,750

Total revenues	466,703	227,249	1,402,734	618,400

Expenses:

Lease operating expenses	131,768	83,300	355,731	241,908

Production taxes and marketing expenses	35,542	10,461	92,959	30,437

CO2 discovery and operating expenses	2,488	1,047	5,537	3,442

General and administrative	37,115	24,038	101,016	79,828

Interest, net of amounts capitalized of $10,917, $20,872, $56,079, and $48,699, respectively	53,331	9,859	123,230	36,960

Depletion, depreciation, and amortization	111,602	53,525	322,683	177,145

Derivatives expense (income)	31,854	3,757	(138,045)	177,061

Transaction costs and other related to the Encore Merger	11,470	-	79,253	-

Total expenses	415,170	185,987	942,364	746,781

Income (loss) before income taxes	51,533	41,262	460,370	(128,381)

Income tax provision (benefit):

Current income taxes	3,704	(6,160)	11,314	18,140

Deferred income taxes	16,595	20,537	167,289	(67,869)

Consolidated net income (loss)	31,234	26,885	281,767	(78,652)

Less: net income attributable to noncontrolling interest	(2,130)	-	(20,408)	-

Net income (loss) attributable to Denbury stockholders	$29,104	$26,885	$261,359	$(78,652)

Net income (loss) per common share:

Basic	$0.07	$0.11	$0.72	$(0.32)

Diluted	$0.07	$0.11	$0.71	$(0.32)

Weighted average common shares outstanding:

Basic	395,913	246,795	362,241	246,156

Diluted	401,093	252,189	367,434	246,156
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DENBURY RESOURCES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Consolidated net income (loss)	$281,767	$(78,652)
Adjustments needed to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and amortization	322,683	177,145
Deferred income taxes	167,289	(67,869)
Gain on sale of interests in Genesis	(101,537)	-
Stock-based compensation	27,326	25,450
Non-cash fair value derivative adjustments	(185,009)	323,510
Founder’s retirement compensation	-	6,350
Other	14,254	2,440
Changes in operating assets and liabilities, net of effects from acquisitions:
Accrued production receivable	48,453	(23,672)
Trade and other receivables	20,548	2,609
Other assets	1,106	(210)
Accounts payable and accrued liabilities	8,257	38,757
Oil and natural gas production payable	10,553	205
Other liabilities	(22,915)	371

Net cash provided by operating activities	592,775	406,434

Cash flows used for investing activities:
Oil and natural gas capital expenditures	(500,062)	(289,815)
Acquisitions of oil and natural gas properties	(24,390)	(197,534)
Cash paid in Encore Merger, net of cash acquired	(813,894)	-
CO2 capital expenditures, including pipelines	(236,485)	(543,536)
Net proceeds from sales of oil and natural gas properties and equipment	909,986	303,450
Net proceeds from sale of interests in Genesis	162,619	-
Other	(17,927)	(8,955)

Net cash used for investing activities	(520,153)	(736,390)

Cash flows from financing activities:
Bank repayments	(1,519,000)	(606,000)
Bank borrowings	1,229,000	551,000
Senior subordinated notes tendered post Encore Merger	(616,637)	-
Net proceeds from issuance of senior subordinated debt	1,000,000	389,827
Net proceeds from issuance of common stock	8,614	10,595
Costs of debt financing	(76,232)	(10,080)
ENP distributions to noncontrolling interest	(24,513)	-
Other	(8,100)	(766)

Net cash provided by (used for) financing activities	(6,868)	334,576

Net increase in cash and cash equivalents	65,754	4,620
Cash and cash equivalents at beginning of period	20,591	17,069

Cash and cash equivalents at end of period	$86,345	$21,689

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DENBURY RESOURCES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)

	Denbury Stockholders
			Paid-In		Accumulated			Total
	Common Stock		Capital in		Other	Treasury Stock		Denbury
	($.001 Par Value)		Excess of	Retained	Comprehensive	(at cost)		Stockholders’	Noncontrolling	Total
	Shares	Amount	Par	Earnings	Loss	Shares	Amount	Equity	Interest	Equity

Balance - December 31, 2009	261,929,292	$262	$910,540	$1,064,419	$(557)	156,284	$(2,427)	$1,972,237	$-	$1,972,237
Repurchase of common stock	-	-	-	-	-	382,238	(6,144)	(6,144)	-	(6,144)
Issued pursuant to employee stock purchase plan	-	-	(2)	-	-	(375,915)	5,981	5,979	-	5,979
Issued pursuant to employee stock option plan	429,038	-	2,635	-	-	-	-	2,635	-	2,635
Issued pursuant to directors’ compensation plan	12,413	-	196	-	-	-	-	196	-	196
Issued pursuant to Encore Merger	135,170,505	135	2,085,546	-	-	-	-	2,085,681	-	2,085,681
Restricted stock grants	1,979,557	2	(1)	-	-	-	-	1	-	1
Restricted stock grants - forfeited	(267,038)	-	-	-	-	-	-	-	-	-
Performance-based shares issued	446,493	1	-	-	-	-	-	1	-	1
Stock-based compensation	-	-	30,815	-	-	-	-	30,815	-	30,815
Income tax benefit from equity awards	-	-	156	-	-	-	-	156	-	156
ENP revaluation at Encore Merger	-	-	-	-	-	-	-	-	515,210	515,210
ENP cash distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(24,512)	(24,512)
Derivative contracts, net	-	-	-	-	(4)	-	-	(4)	(100)	(104)
Consolidated net income	-	-	-	261,359	-	-	-	261,359	20,408	281,767

Balance - September 30, 2010	399,700,260	$400	$3,029,885	$1,325,778	$(561)	162,607	$(2,590)	$4,352,912	$511,006	$4,863,918

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DENBURY RESOURCES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2010	2009	2010	2009

Consolidated net income (loss)	$31,234	$26,885	$281,767	$(78,652)
Other comprehensive income (loss), net of income tax:
Interest rate lock derivative contracts reclassified to income, net of tax of $11, $11, $32, and $32, respectively	17	17	52	52
Change in deferred hedge loss on interest rate swaps, net of tax of $14, $0, $32, and $0, respectively	(68)	-	(155)	-

Consolidated comprehensive income (loss)	31,183	26,902	281,664	(78,600)
Less: comprehensive income attributable to noncontrolling interest	(2,074)	-	(20,308)	-

Comprehensive income (loss) attributable to Denbury stockholders	$29,109	$26,902	$261,356	$(78,600)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Description of Business
Organization and Nature of Operations
        Denbury is a growing independent oil and natural gas company.   Denbury is the largest oil and natural gas operator in both Mississippi and Montana, owns the largest reserves of CO2 used for tertiary oil recovery east of the Mississippi River, and holds significant operating acreage in the Rockies and Gulf Coast regions.   Denbury’s goal is to increase the value of acquired properties through a combination of exploitation, drilling and proven engineering extraction practices, with its most significant emphasis relating to tertiary recovery operations.
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
        Denbury has consolidated Encore’s results of operations beginning March 9, 2010, the acquisition date.   See Note 3, Acquisitions and Divestitures, for additional information.
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
        Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year.   In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of Denbury’s consolidated financial position as of September 30, 2010, its consolidated results of operations for the three and nine months ended September 30, 2010 and 2009, and its consolidated cash flows for the nine months ended September 30, 2010 and 2009. Certain prior period items have been reclassified to make the classification consistent with the classification in the most recent quarter.
Revised accounting policy for CO2 properties
        During the third quarter 2010, the Company revised its accounting policies for CO2 properties.   Previously, the Company accounted for its CO2 properties in a manner similar to its method of accounting for its oil and natural gas properties, as the process and activities used by the Company to identify, develop and produce CO2 reserves are virtually identical to those used to identify, develop and produce its oil and natural gas reserves.   However, because CO2 is not a hydrocarbon, it is excluded from the scope of FASC Topic 932, Extractive Industries – Oil and Gas and, therefore, the Company is precluded from accounting for its CO2 operations in accordance with FASC Topic 932.

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
        Accordingly, commencing July 1, 2010, the Company will expense costs incurred to search for new CO2 resources.   Once proved or probable CO2 reserves are established, costs incurred to develop that resource will be capitalized.   Capitalized costs associated with drilling activities will be depleted on a units-of-production basis over proved developed CO2 reserves.   Other capitalized CO2 costs will be depleted on a units-of-production basis over proved and probable CO2 reserves.   Leasehold acquisition costs will be capitalized as a tangible asset, subject to depletion upon identification of proved or probable CO2 reserves, or expensed if no reserves are identified or the lease is abandoned.
        Capitalized CO2 properties and CO2 pipelines will be included as a reduction of future net revenues in our oil and natural gas ceiling test to the extent these assets will be used to produce proved oil reserves.   The remaining net capitalized CO2 asset cost will be evaluated for impairment by comparing our expected future revenues from these assets to their net carrying value.
        The impact of the revised accounting policy on our historical financial statements is not material to any individual year, nor is the cumulative impact material to our projected financial results for the year ended December 31, 2010.   The Company has recognized the cumulative impact of the revised accounting policy as a non-cash net reduction to depletion, depreciation, and amortization during the three months ended September 30, 2010 resulting in a pretax credit of $9.6 million ($6.0 million after tax), which reflects a reduction to CO2 properties, equipment and pipelines of $26.1 million offset by a decrease in accumulated depletion, depreciation and amortization of $35.7 million.   The cumulative adjustment did not have an impact on our cash flows. We expensed $1.2 million of CO2 discovery costs during the third quarter of 2010.
Noncontrolling Interest
        As of September 30, 2010, Denbury owned approximately 46% of ENP’s outstanding common units.   Denbury also owns 100% of Encore Energy Partners GP LLC (“GP LLC”), a Delaware limited liability company and indirect wholly-owned subsidiary of Denbury, which is ENP’s general partner.   Considering the presumption of control of GP LLC in accordance with the Consolidations topic of the FASC, the financial position, results of operations, and cash flows of ENP have been consolidated with those of Denbury beginning March 9, 2010, the acquisition date.
        As presented in the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010, the $511 million of “Noncontrolling interest” represents third-party ownership interests other than Denbury’s in ENP.   As presented in the accompanying Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2010, “Net income attributable to noncontrolling interest” of $2.1 million represents ENP’s results of operations attributable to third-party owners other than Denbury, and “Net income attributable to noncontrolling interest” for the nine months ended September 30, 2010 of $20.4 million represents ENP’s results of operations attributable to third-party owners from March 9, 2010 through September 30, 2010.
Supplemental Cash Flow Information
        The following table sets forth supplemental cash flow information for the periods indicated:

	Nine Months Ended
	September 30,
In thousands	2010	2009

Cash paid for interest, net of amounts capitalized	$114,012	$14,114
Interest capitalized	56,079	48,699
Cash paid (refunded) for income taxes	166	(4,894)
Increase (decrease) in liabilities for capital expenditures	13,880	(54,830)
Issuance of Denbury common stock in connection with the Encore Merger	2,085,681	-

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) attributable to Denbury stockholders by the weighted average number of shares of common stock outstanding during the period.   Diluted net income (loss) per common share is calculated in the same manner, but also considers the impact of the potential dilution from stock options, unvested stock appreciation rights (“SARs”), unvested restricted stock, and unvested performance equity awards. For the three and nine months ended September 30, 2010 and 2009, there were no adjustments to net income (loss) attributable to Denbury stockholders for purposes of calculating diluted net income (loss) per common share.   The following is a reconciliation of the weighted average common shares used in the basic and diluted net income (loss) per common share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2010	2009	2010	2009

Basic weighted average common shares	395,913	246,795	362,241	246,156
Potentially dilutive securities:
Stock options and SARs	3,647	4,006	3,772	-
Performance equity awards	292	259	305	-
Restricted stock	1,241	1,129	1,116	-

Diluted weighted average common shares	401,093	252,189	367,434	246,156

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
        Basic weighted average common shares excludes 3.3 million shares and 2.5 million shares at September 30, 2010 and 2009, respectively, of unvested restricted stock. As these restricted shares vest, they will be included in the shares outstanding used to calculate basic net income (loss) per common share, although all restricted stock is issued and outstanding upon grant.   For purposes of calculating diluted weighted average common shares, unvested restricted stock is included in the computation using the treasury stock method, with the proceeds equal to the average unrecognized compensation during the period, adjusted for any estimated future tax consequences recognized directly in equity.   Shares of common stock issued in the Encore Merger were weighted from March 9, 2010 through September 30, 2010.   The dilution impact of these shares on Denbury’s earnings per share calculations may increase in future periods depending on the market price of Denbury’s common stock during those periods.
        The following securities could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	As of September 30,
In thousands	2010	2009

Stock options and SARs	4,357	10,813
Performance equity awards	-	476
Restricted stock	77	2,454

Total	4,434	13,743

CO2 Pipelines
        CO2 pipelines are used for transporting CO2 to Denbury’s tertiary floods from its CO2 source fields located near Jackson, Mississippi.   Denbury is continuing expansion of its CO2 pipeline infrastructure with several pipelines currently under construction. At September 30, 2010 and December 31, 2009, Denbury had $106.8 million and $779.1 million of costs (including capitalized interest), respectively, related to pipeline construction, primarily the Green Pipeline, in progress, recorded under “CO2 properties, equipment, and pipelines” in the accompanying Unaudited Condensed Consolidated Balance Sheets.   The costs of CO2 pipelines under construction were not being depreciated at September 30, 2010 or December 31, 2009.   For financial accounting purposes, depreciation commences when the pipelines are placed into service, and each pipeline is depreciated on a straight-line basis over its estimated useful life, which ranges from 20 to 50 years.   During June 2010, Denbury placed in service the first phase of the Green Pipeline, a 320-mile CO2 pipeline that runs from southern Louisiana to near Houston, Texas, at which time it became subject to depreciation for financial accounting purposes.   This first phase runs to Denbury’s Oyster Bayou Field in Southeast Texas.   Denbury filled this pipeline with CO2 from its source at Jackson Dome during June and commenced first injection of CO2 at the Oyster Bayou Field on June 29, 2010.   The $106.8 million of costs related to pipeline construction in progress at September 30, 2010, primarily consist of costs incurred for the remaining portion of the Green Pipeline to the Hastings Field.

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Goodwill
         The following table summarizes the changes in Denbury’s goodwill for the period indicated:

Nine Months Ended
In thousands	September 30, 2010

Balance, beginning of period	$169,517
Adjustment to goodwill related to the acquisition of interests in the Conroe Field(1)	318
Goodwill related to the Encore Merger(2)	1,060,886

Balance, end of period	$1,230,721

(1)	Goodwill related to the acquisition of interests in the Conroe Field increased due to the finalization of reserve estimates, offset by closing adjustments.

(2)	See Note 3, Acquisitions and Divestitures.
Recently Adopted Accounting Pronouncements
         ASU 2010-20.   In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit losses—ASC 310 (“ASU 2010-20”). ASU 2010-20 enhances disclosures about the credit quality of financing receivables and the allowance for credit losses, by requiring an entity to provide disaggregated and class information, credit quality indicators, past due information, and information about modifications of its financing receivables, and other information. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on and after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.   Since ASU 2010-20 will only amend disclosure requirements and not current accounting practice, the ASU will not impact Denbury’s results of operations or financial position.
         Subsequent Events.   In February 2010, the FASB issued guidance in the Subsequent Events topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the Subsequent Events topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated.   This guidance was prospectively effective upon issuance.   The adoption of this guidance did not impact Denbury’s results of operations or financial condition.
Note 3. Acquisitions and Divestitures
Merger with Encore Acquisition Company
         As previously discussed in Note 1, Description of Business, on March 9, 2010, the Encore Merger was consummated.   The Encore Merger was financed through a combination of $1.0 billion of 8.25% Senior Subordinated Notes due 2020, which Denbury issued on February 10, 2010, a new $1.6 billion revolving credit agreement entered into on March 9, 2010, and the assumption of Encore’s remaining outstanding senior subordinated notes.   See Note 5, Long-Term Debt, for additional information.
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

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
        The Encore Merger met the definition of a business combination under the FASC Business Combinations topic.   As such, Denbury estimated the fair value of Encore as of the acquisition date, which is the date on which Denbury obtained control of Encore.   The acquisition date for the Encore Merger was March 9, 2010.   The FASC Fair Value Measurements and Disclosures topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (often referred to as the “exit price”).   The fair value measurement is based on the assumptions of market participants and not those of the reporting entity.   Therefore, entity-specific intentions should not impact the measurement of fair value unless those assumptions are consistent with market participant views.
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
        The fair value of Encore was based on significant inputs not observable in the market, which FASC Fair Value Measurements and Disclosures topic defines as Level 3 inputs.   Key assumptions include (1) NYMEX oil and natural gas futures (this input is observable), (2) projections of the estimated quantities of oil and natural gas reserves, including those classified as proved, probable, and possible, (3) projections of future rates of production, (4) timing and amount of future development and operating costs, (5) projected cost of CO2 to a market participant, (6) projected recovery factors, and (7) risk-adjusted discount rates.   The fair value of the oil and natural gas properties was determined using a risk-adjusted after-tax discounted cash flow analysis.   Denbury applies full cost accounting rules, under which the acquisition cost of oil and natural gas properties are recognized on a cost center basis (country), of which Denbury has only one cost center (United States). All of the goodwill was assigned to this single reporting unit.   None of the goodwill is deductible for income tax purposes.
Preliminary Purchase Price Allocation in Encore Merger
        The following table is a summary of the consideration issued in the Encore Merger and the fair value of the assets acquired and liabilities assumed at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling interest in ENP:

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements

In thousands

Consideration and noncontrolling interest:
Fair value of Denbury common stock issued(1)	$2,085,681
Cash payment to Encore stockholders(2)	833,909
Severance payments	32,925

Consideration issued	2,952,515
Fair value of noncontrolling interest of ENP(3)	515,210

Consideration and noncontrolling interest of ENP(4)	3,467,725

Add: fair value of liabilities assumed:
Accounts payable and accrued liabilities	115,999
Oil and natural gas production payable	54,201
Current derivatives	65,954
Other current liabilities	38,407
Long-term debt	1,375,149
Asset retirement obligations, net of current portion	42,360
Long-term derivatives	35,631
Long-term deferred taxes	871,912
Other long-term liabilities	2,717

Amount attributable to liabilities assumed	2,602,330
Less: fair value of assets acquired:
Cash and cash equivalents	51,850
Accrued production receivable	124,494
Trade and other receivables	46,383
Current derivatives	29,737
Oil and natural gas properties – proved	3,340,141
Oil and natural gas properties – unevaluated	1,279,000
CO2 properties, equipment, and pipelines	7,254
Other property, plant, and equipment	11,475
Long-term derivatives	35,207
Other long-term assets	83,628

Amount attributable to assets acquired	5,009,169

Goodwill	$1,060,886

(1)	135.2 million Denbury common shares at $15.43 per share.

(2)	Based on holders of 55.3 million Encore common shares being paid $15.00 per share plus cash payment to stock option holders of $4.5 million.

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

        For the three months ended September 30, 2010 and for the period from March 9, 2010 to September 30, 2010, Denbury recognized $174.3 million and $435.2 million of oil, natural gas and related product sales, respectively, related to the Encore Merger.   For the three months ended September 30, 2010 and for the period from March 9, 2010 to September 30, 2010, Denbury recognized $114.1 million and $294.8 million net field operating income (oil, natural gas and related product sales less lease operating expenses and production taxes and marketing expenses), respectively, related to the Encore Merger.   Transaction and other costs related to the Encore Merger included in the Company’s Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010 include $47.9 million

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
of professional, legal and accounting fees, which have been expensed as incurred, and $31.4 million of employee-related severance and termination costs, which are accrued over the employees’ service period.
2009 Conroe Field Acquisition
        In December 2009, Denbury acquired a 91.4% interest in the Conroe Field, a significant potential tertiary flood north of Houston, Texas, for total consideration of approximately $422.9 million comprised of approximately $254.2 million in cash and 11,620,000 shares of Denbury common stock.   The common stock was valued at $168.7 million based on the closing price of Denbury’s stock on December 18, 2009 of $14.52 per share.   The effective date of purchase was December 1, 2009.   The cash amount paid at closing was $268.5 million, which includes $15.6 million for amounts in escrow accounts reserved for plugging and abandonment and other adjustments.   Denbury recorded approximately $31.0 million of goodwill related to the acquisition of interests in the Conroe Field.
        Denbury shares issued in a private placement in conjunction with the purchase of interests in the Conroe Field were subsequently registered for resale with the SEC on February 2, 2010, as required under a registration rights agreement.   The registration rights agreement provides that the registration statement for the shares remain effective for approximately one year.
2009 Hastings Field Acquisition
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
2009 Sale of Barnett Shale Properties
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

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
2010 Sale of Interests in Genesis Energy, L.P. (“Genesis”)
        In February 2010, Denbury sold its interest in Genesis Energy, LLC, the general partner of Genesis, for net proceeds of approximately $84 million, after giving effect to the change of control provision of the incentive compensation agreement with Genesis’ management, which was triggered and under which Denbury paid a total of $14.9 million comprised of deferred compensation of $1.9 million and change of control redemption of $13.0 million.   In February 2010, Denbury recognized general and administrative expense of $1.1 million associated with the $14.9 million payment.   The remainder of the payment had been previously accrued in Denbury’s financial statements as of December 31, 2009.   In March 2010, Denbury sold all of its Genesis common units in a secondary public offering for net proceeds of approximately $79 million.   As a result, Denbury no longer holds any interest in Genesis.   Denbury recognized a pre-tax gain of approximately $101.5 million ($63.0 million after tax) on these dispositions.
2010 Sale of Southern Properties
        In May 2010, Denbury sold certain oil and natural gas properties and related assets acquired in the Encore Merger, primarily located in the Permian Basin in West Texas and southeastern New Mexico; the Mid-continent area, which includes the Anadarko Basin in Oklahoma, Texas, and Kansas; and the East Texas Basin (the “Southern Assets”) to Quantum Resources Management, LLC for consideration of $883.9 million after closing adjustments and including a prior $45 million deposit.   The effective date of the sale was May 1, 2010.   Denbury reduced its full cost pool by the amount of the net proceeds and did not record a gain or loss on the sale in accordance with the full cost method of accounting.
2010 Sale of Cleveland Sand Play Properties
        In August 2010, Denbury sold certain oil and natural gas properties and related assets acquired in the Encore Merger, primarily located in the Cleveland Sand Play of western Oklahoma, for consideration of $32.1 million after closing adjustments.   The effective date of the sale was August 1, 2010.   Denbury reduced its full cost pool by the amount of the net proceeds and did not record a gain or loss on the sale in accordance with the full cost method of accounting.
Pending Sale of Haynesville and East Texas Natural Gas Properties
        In October 2010, Denbury entered into an agreement to sell its Haynesville and East Texas oil and natural gas properties to a private company for consideration of $217.5 million before closing adjustments.   The effective date of the sale will be September 1, 2010, and it is expected to close by early December of 2010.
Recent Acquisition of Reserves in Rocky Mountain Region at Riley Ridge
        In October 2010, Denbury acquired a 42.5% non-operated working interest in the Riley Ridge Federal Unit located in the LaBarge Field of southwestern Wyoming, a significant natural source of CO2 as well as natural gas and helium, for consideration of $124.3 million after closing adjustments.   The acquisition also includes approximately 33% of the CO2 rights in an additional 28,000 acres adjoining the Riley Ridge Unit.
Pro Forma Information
        The following unaudited pro forma condensed financial data for the three and nine months ended September 30, 2010 gives effect to the Encore Merger as if it had occurred on January 1, 2010.   The following unaudited pro forma condensed financial data for the three and nine months ended September 30, 2009 gives effect to the Encore Merger, the acquisition of interests in the Conroe Field in December 2009 and the acquisition of interests in the Hastings Field in February 2009 as if each had occurred on January 1, 2009.   The unaudited pro forma condensed consolidated financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates indicated and is not intended to be a projection of future results.

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per share amounts	2010	2009	2010	2009

Pro forma total revenues	$466,703	$425,583	$1,579,184	$1,114,439
Pro forma net income (loss) attributable to Denbury stockholders	$29,104	$32,612	$276,527	$(135,954)
Pro forma net income (loss) per common share:
Basic	$0.07	$0.08	$0.70	$(0.35)
Diluted	$0.07	$0.08	$0.69	$(0.35)
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
     The following table summarizes the changes in Denbury’s asset retirement obligations for the period indicated:

Nine Months Ended
In thousands	September 30, 2010

Balance, beginning of period	$54,338
Liabilities incurred and assumed during period	3,185
Liabilities assumed in the Encore Merger	43,783
Revisions in estimated retirement obligations	2,583
Liabilities settled during period	(4,552)
Accretion expense	4,676
Sales of properties	(7,669)

Balance, end of period	$96,344

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
     At September 30, 2010 and December 31, 2009, approximately $3.6 million and $1.1 million, respectively, of Denbury’s asset retirement obligations were classified in “Accounts payable and accrued liabilities” under current liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Denbury has escrow accounts that are legally restricted for certain of its asset retirement obligations. The balances of these escrow accounts were approximately $33.0 million and $22.8 million at September 30, 2010 and December 31, 2009, respectively, and are included in “Other assets” in the accompanying Unaudited Condensed Consolidated Balance Sheets.
Note 5. Long-Term Debt
     The following table shows the components of Denbury’s long-term debt as of the periods indicated:

	September 30,	December 31,
In thousands, except percentages	2010	2009

Denbury Credit Agreement	$120,000	$-
ENP Credit Agreement	240,000	-
Senior bank loan (replaced with Denbury Credit Agreement)	-	125,000
7.5% Senior Subordinated Notes due 2013, net of discount of $486 and $631, respectively	224,514	224,369
6.25% Senior Subordinated Notes due 2014, including premium of $12	1,084	-
7.5% Senior Subordinated Notes due 2015, including premium of $449 and $513, respectively	300,449	300,513
6.0% Senior Subordinated Notes due 2015, including premium of $5	490	-
9.5% Senior Subordinated Notes due 2016, including premium of $15,273	240,193	-
9.75% Senior Subordinated Notes due 2016, net of discount of $23,210 and $26,424, respectively	403,140	399,926
7.25% Senior Subordinated Notes due 2017, including premium of $26	2,276	-
8.25% Senior Subordinated Notes due 2020	996,273	-
Northeast Jackson Dome pipeline financing	168,188	170,633
Free State pipeline financing	81,710	79,987
Capital lease obligations	7,532	5,948

Total	2,785,849	1,306,376
Less current portion	7,602	5,308

Long-term debt and capital lease obligations	$2,778,247	$1,301,068

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
     Availability under the Denbury Credit Agreement is subject to a borrowing base, which is redetermined semi-annually on or prior to May 1 and November 1 and upon requested special redeterminations. The Denbury Credit Agreement provides for a borrowing base of $1.6 billion, which was reaffirmed on November 1, 2010. The borrowing base represents the amount that can be borrowed based on the reserves and certain other oil and natural gas assets of Denbury and its restricted subsidiaries, as confirmed by the banks, while the commitment amount is the amount the banks have committed to fund pursuant to the terms of the Denbury Credit Agreement. The borrowing base is adjusted at the banks’ discretion and is based in part upon external factors over which Denbury has no control. If the borrowing base were to be less than outstanding borrowings under the Denbury Credit Agreement, Denbury would be required to repay the deficit over a period of four months. In conjunction with the sale of the Southern Assets, lending banks performed a redetermination of the borrowing base under the Denbury Credit Agreement and left the borrowing base unchanged. Denbury incurs a commitment fee of 0.5% on the unused portion of the credit facility or if less, the borrowing base. Loans under the Denbury Credit Agreement mature in March 2014.
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
     The ENP Credit Agreement provides for revolving credit loans to be made to OLLC from time to time and letters of credit to be issued from time to time for the account of OLLC or any of its restricted subsidiaries. The aggregate amount of the commitments of the lenders under the ENP Credit Agreement is $475 million. Availability under the ENP Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. As of September 30, 2010, the borrowing base was $375 million and there were $240 million of outstanding borrowings under the ENP Credit Agreement.
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
Issuance of 8.25% Senior Subordinated Notes due 2020
     On February 10, 2010, Denbury issued $1.0 billion of 8.25% Senior Subordinated Notes due 2020 (the “2020 Notes”), for net proceeds after underwriting discounts and commissions of $980 million. The 2020 Notes were sold at par. Upon the closing of the Encore Merger, $400 million of the net proceeds were used to finance a portion of the Encore Merger consideration. Under the indenture governing the 2020 Notes, to the extent that fewer than $600 million principal amount of Encore’s outstanding senior subordinated notes were repurchased in tender offers or change of control repurchases under the Encore indentures, Denbury was required to redeem an equal amount of the 2020 Notes, plus accrued and unpaid interest. Denbury redeemed $500.5 million principal amount of Encore’s outstanding senior subordinated notes in a tender offer, repurchased an additional $95.7 million principal amount of Encore’s outstanding senior subordinated notes under change of control provisions, and redeemed $3.7 million principal amount of the 2020 Notes. See Tender Offers and Consent Solicitations for Encore’s Senior Subordinated Notes; Supplements to Indentures Governing Encore’s Senior Subordinated Notes below.
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
     Prior to February 15, 2013, Denbury may at its option redeem up to an aggregate of 35% of the principal amount of the 2020 Notes at a price of 108.25% with the proceeds of certain equity offerings. In addition, at any time prior to February 15, 2015, Denbury may redeem 100% of the principal amount of the 2020 Notes at a price equal to 100% of the principal amount plus a “make-whole” premium and accrued and unpaid interest. The indenture contains certain restrictions on Denbury’s ability to incur additional debt, pay dividends on its common stock, make investments, create liens on its assets, engage in transactions with its affiliates, transfer or sell assets, consolidate or merge, or sell substantially all of its assets. The 2020 Notes are not subject to any sinking fund requirements. Certain of Denbury’s subsidiaries fully and unconditionally guarantee this debt.

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Supplements to Indentures Governing Denbury’s Senior Subordinated Notes
     On March 9, 2010, upon closing of the Encore Merger, Denbury became an obligor, as successor in interest to Encore, with respect to Encore’s senior subordinated notes, which are governed by four indentures covering an aggregate original principal amount of $825 million. In conjunction with the closing of the Encore Merger, Denbury and its subsidiaries entered into supplemental indentures to add subsidiary guarantors, as required under the Encore indentures as well as the indentures governing Denbury’s senior subordinated notes. The Encore legacy subsidiaries, with permitted exceptions, became guarantors under the Denbury indentures that were in effect prior to the Encore Merger and the Denbury legacy subsidiaries, with permitted exceptions, became guarantors under the Encore indentures with respect to which Denbury succeeded Encore.
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
     On March 12, 2010, Denbury commenced a second tender offer to repurchase, for 101% of the face amount, the $99.5 million on notes that remained outstanding after completion of the February 8, 2010 tender. The March 12, 2010 tender also included an initial offer to purchase, for 101% of the face amount, the $225 million of outstanding 9.5% Notes. These change-of-control tenders were required by each of the Encore indentures. In April 2010, Denbury purchased approximately $95.7 million of these senior subordinated notes, leaving approximately $228.7 million of former Encore notes outstanding.
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

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
     All of the Encore indentures, including the 9.5% Indenture, also have covenants limiting the sale of assets and providing a put right by holders upon change of control, as well as other certain affirmative and negative covenants.
Note 6. Derivative Instruments and Hedging Activities
Derivative Policy
     Denbury applies the provisions of the Derivatives topic of the FASC, which requires each derivative instrument to be recorded in the balance sheet at fair value. If a derivative has not been designated as a hedge or does not otherwise qualify for hedge accounting, it must be adjusted to fair value through earnings. However, if a derivative qualifies for hedge accounting, depending on the nature of the hedge, the effective portion of changes in fair value can be recognized in accumulated other comprehensive income or loss within equity until such time as the hedged item is recognized in earnings. In order to qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows of the hedged item. In addition, all hedging relationships must be designated, documented, and reassessed periodically.
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
Oil and Natural Gas Derivative Contracts
     From time to time, Denbury enters into various oil and natural gas derivative contracts to provide an economic hedge of its exposure to commodity price risk associated with anticipated future oil and natural gas production. Denbury does not hold or issue derivative financial instruments for trading purposes. These contracts consist of price floors, collars, and fixed price swaps. Historically, Denbury has hedged up to 80% of its anticipated production for the following year to provide it with a reasonably certain amount of cash flow to cover most of its budgeted exploration and development expenditures without incurring significant debt. In October 2010, Denbury entered into costless collar crude oil contracts covering 6,000 Bbls/d during the second half of 2011 and 12,000 Bbls/d during the first quarter of 2012.
     As a result of the anticipated sale of the Haynesville and East Texas assets, upon closing Denbury expects to terminate a portion of its remaining 2010 and 2011 natural gas hedges during the fourth quarter of 2010. See Note 13, Subsequent Events, for additional information.
     Denbury manages and controls market and counterparty credit risk through established internal control procedures that are reviewed on an ongoing basis. Denbury attempts to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification. All of Denbury’s and ENP’s commodity derivative contracts are with parties that are lenders under their respective credit agreements. Denbury has included an estimate of nonperformance risk in the fair value measurement of its commodity derivative contracts as required by FASC guidance on fair value. At September 30, 2010 and December 31, 2009, the net asset (liability) of Denbury’s open commodity derivative contracts of $67.2 million and ($128.7) million, respectively, included a reduction of $0.6 million and $0.8 million, respectively, for estimated nonperformance risk.

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
     The following is a summary of “Derivatives expense (income)” included in the accompanying Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

In thousands	2010	2009	2010	2009

Receipts (payments) on settlement of oil derivative contracts	$(3,590)	$18,527	$(80,969)	$146,365
Receipts on settlement of natural gas derivative contracts	13,626	-	34,005	-
Fair value adjustments to derivative contracts income (expense)	(42,517)	(22,284)	183,512	(323,426)
Ineffectiveness on interest rate swaps	627	-	1,497	-

Derivatives income (expense)	$(31,854)	$(3,757)	$138,045	$(177,061)

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
     The following tables present the fair value of commodity derivative contracts for (1) Denbury excluding ENP and (2) ENP standalone:
Fair Value of Commodity Derivative Contracts Not Classified as Hedging Instruments - Excluding ENP

							Estimated Fair Value
				NYMEX Contract Prices Per Bbl			Asset (Liability)
		Type of		Weighted Average Price			September 30,	December 31,
Year	Months	Contract	Bbls/d	Swap	Floor	Ceiling	2010	2009

							(In thousands)
Oil Contracts:
2010	Jan - Mar	Swap	30,625	$55.40	$-	$-	$-	$(63,525)
		Collar	10,000	-	67.45	86.38	-	95

	Total Jan - Mar 2010		40,625				$-	$(63,430)

	Apr - June	Collar	35,000	-	62.13	89.08	-	(24,741)

	Total Apr - June 2010		35,000				$-	$(24,741)

	July - Sept	Collar	35,000	-	62.13	89.08	-	(20,761)

	Total July - Sept 2010		35,000				$-	$(20,761)

	Oct - Dec	Swap	5,625	$71.15	$-	$-	$(5,142)	$-
		Collar	35,000	-	62.13	89.08	(3,840)	(13,320)
		Put	7,125	-	64.77	-	284	-

	Total Oct - Dec 2010		47,750				$(8,698)	$(13,320)

2011	Jan - Mar	Swap	625	$79.18	$-	$-	$(229)	$-
		Collar	43,500	-	70.34	100.20	2,748	177
		Put	6,625	-	69.53	-	1,300	-

	Total Jan - Mar 2011		50,750				$3,819	$177

	Apr - June	Swap	625	$79.18	$-	$-	$(297)	$-
		Collar	43,500	-	70.34	100.20	1,976	(318)
		Put	6,625	-	69.53	-	2,090	-

	Total Apr - June 2011		50,750				$3,769	$(318)

	July - Sept	Swap	625	$79.18	$-	$-	$(350)	$-
		Collar	40,500	-	70.37	100.03	(703)	(1,078)
		Put	6,625	-	69.53	-	2,680	-

	Total July - Sept 2011		47,750				$1,627	$(1,078)

	Oct - Dec	Swap	625	$79.18	$-	$-	$(395)	$-
		Collar	41,500	-	70.36	101.64	(1,792)	(2,533)
		Put	6,625	-	69.53	-	3,050	-

	Total Oct - Dec 2011		48,750				$863	$(2,533)

2012	Jan - Mar	Swap	625	$81.04	$-	$-	$(312)	$-
		Collar	32,000	-	70.00	101.12	(3,427)	-
		Put	625	-	65.00	-	237	-

	Total Jan - Mar 2012		33,250				$(3,502)	$-

	Apr - Jun	Swap	625	$81.04	$-	$-	$(337)	$-
		Put	625	-	65.00	-	266	-

	Total Apr - Jun 2012		1,250				$(71)	$-

	Jul - Sept	Swap	625	$81.04	$-	$-	$(360)	$-
		Put	625	-	65.00	-	277	-

	Total July - Sept 2012		1,250				$(83)	$-

	Oct - Dec	Swap	625	$81.04	$-	$-	$(378)	$-
		Put	625	-	65.00	-	301	-

	Total Oct - Dec 2012		1,250				$(77)	$-

				Total Oil Contracts - Excluding ENP			$(2,353)	$(126,004)

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements

							Estimated Fair Value
				Contract Prices Per Mcf/d			Asset (Liability)
		Type of		Weighted Average Price			September 30,	December 31,
Year	Months	Contract	Mcf/d	Swap	Floor	Ceiling	2010	2009

							(In thousands)
Natural Gas Contracts:
2010	Jan - Mar	Swap	79,000	$5.77	$-	$-	$-	$92

	Total Jan - Mar 2010		79,000				$-	$92

	Apr - June	Swap	79,000	$5.77	$-	$-	$-	$397

	Total Apr - June 2010		79,000				$-	$397

	July - Sept	Swap	59,000	$5.96	$-	$-	$-	$(294)
		Collar	10,000	-	5.13	6.25	-	-

	Total July - Sept 2010		69,000				$-	$(294)

	Oct - Dec	Swap	59,000	$5.96	$-	$-	$11,054	$(1,954)
		Collar	10,000	-	5.13	6.25	1,191	-

	Total Oct - Dec 2010		69,000				$12,245	$(1,954)

2011	Jan - Dec	Swap	47,000	$6.36	$-	$-	$33,567	$(981)

	Total Jan - Dec 2011		47,000				$33,567	$(981)

2012	Jan - Dec	Swap	20,000	$6.53	$-	$-	$11,758	$-

	Total Jan - Dec 2012		20,000				$11,758	$-

Total Natural Gas Contracts - Excluding ENP							$57,570	$(2,740)

Total Commodity Derivative Contracts - Excluding ENP							$55,217	$(128,744)

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Fair Value of Commodity Derivative Contracts Not Classified as Hedging Instruments - ENP

							Estimated Fair Value
				NYMEX Contract Prices Per Bbl			Asset (Liability)
		Type of			Average Price		September 30,	December 31,
Year	Months	Contract	Bbls/d	Swap	Floor	Ceiling	2010	2009

							In thousands
Oil Contracts:
2010	Oct - Dec	Swap	1,010	$73.08	$-	$-	$(746)	$-
		Collar	1,440	-	69.58	82.29	(404)	-
		Put	2,200	-	77.78	-	297	-

	Total Oct - Dec 2010		4,650				$(853)	$-

2011	Jan - Mar	Swap	1,010	$76.28	$-	$-	$(631)	$-
		Collar	1,440	-	73.06	95.41	99	-
		Put	2,200	-	74.82	-	711	-

	Total Jan - Mar 2011		4,650				$179	$-

	Apr - June	Swap	1,010	$76.28	$-	$-	$(743)	$-
		Collar	1,440	-	73.06	95.41	32	-
		Put	2,200	-	74.82	-	1,008	-

	Total Apr - June 2011		4,650				$297	$-

	July - Sept	Swap	1,010	$76.28	$-	$-	$(831)	$-
		Collar	1,440	-	73.06	95.41	(70)	-
		Put	2,200	-	74.82	-	1,226	-

	Total July - Sept 2011		4,650				$325	$-

	Oct - Dec	Swap	1,010	$76.28	$-	$-	$(904)	$-
		Collar	1,440	-	73.06	95.41	(180)	-
		Put	2,200	-	74.82	-	1,367	-

	Total Oct - Dec 2011		4,650				$283	$-

2012	Jan - Dec	Swap	1,510	$77.25	$-	$-	$(5,398)	$-
		Collar	750	-	68.33	81.12	(2,896)	-
		Put	1,510	-	65.83	-	2,728	-

	Total Jan - Dec 2012		3,770				$(5,566)	$-

Total Oil Contracts - ENP							$(5,335)	$-

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements

							Estimated Fair Value
				Contract Prices Per MMBtu			Asset
		Type of			Average Price		September 30,	December 31,
Year	Months	Contract	MMBtu/d	Swap	Floor	Ceiling	2010	2009

							In thousands
Natural Gas Contracts:
2010	Oct - Dec	Swap	6,002	$6.17	$-	$-	$1,351	$-
		Collar	3,800	-	7.20	9.58	1,147	-
		Put	4,698	-	8.07	-	1,803	-

	Total Oct - Dec 2010		14,500				$4,301	$-

2011	Jan - Dec	Swap	8,502	$6.33	$-	$-	$6,514	$-
		Put	3,398	-	6.31	-	2,569	-

	Total Jan - Dec 2011		11,900				$9,083	$-

2012	Jan - Dec	Swap	6,002	$6.22	$-	$-	$3,191	$-
		Put	898	-	6.76	-	697	-

	Total Jan - Dec 2012		6,900				$3,888	$-

Total Natural Gas Contracts - ENP							$17,272	$-

Total Commodity Derivative Contracts - ENP							$11,937	$-

       As of September 30, 2010, Denbury had $32.4 million of deferred premiums payable, which relate to various oil and natural gas floor contracts and are payable on a monthly basis from October 2010 to January 2013. These premiums are excluded from the above tables.
Interest Rate Swaps
       ENP uses derivative instruments in the form of interest rate swaps which hedge risk related to interest rate fluctuation, whereby it converts the interest due on certain floating-rate debt under its revolving credit agreement to a weighted average fixed rate. The following table summarizes ENP’s open interest rate swaps as of September 30, 2010, all of which were entered into with Bank of America, N.A.:

Term	Notional Amount	Fixed Rate	Floating Rate

	(In thousands)
October 2010 - Jan. 2011	$50,000	3.1610%	1-month LIBOR
October 2010 - Jan. 2011	25,000	2.9650%	1-month LIBOR
October 2010 - Jan. 2011	25,000	2.9613%	1-month LIBOR
October 2010 - Mar. 2012	50,000	2.4200%	1-month LIBOR

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Additional Disclosures about Derivative Instruments
       At September 30, 2010 and December 31, 2009, Denbury had derivative financial instruments recorded in the accompanying Unaudited Condensed Consolidated Balance Sheets as follows:

		Estimated Fair Value
		Asset (Liability)
		September 30,	December 31,
Type of Contract	Balance Sheet Location	2010	2009

		(In thousands)

Derivatives not designated as hedging instruments:

Derivative asset:

Oil contracts	Derivative assets - current	$16,380	$309

Natural gas contracts	Derivative assets - current	50,211	-

Oil contracts	Derivative assets - long-term	8,493	506

Natural gas contracts	Derivative assets - long-term	24,631	-

Derivative liability:

Oil contracts	Derivative liabilities - current	(15,915)	(122,561)

Natural gas contracts	Derivative liabilities - current	-	(1,759)

Deferred premiums	Derivative liabilities - current	(23,296)	-

Oil contracts	Derivative liabilities - long-term	(16,646)	(4,258)

Natural gas contracts	Derivative liabilities - long-term	-	(981)

Deferred premiums	Derivative liabilities - long-term	(9,126)	-

Total derivatives not designated as hedging instruments		34,732	(128,744)

Derivatives designated as hedging instruments:

Derivative liability:

Interest rate swaps	Derivative liabilities - current	(1,924)	-

Interest rate swaps	Derivative liabilities - long-term	(484)	-

Total derivatives designated as hedging instruments		(2,408)	-

Total derivatives		$32,324	$(128,744)

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
       For the three and nine months ended September 30, 2010 and 2009, the net effect on income of derivative instruments not designated as hedges was as follows:

		Amount of Gain/(Loss)		Amount of Gain/(Loss)

		Recognized in Income		Recognized in Income

		Three Months Ended		Nine Months Ended

	Location of Gain/(Loss)	September 30,		September 30,

Type of Contract	Recognized in Income	2010	2009	2010	2009

			(In thousands)
Derivatives not designated as hedging instruments:
Commodity contracts:
Oil contracts	Derivatives income (expense)	$(66,040)	$(2,323)	$63,502	$(159,664)
Natural gas contracts	Derivatives income (expense)	33,559	(1,434)	73,046	(17,397)

Total derivatives not designated as hedging instruments		$(32,481)	$(3,757)	$136,548	$(177,061)

Note 7. Fair Value Measurements
Fair Value Hierarchy
       Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Denbury utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. Denbury primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, Denbury utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Denbury is able to classify fair value balances based on the observability of those inputs. The FASC establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities as of the reporting date. During 2009 and the first nine months of 2010, Denbury had no Level 1 recurring measurements.

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

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
       The following table sets forth by level within the fair value hierarchy Denbury’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements Using:
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
In thousands	(Level 1)	(Level 2)	(Level 3)	Total

September 30, 2010
Assets:
Oil and natural gas derivative contracts	$-	$48,364	$51,351	$99,715
Liabilities:
Oil and natural gas derivative contracts	-	(32,561)	-	(32,561)
Interest rate swaps	-	(2,408)	-	(2,408)

Total	$-	$13,395	$51,351	$64,746

December 31, 2009
Assets:
Oil derivative contracts	$-	$815	$-	$815
Liabilities:
Oil and natural gas derivative contracts	-	(129,559)	-	(129,559)

Total	$-	$(128,744)	$-	$(128,744)

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
       The following table summarizes the changes in the fair value of Denbury’s Level 3 assets and liabilities for the nine months ended September 30, 2010:

Fair Value Measurements Using Significant
In thousands	Unobservable Inputs (Level 3)

Balance at December 31, 2009	$-
Included in earnings	35,002
Commodity derivative contracts acquired in Encore Merger	38,093
Receipts on settlement of commodity derivative contracts	(21,744)

Balance at September 30, 2010	$51,351

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$35,002

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

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
       The following table sets forth the carrying amount and estimated fair value of financial instruments as of the dates indicated:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
In thousands, except percentages	Amount	Fair Value	Amount	Fair Value
Assets:
Commodity derivative contracts	$99,715	$99,715	$815	$815
Liabilities:
Denbury Credit Agreement	120,000	110,605	-	-
ENP Credit Agreement	240,000	235,819	-	-
Senior bank loan (replaced with Denbury Credit Agreement)	-	-	125,000	122,500
7.5% Senior Subordinated Notes due 2013	224,514	228,938	224,369	226,125
6.25% Senior Subordinated Notes due 2014	1,084	1,072	-	-
7.5% Senior Subordinated Notes due 2015	300,449	311,250	300,513	299,250
6.0% Senior Subordinated Notes due 2015	490	485	-	-
9.5% Senior Subordinated Notes due 2016	240,193	251,078	-	-
9.75% Senior Subordinated Notes due 2016	403,140	478,578	399,926	455,129
7.25% Senior Subordinated Notes due 2017	2,276	2,250	-	-
8.25% Senior Subordinated Notes due 2020	996,273	1,087,233	-	-
Commodity derivative contracts	32,561	32,561	129,559	129,559
Deferred premiums on commodity derivative contracts	32,422	32,422	-	-
Interest rate swaps	2,408	2,408	-	-
       The book values of cash and cash equivalents, accrued production receivable, trade and other receivables, net, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair values of the senior subordinated notes were determined using open market quotes. The difference between book value and fair value of the senior subordinated notes represents the premium or discount on that date. The carrying values of Denbury’s and ENP’s revolving credit agreements approximate fair value since they are subject to short-term floating interest rates that approximate the rates available to Denbury and ENP for those periods; however, the estimated fair value has been adjusted for estimated nonperformance risk of approximately $13.6 million and $2.5 million at September 30, 2010 and December 31, 2009, respectively. The nonperformance risk was determined utilizing industry credit default swaps. Commodity derivative contracts and interest rate swaps are stated at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets. Deferred premiums on commodity derivative contracts were recorded at their fair value at the time they were acquired from Encore, and Denbury accretes that value to the eventual settlement price by recording interest expense each period.
Note 8. Income Taxes
       Denbury’s effective tax rate has historically been slightly lower than its estimated statutory rate due to the impact of certain items such as the domestic production activities deduction, offset in part by certain non-cash stock-based compensation that cannot be deducted for tax purposes in the same manner as book expense. As a result of the Encore Merger, Denbury’s statutory rate increased, which required Denbury to remeasure its deferred tax liabilities resulting in an additional income tax provision of approximately $10 million. As a result of the sale of the Southern Assets, Denbury’s statutory rate decreased, which required Denbury to remeasure its deferred tax liabilities resulting in an income tax benefit of approximately $3 million. The combination of these items increased Denbury’s effective tax rate to 38.8% during the nine months ended September 30, 2010.

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
Note 9. Accounts Payable and Accrued Liabilities
       The following table summarizes Denbury’s accounts payable and accrued liabilities as of the periods indicated:

	September 30,	December 31,
In thousands	2010	2009
Accounts payable	$32,457	$40,140
Accrued exploration and development costs	122,006	40,375
Accrued compensation	30,255	35,292
Accrued lease operating expense	32,239	14,512
Accrued interest	41,912	24,214
Taxes payable	27,017	5,358
Other	23,355	9,983

Total	$309,241	$169,874

Note 10. Commitments and Contingencies
       In conjunction with the Encore Merger, Denbury acquired certain commitments, including: remaining outstanding principal and interest on the 6.5% Notes, the 6.0% Notes, the 9.5% Notes, and the 7.25% Notes previously issued by Encore, derivative contracts, operating leases, and asset retirement obligations. The Encore Merger is discussed in Note 3, asset retirement obligations are discussed in Note 4, long-term debt is discussed in Note 5, and derivative contracts are discussed in Notes 6 and 7. Operating leases assumed from Encore require payments of approximately $1.0 million in the remainder of 2010, $5.4 million in 2011 through 2012, and $1.8 million in 2013. These amounts include a decrease of approximately $2.4 million during the third quarter of 2010, as we exercised an early termination option for a portion of the office space leases acquired from Encore. In addition, Denbury entered into a new lease for its corporate headquarters with a 12-year term that has total minimum monthly payments which aggregate approximately $64.3 million.
       We are subject to audits in the various states in which we operate for sales and use taxes and severance taxes, and from time to time receive assessments for potential taxes that we may owe. We have received a $14.9 million assessment from the Mississippi taxing authority for use tax, penalties and interest covering the 2004-2007 period. We believe this assessment is significantly in excess of any amounts owed and plan to appeal this assessment. We do not believe the outcome of this matter will have a material adverse impact on the Company.
       We are involved in various lawsuits, claims and other regulatory proceedings incidental to our businesses. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which the ruling occurs. We provide accruals for litigation and claims if we determine that a loss is probable and the amount can be reasonably estimated.

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 11. Condensed Consolidating Financial Information
       Denbury’s subordinated debt is fully and unconditionally guaranteed jointly and severally by certain of its subsidiaries, except that with respect to Denbury’s $225 million of 7.5% Senior Subordinated Notes due 2013, Denbury Resources Inc. and Denbury Onshore, LLC are co-obligors. Except as noted in the foregoing sentence, Denbury Resources Inc. is the sole issuer and Denbury Onshore, LLC is a subsidiary guarantor. In the case of the 6.25% Notes, the 6% Notes, the 7.25% Notes and the 9.5% Notes previously issued by Encore, Denbury is the sole issuer by virtue of the fact that it is the successor in interest to Encore with respect to all such notes. Each subsidiary guarantor and the subsidiary co-obligor are wholly-owned, directly or indirectly, by Denbury Resources Inc.
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

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheets

	September 30, 2010
	Denbury	Denbury
	Resources Inc.	Onshore, LLC
	(Parent and	(Issuer and	Guarantor	Non-Guarantor		Consolidated
In thousands	Co-Obligor)	Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$17,308	$51,865	$6,889	$10,283	$-	$86,345
Other current assets	202,293	193,107	976,622	32,999	(1,032,348)	372,673

Total current assets	219,601	244,972	983,511	43,282	(1,032,348)	459,018

Property and equipment:
Oil and natural gas properties (using full cost accounting):						-
Proved	-	4,054,639	2,138,411	778,258	-	6,971,308
Unevaluated	-	229,301	847,315	121,535	-	1,198,151
CO2 properties, equipment, and pipelines	-	1,384,634	364,039	-	-	1,748,673
Other	-	94,810	10,300	490	-	105,600
Less accumulated depletion, depreciation, amortization, and impairment	-	(1,997,565)	(97,026)	(26,724)	-	(2,121,315)

Net property and equipment	-	3,765,819	3,263,039	873,559	-	7,902,417

Other assets, net	1,925,648	231,009	99,777	14,519	(789,185)	1,481,768
Investment in subsidiaries (equity method)	4,302,576	-	1,486,627	-	(5,789,203)	-

Total assets	$6,447,825	$4,241,800	$5,832,954	$931,360	$(7,610,736)	$9,843,203

LIABILITIES AND EQUITY
Current liabilities	$31,009	$972,404	$517,409	$28,546	$(1,032,348)	$517,020
Long-term debt	2,063,904	1,200,693	-	240,000	(726,350)	2,778,247
Deferred taxes	-	621,030	976,950	726	(62,835)	1,535,871
Other liabilities	-	89,249	36,019	22,879	-	148,147

Total liabilities	2,094,913	2,883,376	1,530,378	292,151	(1,821,533)	4,979,285
Total equity	4,352,912	1,358,424	4,302,576	639,209	(5,789,203)	4,863,918

Total liabilities and equity	$6,447,825	$4,241,800	$5,832,954	$931,360	$(7,610,736)	$9,843,203

	December 31, 2009
	Denbury	Denbury
	Resources Inc.	Onshore, LLC
	(Parent and	(Issuer and	Guarantor	Non-Guarantor		Consolidated
In thousands	Co-Obligor)	Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$24	$20,281	$286	$-	$-	$20,591
Other current assets	637,310	233,320	20,432	-	(655,891)	235,171

Total current assets	637,334	253,601	20,718	-	(655,891)	255,762

Property and equipment:
Oil and natural gas properties (using full cost accounting):
Proved	-	3,595,726	-	-	-	3,595,726
Unevaluated	-	320,356	-	-	-	320,356
CO2 properties, equipment, and pipelines	-	1,309,325	220,456	-	-	1,529,781
Other	-	82,185	352	-	-	82,537
Less accumulated depletion, depreciation, amortization and impairment	-	(1,825,282)	(246)	-	-	(1,825,528)

Net property and equipment	-	3,482,310	220,562	-	-	3,702,872

Other assets, net	746,442	225,938	6,078	-	(742,131)	236,327
Investment in subsidiaries (equity method)	1,303,728	23,792	1,299,186	-	(2,551,689)	75,017

Total assets	$2,687,504	$3,985,641	$1,546,544	$-	$(3,949,711)	$4,269,978

LIABILITIES AND EQUITY
Current liabilities	$14,827	$795,486	$239,368	$-	$(655,891)	$393,790
Long-term debt	700,440	1,326,978	-	-	(726,350)	1,301,068
Deferred taxes	-	527,849	3,448	-	(15,781)	515,516
Other liabilities	-	87,367	-	-	-	87,367

Total liabilities	715,267	2,737,680	242,816	-	(1,398,022)	2,297,741
Total equity	1,972,237	1,247,961	1,303,728	-	(2,551,689)	1,972,237

Total liabilities and equity	$2,687,504	$3,985,641	$1,546,544	$-	$(3,949,711)	$4,269,978

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2010

	Denbury	Denbury

	Resources Inc.	Onshore, LLC

	(Parent and	(Issuer and	Guarantor	Non-Guarantor		Consolidated

In thousands	Co-Obligor)	Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues and other income:

Oil, natural gas, and related product sales	$-	$286,473	$131,469	$42,843	$-	$460,785

CO2 sales and transportation fees	-	11,363	1,212	-	(7,922)	4,653

Gain on sale of interests in Genesis	-	-	(3)	-	-	(3)

Interest income and other	16,020	(326)	2,234	(643)	(16,017)	1,268

Total revenues	16,020	297,510	134,912	42,200	(23,939)	466,703

Expenses:

Lease operating	-	100,816	27,887	9,607	(6,542)	131,768

Production taxes and marketing	-	12,833	18,296	4,413	-	35,542

CO2 operating	-	3,250	618	-	(1,380)	2,488

General and administrative	201	30,052	4,297	2,565	-	37,115

Interest, net of amounts capitalized	49,180	25,621	(8,349)	2,896	(16,017)	53,331

Depletion, depreciation, and amortization	-	61,680	38,445	11,477	-	111,602

Derivative income	-	21,001	3,900	6,953	-	31,854

Transaction costs related to Encore Merger	-	741	10,477	252	-	11,470

Total expenses	49,381	255,994	95,571	38,163	(23,939)	415,170

Equity in net earnings of subsidiaries	(52,979)	-	6,848	-	46,131	-

Income (loss) before income taxes	(86,340)	41,516	46,189	4,037	46,131	51,533

Income tax provision (benefit)	(13,257)	18,628	14,848	80	-	20,299

Consolidated net income (loss)	(73,083)	22,888	31,341	3,957	46,131	31,234

Less: Net Loss (Income) - noncontrolling interest	-	-	-	(2,130)	-	(2,130)

Net Income (Loss) Attributable to Denbury stockholders	$(73,083)	$22,888	$31,341	$1,827	$46,131	$29,104

	Three Months Ended September 30, 2009

	Denbury	Denbury

	Resources Inc.	Onshore, LLC

	(Parent and	(Issuer and	Guarantor	Non-Guarantor		Consolidated

In thousands	Co-Obligor)	Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues and other income:

Oil, natural gas, and related product sales	$-	$221,321	$-	$-	$-	$221,321

CO2 sales and transportation fees	-	3,659	-	-	-	3,659

Interest income and other	16,247	647	1,622	-	(16,247)	2,269

Total revenues	16,247	225,627	1,622	-	(16,247)	227,249

Expenses:

Lease operating	-	83,300	-	-	-	83,300

Production taxes and marketing	-	10,461	-	-	-	10,461

CO2 operating	-	1,047	-	-	-	1,047

General and administrative	42	19,350	4,646	-	-	24,038

Interest, net of amounts capitalized	17,721	10,972	(2,587)	-	(16,247)	9,859

Depletion, depreciation, and amortization	-	53,525	-	-	-	53,525

Derivative expense	-	3,757	-	-	-	3,757

Total expenses	17,763	182,412	2,059	-	(16,247)	185,987

Equity in net earnings of subsidiaries	28,401	-	28,990	-	(57,391)	-

Income before income taxes	26,885	43,215	28,553	-	(57,391)	41,262

Income tax provision	-	14,225	152	-	-	14,377

Consolidated net income	$26,885	$28,990	$28,401	$-	$(57,391)	$26,885

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2010

	Denbury	Denbury

	Resources Inc.	Onshore, LLC

	(Parent and	(Issuer and	Guarantor	Non-Guarantor		Consolidated

In thousands	Co-Obligor)	Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues and other income:

Oil, natural gas, and related product sales	$-	$844,516	$335,047	$100,136	$-	$1,279,699

CO2 sales and transportation fees	-	20,550	1,212	-	(7,922)	13,840

Gain on sale of interests in Genesis	-	(227)	101,764	-	-	101,537

Interest income and other	48,285	3,309	4,089	27	(48,052)	7,658

Total revenues	48,285	868,148	442,112	100,163	(55,974)	1,402,734

Expenses:

Lease operating	-	277,175	62,231	22,867	(6,542)	355,731

Production taxes and marketing	-	37,715	44,766	10,478	-	92,959

CO2 operating	-	6,299	618	-	(1,380)	5,537

General and administrative	524	80,743	12,960	6,789	-	101,016

Interest, net of amounts capitalized	134,803	55,635	(26,026)	6,870	(48,052)	123,230

Depletion, depreciation, and amortization	-	198,327	96,951	27,405	-	322,683

Derivative income	-	(92,849)	(31,109)	(14,087)	-	(138,045)

Transaction costs related to Encore Merger	-	46,675	31,388	1,190	-	79,253

Total expenses	135,327	609,720	191,779	61,512	(55,974)	942,364

Equity in net earnings of subsidiaries	211,995	-	110,121	-	(322,116)	-

Income before income taxes	124,953	258,428	360,454	38,651	(322,116)	460,370

Income tax provision (benefit)	(34,218)	148,307	64,182	332	-	178,603

Consolidated net income	159,171	110,121	296,272	38,319	(322,116)	281,767

Less: Net Loss (Income) - noncontrolling interest	-	-	-	(20,408)	-	(20,408)

Net Income (Loss) Attributable to Denbury stockholders	$159,171	$110,121	$296,272	$17,911	$(322,116)	$261,359

	Nine Months Ended September 30, 2009

	Denbury	Denbury

	Resources Inc.	Onshore, LLC

	(Parent and	(Issuer and	Guarantor	Non-Guarantor		Consolidated

In thousands	Co-Obligor)	Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues and other income:

Oil, natural gas, and related product sales	$-	$600,942	$-	$-	$-	$600,942

CO2 sales and transportation fees	-	9,708	-	-	-	9,708

Interest income and other	42,967	2,575	5,175	-	(42,967)	7,750

Total revenues	42,967	613,225	5,175	-	(42,967)	618,400

Expenses:

Lease operating	-	241,908	-	-	-	241,908

Production taxes and marketing	-	30,437	-	-	-	30,437

CO2 operating	-	3,442	-	-	-	3,442

General and administrative	124	67,311	12,393	-	-	79,828

Interest, net of amounts capitalized	46,692	38,295	(5,060)	-	(42,967)	36,960

Depletion, depreciation, and amortization	-	177,145	-	-	-	177,145

Derivative expense	-	177,061	-	-	-	177,061

Total expenses	46,816	735,599	7,333	-	(42,967)	746,781

Equity in net earnings of subsidiaries	(74,803)	-	(72,354)	-	147,157	-

Loss before income taxes	(78,652)	(122,374)	(74,512)	-	147,157	(128,381)

Income tax provision (benefit)	-	(50,020)	291	-	-	(49,729)

Consolidated net loss	$(78,652)	$(72,354)	$(74,803)	$-	$147,157	$(78,652)

DENBURY RESOURCES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2010

	Denbury	Denbury

	Resources Inc.	Onshore, LLC

	(Parent and	(Issuer and	Guarantor	Non-Guarantor		Consolidated

In thousands	Co-Obligor)	Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flow from operating activities:

Net cash provided by (used for) operating activities	$(72,204)	$610,474	$(445,257)	$66,510	$433,252	$592,775

Cash flow used for investing activities:

Oil and natural gas capital expenditures	-	(315,256)	(181,628)	(3,178)	-	(500,062)

Acquisitions of oil and natural gas properties	-	(24,277)	167	(280)	-	(24,390)

Cash paid in the Encore Merger, net of cash acquired	(830,309)	-	3,299	13,116	-	(813,894)

CO2 capital expenditures, including pipelines	-	(118,101)	(118,384)	-	-	(236,485)
Net proceeds from sale of oil and natural gas properties and equipment	-	(2,675)	912,661	-	-	909,986

Net proceeds from sale of interests in Genesis	-	23,537	139,082	-	-	162,619

Investments in subsidiaries (equity method)	479,540	-	(48,914)	-	(430,626)	-

Other	-	(17,732)	(70)	(125)	-	(17,927)

Net cash provided by (used for) investing activities	(350,769)	(454,504)	706,213	9,533	(430,626)	(520,153)

Cash flow from financing activities:

Bank repayments	(879,000)	(350,000)	(265,000)	(25,000)	-	(1,519,000)

Bank borrowings	999,000	225,000	-	5,000	-	1,229,000

Senior subordinated notes tendered post Encore Merger	(616,637)	-	-	-	-	(616,637)

Net proceeds from issuance of senior subordinated debt	1,000,000	-	-	-	-	1,000,000

Costs of debt financing	(76,232)	-	-	-	-	(76,232)

Other	13,126	614	10,647	(45,760)	(2,626)	(23,999)

Net cash provided by (used for) financing activities	440,257	(124,386)	(254,353)	(65,760)	(2,626)	(6,868)

Net increase in cash and cash equivalents	17,284	31,584	6,603	10,283	-	65,754

Cash and cash equivalents at beginning of period	24	20,281	286	-	-	20,591

Cash and cash equivalents at end of period	$17,308	$51,865	$6,889	$10,283	$-	$86,345

	Nine Months Ended September 30, 2009

	Denbury	Denbury

	Resources Inc.	Onshore, LLC

	(Parent and	(Issuer and	Guarantor	Non-Guarantor		Consolidated

In thousands	Co-Obligor)	Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flow from operating activities:

Net cash provided by operating activities	$-	$406,192	$242	$-	$-	$406,434

Cash flow used for investing activities:

Oil and natural gas capital expenditures	-	(289,815)	-	-	-	(289,815)

Acquisitions of oil and natural gas properties	-	(197,534)	-	-	-	(197,534)

CO2 capital expenditures, including pipelines	-	(543,536)	-	-	-	(543,536)

Net proceeds from sales of oil and gas properties and equipment	-	303,450	-	-	-	303,450

Investments in subsidiaries (equity method)	(409,293)	-	-	-	409,293	-

Other	-	(8,955)	-	-	-	(8,955)

Net cash used for investing activities	(409,293)	(736,390)	-	-	409,293	(736,390)

Cash flow from financing activities:

Bank repayments	-	(606,000)	-	-	-	(606,000)

Bank borrowings	-	551,000	-	-	-	551,000

Net proceeds from issuance of senior subordinated debt	389,827	389,827	-	-	(389,827)	389,827

Net equity contributions	10,346	10,346	-	-	(10,346)	10,346

Other	9,120	(10,597)	-	-	(9,120)	(10,597)

Net cash provided by financing activities	409,293	334,576	-	-	(409,293)	334,576

Net increase in cash and cash equivalents	-	4,378	242	-	-	4,620

Cash and cash equivalents at beginning of period	24	16,898	147	-	-	17,069

Cash and cash equivalents at end of period	$24	$21,276	$389	$-	$-	$21,689

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
Strategic Alternatives for ENP
       On September 12, 2010, Denbury and ENP announced that the previously announced consideration of an asset transaction between Denbury and ENP regarding Elk Basin Field had been terminated. This process had been initiated in light of the substantial future capital requirements to flood that field as a possible CO2 tertiary project. No agreement could be reached on the value of the potential tertiary reserves. Denbury remains focused on its previously announced intent to sell its interest in ENP’s general partner and all or part of the ENP common units that Denbury owns. There is no assurance of completion of any transaction.
Note 13. Subsequent Events
Acquisition of Reserves in Rocky Mountain region at Riley Ridge
       On October 15, 2010, Denbury acquired a 42.5% non-operated working interest in the 9,700 acre Riley Ridge Federal Unit located in the LaBarge Field of southwestern Wyoming, a significant natural source of CO2 as well as natural gas and helium, for consideration of $124.3 million after closing adjustments. The acquisition also includes approximately 33% of the CO2 rights in an additional 28,000 acres adjoining the Riley Ridge Unit.
Sale of Haynesville and East Texas Natural Gas Properties
       On October 8, 2010, Denbury entered into an agreement to sell its Haynesville and East Texas natural gas properties to a private company for consideration of $217.5 million before closing adjustments. The effective date of the sale will be September 1, 2010, and is expected to close by early December of 2010.
ENP Distribution
       On October 28, 2010, the board of directors of GP LLC declared an ENP cash distribution for the third quarter of 2010 to unitholders of record as of the close of business on November 8, 2010 of $0.50 per unit or approximately $22.9 million of which $10.7 million is expected to be paid to GP LLC and its affiliates. The distribution is expected to be paid to unitholders on or about November 12, 2010.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
       The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and in our Annual Report on Form 10-K for the year ended December 31, 2009, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in such Form 10-K. Any terms used but not defined in the following discussion have the same meaning given to them in the Form 10-K. Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with Risk Factors under Item 1A of this report, along with Forward-Looking Information at the end of this section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.
Overview
       We are a growing independent oil and natural gas company. We are the largest oil and natural gas operator in both Mississippi and Montana, own the largest reserves of CO2 used for tertiary oil recovery east of the Mississippi River, and hold significant operating acreage in the Rockies and Gulf Coast regions. Our goal is to increase the value of our acquired properties through a combination of exploitation, drilling, and proven engineering extraction practices, with our most significant emphasis relating to tertiary recovery operations.
       Third quarter operating highlights. The acquisition of Encore in March 2010 (“Encore Merger”) has had a significant impact on nearly every aspect of our business, including oil and natural gas production, revenues and operating expenses, which is more fully discussed throughout our discussion and analysis of financial condition and results of operations below. We recognized net income of $29.1 million, or $0.07 per basic common share, during the third quarter of 2010 as compared to net income of $26.9 million, or $0.11 per basic common share, during the third quarter of 2009. This increase is primarily attributable to higher production revenues due to increased volumes attributable to the Encore properties as well as increased tertiary production offset by higher non-cash fair value derivative expenses, higher interest expense, and Encore merger-related expenses (principally severance).
       During the third quarter of 2010, our oil and natural gas production averaged 77,730 BOE/d compared to 42,659 BOE/d produced during the third quarter of 2009. This 35,071 BOE/d of additional production is attributable to (1) properties acquired in the Encore Merger, which contributed average production of 33,605 BOE/d during the quarter, (2) tertiary production increasing 5,184 Bbls/d between the two quarters, and (3) the December 2009 acquisition of the Conroe field which contributed average production of 2,745 BOE/d. Offsetting these production increases was a decrease of 4,948 BOE/d due to the December 2009 sale of our remaining 40% of our Barnett Shale properties. See Results of Operations — Operating Results — Production for more information.
       Tertiary oil production averaged 29,531 Bbls/d during the third quarter of 2010, representing a 21% increase over our average tertiary oil production of 24,347 Bbls/d during the third quarter of 2009. We had strong production increases during the third quarter of 2010 from several of our existing tertiary oil fields, including the Tinsley Field, where production increased 2,466 Bbls/d between the comparable periods. See Results of Operations — CO2 Operations for more information.
       Oil prices during the third quarter of 2010 were higher than during the third quarter of 2009. Our average oil and natural gas price received per BOE, excluding the impact of commodity derivative contracts, was $64.44 per BOE during the third quarter of 2010, as compared to $56.39 per BOE during the third quarter of 2009, a 14% increase between the two periods. Including the impact of our commodity derivative contracts, our average oil and natural gas price per BOE increased to $65.84 per BOE during the third quarter of 2010, as compared to $61.11 per BOE during the third quarter of 2009.
       Net cash settlements received on our commodity derivative contracts during the third quarter of 2010 were $10.0 million, compared to $18.5 million of cash settlements received during the third quarter of 2009. During the third quarter of 2010, we had a non-cash fair value loss on our commodity derivative contracts of $42.5 million, compared to a non-cash fair value loss of $22.3 million during the third quarter of 2009. Together these cash settlements and non-cash fair-value losses lowered our pretax income by $28.1 million more during the third quarter of 2010 than in the third quarter of 2009.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
       Our lease operating expenses increased 58% ($48.5 million) during the third quarter of 2010 on an absolute basis, but decreased 13% on a per BOE basis when compared to levels in the third quarter of 2009. The increase on an absolute basis is primarily due to the March 2010 Encore Merger and further expansion of our tertiary operations, partially offset by the effect of our December 2009 sale of our remaining 40% of our Barnett Shale properties. The decrease on a per BOE basis is primarily due to the Encore Merger, as the assets acquired have a lower production cost per BOE than Denbury’s legacy assets.
       General and administrative (“G&A”) expenses totaled $37.1 million during the third quarter of 2010, compared to $24.0 million during the prior year quarter, principally due to incremental administrative expense from the ownership of Encore offset by the $3.6 million incentive compensation expense for management of Genesis incurred in the prior year quarter. During the quarter, we incurred $11.5 million of transaction costs associated with the Encore Merger, primarily associated with employee severance. These Encore Merger related fees are included in our income statement under the caption “Transaction costs and other related to the Encore Merger.” Interest expense also increased during the third quarter of 2010, due primarily to our $1.0 billion issuance of 2020 Notes in February 2010, Encore debt assumed in the Encore Merger, and $10.0 million less interest capitalization.
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
       In the Encore Merger, we issued approximately 135.2 million shares of our common stock and paid approximately $833.9 million in cash to Encore stockholders. The Denbury shares issued to Encore stockholders represented approximately 34% of our common stock issued and outstanding immediately after the Encore Merger. The total fair value of the Denbury common stock issued to Encore stockholders pursuant to the Encore Merger was approximately $2.1 billion based upon Denbury’s closing price of $15.43 per share on March 9, 2010. See Note 3, Acquisitions and Divestitures, for additional information.
       The Encore Merger was financed through a combination of $1.0 billion of 8.25% Senior Subordinated Notes due 2020, (the “2020 Notes”), which we issued on February 10, 2010, the new $1.6 billion revolving credit agreement (the “Credit Agreement”) entered into on March 9, 2010, and the assumption of Encore’s remaining outstanding senior subordinated notes.
       Pursuant to our intent of divesting non-strategic legacy Encore properties, certain oil and gas properties in the Permian Basin, Mid-continent area, and East Texas Basin (collectively, the “Southern Assets”) and the Cleveland Sand Play were sold during the second and third quarters of 2010. In addition, we expect to close on the sale of the Haynesville and East Texas natural gas properties during the fourth quarter of 2010. See Note 3, Acquisitions and Divestitures, to the Unaudited Condensed Consolidated Financial Statements for further discussion of these transactions.
       Acquisition of reserves in Rocky Mountain region at Riley Ridge. In October 2010, we acquired a 42.5% non-operated working interest in the Riley Ridge Federal Unit (“Riley Ridge”) located in southwestern Wyoming, together with approximately 33% of the CO2 rights in an additional 28,000 acres adjoining Riley Ridge, for consideration of $124.3 million after closing adjustments. This acquisition was funded with borrowings on our bank credit agreement.
       We estimate Riley Ridge contains approximately 185 Bcf of natural gas, 6.6 Bcf of helium and approximately 1.0 Tcf of CO2, net to our interest to be acquired. The additional 28,000 acres is estimated to contain an additional 1.0 Tcf of probable CO2 reserves, net to our interest. The first production of natural gas and helium from Riley Ridge is expected to occur in late 2011 after completing construction of the processing facilities to separate the natural gas and helium. The net development costs to our interest are expected to be approximately $24 million during 2010 and $32 million in 2011, and are primarily associated with constructing the processing facilities that will separate the natural gas and helium.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
       The full well stream at Riley Ridge is expected to contain approximately 65% CO2, 19% natural gas, 10% H2S and 0.6% helium and other gases. Currently, the operator plans to re-inject the CO2 and H2S, however, we have the right to separate and take the CO2 and re-inject the H2S. At this time, we are evaluating other potential CO2 sources in the region, and therefore, we do not have a definitive development timetable for these CO2 reserves.
       Completion of Green Pipeline to Oyster Bayou. On June 29, 2010, Denbury placed the first phase (approximately 260 miles) of the Green Pipeline, a 320-mile CO2 pipeline that runs from southern Louisiana to near Houston, Texas, in service. This phase runs to Denbury’s Oyster Bayou Field in Southeast Texas while the remaining portion, scheduled for completion in December 2010, will service Denbury’s Hastings Field west of Galveston Bay. The Green pipeline is designed to transport both natural and anthropogenic CO2 and will ultimately service other tertiary operations along the Gulf Coast.
       Strategic alternatives for ENP. In September 2010, Denbury and ENP announced that the previously announced consideration of an asset transaction between Denbury and ENP regarding Elk Basin Field had been terminated. This process had been initiated in light of the substantial future capital requirements to flood that field as a possible CO2 tertiary project. No agreement could be reached on the value of the potential tertiary reserves. Denbury remains focused on its previously announced intent to sell its interest in ENP’s general partner and all or part of the ENP common units that Denbury owns. There is no assurance of completion of any transaction.
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
       This estimate also assumes that we fund approximately $50 million of budgeted equipment purchases with operating leases, which is dependent upon securing acceptable financing. If we do not enter into a total of $50 million of operating leases during 2010, our net capital expenditures would increase in an equal amount, and we would anticipate funding those additional capital expenditures under our Credit Agreement.
       Based on oil and natural gas commodity futures prices in early November 2010 and our current estimated production forecasts, excluding acquisition costs, our pro forma 2010 capital budget (including Encore’s $46 million of capital expenditures from January 1, 2010 through March 9, 2010) is $200 million to $300 million greater than our anticipated cash flow from operations assuming a full year of operations of the combined companies. This shortfall has been funded to-date with borrowings under our Credit Agreement, and we have significant borrowing capacity to fund any remaining shortfall in the fourth quarter. The outstanding borrowings under our Credit Agreement have been substantially reduced already during the course of the year by repayments made with the cash generated from the sales of our interests in Genesis and the Southern Assets (see Note 3, Acquisitions and Divestitures, to the Unaudited Condensed Consolidated Financial Statements).
       We preliminarily anticipate that our capital expenditure budget for 2011 will be in the same range as our 2010 capital budget. Although this amount is currently expected to be $100 to $200 million higher than our 2011 forecasted cash flows from operations, we anticipate that our planned sale of our Haynesville and East Texas assets and any proceeds received from a sale of our interest in ENP (see Overview – Strategic alternatives for ENP above) would offset our capital spending in excess of cash flows in 2010 and 2011.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
       As mentioned above, we funded the Riley Ridge acquisition with funds drawn under our Credit Agreement, and we plan to reduce our outstanding borrowings under our Credit Agreement (approximately $225.0 million as of November 8, 2010) with the proceeds from the pending sale of the Haynesville and East Texas natural gas assets (approximately $217.5 million before closing adjustments). See Note 3, Acquisitions and Divestitures, to the Unaudited Condensed Consolidated Financial Statements for more information on these transactions.
       We continually monitor our capital spending and anticipated cash flows and believe that we can adjust our capital spending up or down depending on cash flows; however, any such reduction in capital spending could reduce our anticipated production levels in future years. For 2010, we have contracted for certain capital expenditures, including construction of the second phase of the Green Pipeline already in progress and several drilling rigs, and therefore we cannot eliminate all of our capital commitments without penalties (refer to Off-Balance Sheet Arrangements — Commitments and Obligations for further information regarding these commitments).
       Capital Expenditure Summary. The following table of capital expenditures includes accrued capital for the nine month periods of 2009 and 2010. Our cash expenditures were $13.9 million lower in the 2010 period and $54.8 million higher in the 2009 period than the amounts listed below due to the change in our capital accruals in those periods:

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended

	September 30,

In thousands	2010	2009

Oil and natural gas exploration and development:

Drilling	$242,302	$41,150

Geological, geophysical, and acreage	23,381	10,713

Facilities	99,797	136,556

Recompletions	136,357	56,251

Capitalized interest	23,672	10,440

Total oil and natural gas exploration and development expenditures	525,509	255,110

CO2 capital expenditures:

CO2 pipelines	143,856	456,590

CO2 producing fields	61,509	28,562

Capitalized interest	32,407	38,259

Total CO2 capital expenditures	237,772	523,411

Total capital expenditures without acquisitions	763,281	778,521

Oil and natural gas property acquisitions	24,390	197,534

Fair value assigned to oil and natural gas properties acquired from Encore	5,636,817	-

Fair value assigned to CO2 assets acquired from Encore	7,254	-

Total	$6,431,742	$976,055

       Our capital expenditures for the first nine months of 2010, excluding the Encore Merger, were funded with $592.8 million of cash flow from operations, along with net proceeds of approximately $163 million from the sale of our interests in Genesis, approximately $884 million from the Southern Assets sale, and $32 million from the Cleveland Sand Play assets sale. See Overview — Merger with Encore Acquisition Company for a discussion of the financing of the Encore Merger. Our capital expenditures for the first nine months of 2009 were funded with $406.4 million of cash flow from operations, $259.8 million of net proceeds from the sale of a portion of our Barnett Shale natural gas assets, and $381.4 million of proceeds from the February 2009 issuance of the 9.75% Senior Subordinated Notes.
       As discussed above in Overview — Merger with Encore Acquisition Company, the primary sources of cash for the Encore Merger were (1) our new $1.6 billion Credit Agreement, which replaced our previously existing $750 million commitment from banks under our prior revolving credit agreement, and (2) $1.0 billion of new 2020 Notes. We structured the financing of the Encore Merger to provide $600 million to $700 million of availability under the new Credit Agreement upon closing the transaction in order to provide a level of liquidity similar to that available to us prior to the Encore Merger.
       The amounts shown above for the Encore Merger include approximately $2.1 billion of our common stock issued to Encore stockholders in the Encore Merger, based upon 135.2 million shares valued at the closing price of $15.43 per share on March 9, 2010, and approximately $1.1 billion of the total Encore Merger consideration which was assigned to goodwill. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the Encore Merger.
       Off-Balance Sheet Arrangements. Our obligations that are not currently recorded on our balance sheet consist of our operating leases and various obligations for development and exploratory expenditures arising from purchase agreements, our capital expenditure program, or other transactions common to our industry. In addition, in order to recover our proved undeveloped reserves, we must also fund the associated future development costs as forecasted in our proved reserve reports. Our derivative contracts, which are recorded at fair value in our balance sheets, are discussed in Notes 6 and 7 to the Unaudited Condensed Consolidated Financial Statements.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
       In conjunction with the Encore Merger, we acquired certain of Encore’s commitments including: senior subordinated notes, derivative contracts, operating leases, and asset retirement obligations. The Encore Merger is discussed in Note 3 to the Unaudited Condensed Consolidated Financial Statements, asset retirement obligations are discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements, long-term debt is discussed in Note 5 to the Unaudited Condensed Consolidated Financial Statements, and derivative contracts are discussed in Notes 6 and 7 to the Unaudited Condensed Consolidated Financial Statements. Operating leases assumed in the Encore Merger require payments of approximately $1.0 million in the remainder of 2010, $5.4 million in 2011 through 2012, and $1.8 million in 2013. In addition, we have entered into a new lease for our corporate headquarters with a 12-year term that has total minimum monthly payments which aggregate approximately $64.3 million. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and the section entitled Off-Balance Sheet Arrangements – Commitments and Obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information regarding our commitments and obligations.
Results of Operations
CO2 Operations
       Our focus on CO2 operations is becoming an ever-increasing part of our business and operations. We believe that there are significant additional oil reserves and production that can be obtained through the use of CO2, and we have outlined certain of this potential in our Annual Report on Form 10-K for the year ended December 31, 2009 and other public disclosures. In addition to its long-term effect, our focus on these types of operations impacts certain trends in our current and near-term operating results. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and the section entitled CO2 Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information regarding these matters.
       During 2010, we drilled three additional wells in the Jackson Dome area in order to increase CO2 deliverability and proved reserves. Two wells were drilled in the Gluckstadt Field and the third well was drilled on the DRI Dock prospect. Based on the results of testing and production associated with these three wells and the recently completed 3D seismic evaluation of the DRI Dock prospect, our total proven CO2 reserve additions at the Jackson Dome area during 2010 now total 1.0 Tcf. Additionally, we have acquired a significant natural source of CO2 in the Rocky Mountain region at Riley Ridge in an acquisition that closed in October 2010, which has approximately 1.0 Tcf of proved and 1.0 Tcf of probable CO2 reserves, net to our interest. See Acquisition of reserves in Rocky Mountain region at Riley Ridge above.
       During the third quarter of 2010, our CO2 production at Jackson Dome averaged 864 MMcf/d as compared to an average of 629 MMcf/d produced during the third quarter of 2009 and 768 MMcf/d produced during the second quarter of 2010. We used 87% of this production, or 748 MMcf/d, in our tertiary operations during the third quarter of 2010, and sold the balance to our industrial customers, or to Genesis pursuant to our volumetric production payments. During June 2010, we placed in service the first phase (approximately 260 miles) of the Green Pipeline, a 320-mile CO2 pipeline that runs from southern Louisiana to near Houston, Texas. This first phase runs to our Oyster Bayou field in Southeast Texas. We filled this pipeline with CO2 from our source at Jackson Dome during June and commenced first injection of CO2 at the Oyster Bayou field on June 29, 2010. Consequently, our CO2 production at Jackson Dome was higher this quarter compared to levels in the second quarter of 2010. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion on our CO2 delivery obligations.
       We spent approximately $0.21 per Mcf in operating expenses to produce our CO2 during the first nine months of 2010, comprised of $0.20 per Mcf during the first quarter of 2010, $0.22 per Mcf during the second quarter of 2010, and $0.21 during the third quarter of 2010. This rate is up significantly from our $0.16 per Mcf cost during the first nine months of 2009, due primarily to increased CO2 royalty expense as a result of higher oil prices.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
       The following table summarizes our tertiary oil production and tertiary lease operating expense per Bbl for each quarter in 2009 and the first, second, and third quarters of 2010:

	Average Daily Production (BOE/d)

	First	Second	Third	Fourth	First	Second	Third

	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Tertiary Oil Field	2009	2009	2009	2009	2010	2010	2010

Phase 1:

Brookhaven	3,451	3,466	3,397	3,350	3,416	3,277	3,323
Little Creek area	1,619	1,560	1,356	1,479	1,690	1,971	1,835

Mallalieu area	4,490	4,264	3,679	4,005	3,443	3,628	3,279

McComb area	2,246	2,429	2,473	2,412	2,289	2,160	2,484

Lockhart Crossing	607	698	882	1,025	1,127	1,311	1,508

Phase 2:

Eucutta	3,813	4,145	4,068	3,912	3,792	3,625	3,284

Heidelberg	-	250	829	1,506	1,708	1,857	2,806

Martinville	1,118	951	720	724	927	764	606

Soso	2,705	2,589	2,813	3,224	3,213	3,207	3,016

Phase 3:

Tinsley	2,390	3,402	3,558	3,942	4,419	5,248	6,024

Phase 4:

Cranfield	144	338	572	728	936	811	855

Phase 5:

Delhi	-	-	-	-	63	648	511

Total tertiary oil production	22,583	24,092	24,347	26,307	27,023	28,507	29,531

Tertiary operating expense per Bbl	$20.48	$20.86	$23.14	$22.03	$22.67	$21.37	$22.54

       Oil production from our tertiary operations increased to an average of 29,531 Bbls/d during the third quarter of 2010, a 21% increase over our third quarter of 2009 tertiary production level of 24,347 Bbls/d, primarily due to production growth in response to continued expansion of the tertiary floods in our Tinsley, Heidelberg, Delhi, Soso, Cranfield, and Lockhart Crossing Fields, offset by gradual production declines in our Mallalieu, Eucutta and other fields. Tinsley Field is our top-performing tertiary oil field, and production there is expected to increase further as we continue to expand the flood. We initiated CO2 injections at Delhi Field (Phase 5) during November 2009 and saw initial tertiary production response at Delhi Field late in the first quarter of 2010. During the third quarter, Delhi production averaged 511 Bbls/d, slightly lower than the second quarter of 2010 average due to flowline repairs in the field; however, we expect this production to increase as we expand this CO2 flood. Although we commenced injection of CO2 into Oyster Bayou Field near the end of June 2010, we do not anticipate a production response from this field until late 2011. We have not yet started the construction of our CO2 recycling facilities at Oyster Bayou Field or Hastings Field, both of which are pending receipt of regulatory approval.
       During the third quarter of 2010, operating costs for our tertiary properties averaged $22.54 per Bbl, slightly lower than the third quarter of 2009 average cost of $23.14 per Bbl. The per barrel decrease quarter-to-quarter was primarily due to lower workover costs, offset in part by higher CO2 costs. On a per Bbl basis, our cost of CO2 increased by $0.40 per Bbl, from $4.25 per Bbl during the third quarter of 2009 to $4.65 per Bbl during the third quarter of 2010. For any specific field, we expect our tertiary lease operating expense per Bbl to be high initially and then decrease as production increases, ultimately leveling off until production begins to decline in the latter life of the field, when lease operating expense per Bbl will again increase.
Operating Results
       As summarized in the Overview section above, and discussed in further detail below, our operating results for the third quarter and first nine months of 2010 were higher than results in the same periods in 2009. The operating results of Encore and ENP from March 9, 2010 through September 30, 2010 are included in these results. As we control the general partner of ENP, the operating results of ENP are consolidated with our results of operations from our legacy properties, even though we only own approximately 46% of ENP’s common units. The primary factors impacting our operating results were the acquisition of Encore, higher oil and natural gas prices, changes in the fair value of our commodity derivative contracts, the gain on the sale of our interests in Genesis, and changes in production, which are all explained in more detail below.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
       Certain of our operating results and statistics for the comparative third quarters and first nine months of 2010 and 2009 are included in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per share and unit data	2010	2009	2010 (1)	2009

Operating results:

Net income (loss) attributable to Denbury stockholders	$29,104	$26,885	$261,359	$(78,652)

Net income (loss) per common share - basic	0.07	0.11	0.72	(0.32)

Net income (loss) per common share - diluted	0.07	0.11	0.71	(0.32)

Cash flow from operations	208,484	145,645	592,775	406,434

Average daily production volumes:

Bbls/d	64,233	34,926	58,234	36,819

Mcf/d	80,983	46,399	81,065	75,523

BOE/d	77,730	42,659	71,745	49,406

Operating revenues:

Oil sales	$426,896	$208,128	$1,176,085	$529,563

Natural gas sales	33,889	13,193	103,614	71,379

Total oil and natural gas sales	$460,785	$221,321	$1,279,699	$600,942

Commodity derivative contracts: (2)

Cash receipt (payment) on settlement of commodity derivative contracts	$10,036	$18,527	$(46,964)	$146,365

Non-cash fair value adjustment income (expense)	(42,517)	(22,284)	183,512	(323,426)

Total income (expense) from commodity derivative contracts	$(32,481)	$(3,757)	$136,548	$(177,061)

Operating expenses:

Lease operating	$131,768	$83,300	$355,731	$241,908

Production taxes and marketing	35,542	10,461	92,959	30,437

Total production expenses	$167,310	$93,761	$448,690	$272,345

Non-tertiary CO2 operating margin:

CO2 sales and transportation fees	$4,653	$3,659	$13,840	$9,708

CO2 discovery and operating expenses	(2,488)	(1,047)	(5,537)	(3,442)

Non-tertiary CO2 operating margin	$2,165	$2,612	$8,303	$6,266

Unit prices - including impact of derivative settlements: (2)

Oil price per Bbl	$71.63	$70.54	$68.88	$67.25

Natural gas price per Mcf	6.38	3.09	6.22	3.46

Unit prices - excluding impact of derivative settlements: (2)

Oil price per Bbl	$72.24	$64.77	$73.98	$52.68

Natural gas price per Mcf	4.55	3.09	4.68	3.46

Oil and natural gas operating revenues and expenses per BOE:

Oil and natural gas revenues	$64.44	$56.39	$65.34	$44.55

Oil and natural gas lease operating expenses	$18.43	$21.22	$18.16	$17.94

Oil and natural gas production taxes and marketing expense	4.97	2.67	4.75	2.26

Total oil and natural gas production expenses	$23.40	$23.89	$22.91	$20.20

(1)	Includes the results of operations of Encore and ENP from March 9, 2010 through September 30, 2010.

(2)	See Item 3.— Qualitative and Quantitative Disclosures about Market Risk, for additional information concerning our commodity derivative contracts.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
       Production. Average daily production by area for each of the four quarters of 2009 and for the first, second and third quarters of 2010 are shown below, as well as our estimated pro forma production for the first quarter of 2010 had production from the properties acquired in the Encore Merger been included with ours for the entire first quarter of 2010:

	Average Daily Production (BOE/d)

	First	Second	Third	Fourth	First	Pro Forma	Second	Third

	Quarter	Quarter	Quarter	Quarter	Quarter	First Quarter	Quarter	Quarter

Operating Area	2009	2009	2009	2009	2010 (1)	2010 (2)	2010	2010

Denbury Production excluding ENP

Tertiary oil fields	22,583	24,092	24,347	26,307	27,023	27,023	28,507	29,531

Mississippi — non-tertiary	11,904	10,043	8,931	8,914	7,829	7,829	8,967	7,965

Texas	17,063	16,088	7,579	8,035	5,235	5,235	5,148	4,824

Onshore Louisiana	708	885	699	679	662	662	775	714

Alabama and other	1,150	1,161	1,103	1,077	997	997	1,078	1,091

Cedar Creek Anticline	-	-	-	-	2,537	9,830	9,967	9,791

Bakken	-	-	-	-	890	3,549	4,500	4,657

Haynesville	-	-	-	-	838	3,196	3,931	3,685

Permian Basin	-	-	-	-	1,328	5,694	2,653	-

Other Rockies	-	-	-	-	1,202	4,566	4,643	4,621
Mid-Continent	-	-	-	-	2,313	8,963	5,100	2,221

Total Denbury Excluding ENP	53,408	52,269	42,659	45,012	50,854	77,544	75,269	69,100

Less: Properties Sold or to be Sold(3)					(4,479)	(17,853)	(11,684)	(5,906)

Continuing Production Excluding ENP	53,408	52,269	42,659	45,012	46,375	59,691	63,585	63,194

ENP Production

Cedar Creek Anticline	-	-	-	-	69	240	267	242

Bakken	-	-	-	-	3	11	18	14

Permian Basin	-	-	-	-	852	3,411	3,268	3,169

Other Rockies	-	-	-	-	1,227	4,845	4,816	4,797

Mid-Continent	-	-	-	-	120	527	473	408

Total ENP	-	-	-	-	2,271	9,034	8,842	8,630

Consolidated Total	53,408	52,269	42,659	45,012	53,125	86,578	84,111	77,730

(1)	Includes production of Encore and ENP from March 9, 2010 through March 31, 2010.

(2)	Represents pro forma production assuming we had reported the production from the Encore Merger beginning January 1, 2010.

(3)
Consists of production associated with the Southern Assets sale, which closed in May 2010; the Cleveland Sand Play sale, which closed in August 2010; and the proposed Haynesville and East Texas sale, which is expected to close in December 2010.

       As outlined in the above table, production during the three and nine months ended September 30, 2010 increased 82% and 45% respectively, over the respective 2009 production levels. These increases were primarily due to the additional production from the properties acquired in the Encore Merger, increased production in our tertiary fields, and the Conroe field acquisition which closed in December 2009. Offsetting these increases are the Barnett Shale dispositions in 2009. Our adjusted production for the third quarter of 2010, including ENP but excluding production from the Cleveland Sand Play disposition as well as the anticipated disposition of the Haynesville and East Texas natural gas assets, was 71,824 BOE/d.
       Our tertiary oil production during the three and nine months ended September 30, 2010 increased 21% and 20%, respectively, over the respective 2009 production levels. The increase in our tertiary oil production is discussed above under Results of Operations — CO2 Operations.
       Production in our Mississippi — non-tertiary operations decreased 11% and 20% from levels during the three and nine months ended September 30, 2009, respectively, partially due to the expected gradual decline in Heidelberg Field due to depletion, and the development of the Heidelberg CO2 flood, which resulted in production being shut-in while portions of the field were converted to tertiary operations. When production commences from these CO2 floods, these volumes will be reported as tertiary production for Heidelberg Field. Another almost equal factor in the lower production during the three and nine months ended September 30, 2010 was the lack of drilling activity in the Selma Chalk, a natural gas asset characterized by relatively high initial decline rates.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
       Our production at Cedar Creek Anticline averaged 10,033 BOE/d during the quarter, comparable to the production in the second quarter in this area. Production from our Bakken properties averaged 4,671 BOE/d in the third quarter, an increase of 3% as compared to second quarter 2010 production. The production increases in the Bakken during 2010 are due to on-going drilling and hydraulic fracturing in this area. Although we had three rigs operating in the Bakken during the third quarter, our production growth in the third quarter was impacted by completion problems on a few wells. We anticipate that we will be able to complete these wells during the fourth quarter, but these completion problems will cause a delay in our production growth in the fourth quarter and will make it difficult to achieve our previous production guidance. Before the end of 2010, we expect to add two drilling rigs in the Bakken, increasing our total expected operated drilling rigs from three to five rigs.
       Overall production decreased from second quarter of 2010 levels due to production attributable to the Southern Assets sale properties being included during the majority of the prior quarter. The anticipated sale of the Haynesville and East Texas properties will further reduce our overall production for the fourth quarter of 2010.
       Our production during the three and nine months ended September 30, 2010 was 83% and 81% oil, respectively, as compared to 82% and 75% during the three and nine months ended September 30, 2009, respectively. This increase is due to the sale of our Barnett Shale properties in the second half of 2009, the acquisition of interests in the Hastings Field in February 2009, the acquisition of interests in the Conroe Field in December 2009, and the increase in our tertiary operations, partially offset by the natural gas properties which we acquired in the Encore Merger and sold in May 2010.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
         Oil and Natural Gas Revenues. Due to the significant increase in oil and natural gas prices between the first nine months of 2009 and 2010, our oil and natural gas revenues increased sharply during the three and nine months ended September 30, 2010 as compared to those in the same periods of 2009. These changes in oil and natural gas revenues, excluding any impact of our commodity derivative contracts, are reflected in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010 vs. 2009		2010 vs. 2009

		Percentage		Percentage
	Increase in	Increase in	Increase in	Increase in
In thousands	Revenues	Revenues	Revenues	Revenues
Change in oil and natural gas revenues due to:
Legacy Denbury properties:
Increase in commodity prices	$57,516	26%	$407,042	68%
Increase in production	181,948	82%	271,715	45%

Total increase in oil and natural gas revenues	$239,464	108%	$678,757	113%

       Excluding any impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during the first, second and third quarters and first nine month periods of 2010 and 2009:

	Three Months Ended		Three Months Ended		Three Months Ended		Nine Months Ended

	March 31,		June 30,		September 30,		September 30,

	2010	2009	2010	2009	2010	2009	2010	2009
Net Realized Prices:
Oil price per Bbl	$76.53	$39.34	$73.99	$54.53	$72.24	$64.77	$73.98	$52.68
Natural gas price per Mcf	5.40	4.09	4.44	2.98	4.55	3.09	4.68	3.46
Price per BOE	69.21	34.97	63.76	44.48	64.44	56.39	65.34	44.55

NYMEX Differentials:
Oil per Bbl	$(2.08)	$(3.99)	$(4.13)	$(5.30)	$(3.85)	$(3.47)	$(3.62)	$(4.54)
Natural gas per Mcf	0.37	(0.41)	0.09	(0.82)	0.31	(0.33)	0.14	(0.44)
       Our oil NYMEX differential improved during the nine months ended September 30, 2010 as compared to our differential in the comparable period of 2009, primarily due to the 2009 sale of our Barnett Shale properties, where the NGL price was significantly below NYMEX oil prices, partially offset by the Rocky Mountain properties we acquired in the Encore Merger which tend to have higher oil differentials than our historical corporate average. Our oil NYMEX differential for the third quarter of 2010 was slightly worse than the comparable period of 2009 due primarily to greater differentials caused by a pipeline shutdown that temporarily lowered the oil prices received for our Rockies and Bakken production as we had to sell to alternative markets. This pipeline has been returned to service.
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

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
       Commodity Derivative Contracts. The following tables summarize the impact that our commodity derivative contracts had on our operating results for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2010	2009	2010	2009	2010	2009	2010	2009

			Natural Gas Derivative				Natural Gas Derivative
In thousands	Oil Derivative Contracts		Contracts		Oil Derivative Contracts		Contracts

Non-cash fair value gain (loss)	$(62,450)	$(20,850)	$19,933	$(1,434)	$144,471	$(306,029)	$39,041	$(17,397)

Cash settlement receipts (payments)	(3,590)	18,527	13,626	-	(80,969)	146,365	34,005	-

Total	$(66,040)	$(2,323)	$33,559	$(1,434)	$63,502	$(159,664)	$73,046	$(17,397)

       Changes in commodity prices and the expiration of contracts cause fluctuations in the estimated fair value of our commodity derivative contracts. Because we do not utilize hedge accounting for our commodity derivative contracts, the changes in fair value of these contracts, as outlined above, are recognized currently in the income statement. See Notes 6 and 7 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding our commodity derivative contracts.
       Production Expenses. Our lease operating expenses increased between the three months ended September 30, 2010 and 2009 in absolute dollars but decreased on a per BOE basis. Between the nine months ended September 30, 2010, lease operating expenses increased in both absolute dollars and on a per BOE basis. The increase in both periods on an absolute basis was primarily a result of:
•	the completion of the Encore Merger on March 9, 2010;
•	our increasing emphasis on tertiary operations and additional tertiary fields moving into the productive phase (see discussion of those expenses under CO2 Operations);
•	increasing personnel and related costs resulting primarily from the Encore Merger; and
•	higher electrical costs to operate our properties due primarily to the expansion of our tertiary operations;
Offsetting the increase was the sale of our Barnett Shale natural gas properties in the second half of 2009, which reduced lease operating expense on an absolute basis, but increased it on a per BOE basis as these properties had a lower per unit operating cost.
       Lease operating expense per BOE averaged $18.43 per BOE and $18.16 per BOE for the three and nine months ended September 30, 2010, respectively, as compared to $21.22 per BOE and $17.94 per BOE for the same periods in 2009. The significant difference in the per BOE amounts in the 2009 periods is due primarily to the sale of 60% of our Barnett Shale properties in the second quarter of 2009. Those properties had much lower operating costs per BOE than Denbury’s other properties. The addition of the Encore properties during 2010 have caused our lease operating costs on a per BOE basis to be lower as Encore’s properties have lower operating costs per BOE than Denbury’s legacy assets. Excluding the impact of the planned Haynesville and East Texas asset sales and the Cleveland Sand Play sale from our third quarter results, our lease operating expenses would have been $19.62 per BOE.
        Our tertiary operating costs, which have historically been higher than our company-wide operating costs, averaged $22.54 per BOE and $22.19 per BOE during the three and nine months ended September 30, 2010, respectively, as compared to $23.14 per BOE and $21.53 per BOE for the same periods of 2009. See CO2 Operations for a more detailed discussion. We expect that our lease operating costs on a per BOE basis will trend toward our tertiary operating costs as these operations become a larger percentage of our total operations. Costs of electricity and utilities to operate our tertiary properties have increased on an absolute basis primarily due to the expansion of our tertiary operations. We expect our tertiary operating costs to partially correlate with oil prices, as the price we pay for CO2 is partially tied to oil prices.
       Production taxes and marketing expenses generally change in proportion to commodity prices and production volumes, and as such, increased 240% and 205% during the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. This compares to an increase in oil and natural gas revenues of 108% and 113% during the three and nine months ended September 30, 2010, respectively. The addition of properties in other operating areas acquired in the Encore Merger also affected these costs. Transportation and plant processing fees increased approximately $5 million and $10 million during the three and nine months ended September 30, 2010 and 2009, primarily due to the addition of properties in other operating areas acquired in the Encore Merger.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
General and Administrative Expenses
       G&A expenses increased on a gross basis and decreased on a per BOE basis between the respective three and nine months ended September 30, 2010 and 2009 as set forth below:

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

In thousands, except per BOE data and employees	2010	2009	2010	2009
Gross cash G&A expense	$61,532	$36,091	$167,715	$107,565
Gross stock-based compensation	9,832	6,101	25,985	18,600
Founder’s compensation award	-	-	-	10,000
Incentive compensation for Genesis management	-	3,573	1,149	9,111
State franchise taxes	952	1,102	2,987	3,341
Operator labor and overhead recovery charges	(30,633)	(19,333)	(81,764)	(58,110)
Capitalized exploration and development costs	(4,568)	(3,496)	(15,056)	(10,679)

Net G&A expense	$37,115	$24,038	$101,016	$79,828

G&A per BOE:
Net cash G&A expense	$3.88	$3.63	$3.83	$3.09
Net stock-based compensation	1.18	1.30	1.12	1.16
Founder’s compensation award	-	-	-	0.74
Incentive compensation for Genesis management	-	0.91	0.06	0.68
State franchise taxes	0.13	0.28	0.15	0.25

Net G&A expense	$5.19	$6.12	$5.16	$5.92

Employees as of September 30	1,225	806	1,225	806

       Gross cash G&A expenses increased $25.4 million (70.5%) and $60.2 million (56%), respectively, during the three and nine months ended September 30, 2010, as compared to the same periods of 2009, primarily due to the Encore Merger and higher compensation and personnel-related costs associated with an increase in the number of employees and higher wages, which we consider necessary in order to remain competitive in our industry. During the nine months ended September 30, 2010 we increased our employee count by 52% primarily as a result of the Encore Merger, resulting in increased personnel-related costs. During the three and nine months ended September 30, 2010, stock-based compensation expense increased $3.7 million and $7.4 million, respectively, when compared to levels in the same periods of 2009, primarily due to the increase in employees and changes in the mix of compensation awarded to employees including accruing bonuses at a higher percent.
       During the nine months ended September 30, 2010, the increase in personnel-related costs was partially offset by a $8.0 million decrease in charges relating to incentive compensation awards for the management of Genesis. The change of control provision of each member’s compensation agreement was triggered concurrent with our sale of Genesis in the first quarter of 2010 and the incentive compensation awards were settled for $14.9 million, with $1.1 million of this being recognized as expense during February 2010. Additional professional fees, attributable in-part to fees of $1.7 million paid by the ENP general partner to advisors and others related to the strategic alternatives process (see Overview – Strategic alternatives for ENP), and office operating expenses attributable to the legacy Encore and new Plano office leases also contributed to higher G&A expense during the three and nine months ended September 30, 2010.
       The increase in gross G&A expense during the three and nine months ended September 30, 2010, as compared to those costs in the same period of 2009, was offset in part by an increase in operator overhead recovery charges. Our well operating agreements allow us, when we are the operator, to charge a well with a specified overhead rate during the drilling phase and also to charge a monthly fixed overhead rate for each producing well. Operator labor and overhead recovery charges also include $2.8 million received from Quantum in payment for our continuing to operate the Southern Asset properties through July 2010. As a result of additional operated wells from acquisitions, additional tertiary operations, drilling activity during the past year, and increased compensation expense, the amount we recovered as operator labor and overhead charges increased by 58% and 41%, respectively, during the three and nine months ended September 30, 2010, as compared to the same periods in 2009. Capitalized exploration and development costs also increased between the periods, primarily due to additional personnel and increased compensation costs.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
       The net effect of these changes resulted in a 54% increase (a 15% decrease on a per BOE basis) in G&A expense between the comparable third quarters of 2010 and 2009. For the nine month periods, G&A expenses increased 27% on a gross basis, but decreased 13% on a per BOE basis, as our increased production for the nine month period more than offset the increase in expenses.
Interest and Financing Expenses

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

In thousands, except per BOE data and interest rates	2010	2009	2010	2009
Cash interest expense	$58,234	$28,694	$164,173	$80,296
Non-cash interest expense	6,014	2,037	15,136	5,363
Less: capitalized interest	(10,917)	(20,872)	(56,079)	(48,699)

Interest expense	$53,331	$9,859	$123,230	$36,960

Interest income and other	$1,268	$2,269	$7,658	$7,750
Net cash interest expense and other income per BOE (1)	$6.57	$1.89	$5.27	$2.21
Average debt outstanding	$2,751,258	$1,240,827	$2,710,573	$1,246,266
Average interest rate (2)	8.5%	9.2%	8.1%	8.3%

(1)	Cash interest expense less capitalized interest less interest and other income on a per BOE basis.

(2)	Includes commitment fees but excludes debt issue costs and amortization of discount and premium.
       Interest expense increased $43.5 million and $86.3 million, respectively, during the three and nine months ended September 30, 2010, as compared to the same periods in 2009, primarily due to our February 2010 issuance of the 2020 Notes, debt assumed from Encore in the Encore Merger, and borrowings under our new $1.6 billion revolving credit agreement, which were used to finance a portion of the Encore Merger. The increase in interest expense between the comparative nine month periods was partially offset by an increase of 15% in our interest capitalization relating primarily to our CO2 pipelines under construction. The first phase of our Green Pipeline was placed into service on June 29, 2010, and the balance of approximately $815 million (including capitalized interest) was no longer subject to interest capitalization at that date. A significant amount of our interest capitalized during the first half of 2010 (and to a lesser extent the second half of 2009) related to the construction of this first phase, and consequently our capitalized interest for the third quarter of 2010 was 48% and 54% lower compared to the third quarter of 2009 and the second quarter of 2010, respectively.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Depletion, Depreciation, and Amortization

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

In thousands, except per BOE data	2010	2009	2010	2009
Depletion, depreciation, and amortization of oil and natural gas properties	$108,692	$44,935	$295,923	$151,890
Depletion and depreciation of CO2 assets	4,984	4,399	15,964	12,960
Asset retirement obligations	1,877	823	4,676	2,460
Depreciation of other fixed assets	5,668	3,368	15,739	9,835
Cumulative change due to revision in policy for CO2 properties	(9,619)	-	(9,619)	-

Total DD&A	$111,602	$53,525	$322,683	$177,145

DD&A per BOE:
Oil and natural gas properties	$15.46	$11.66	$15.35	$11.44
CO2 assets and other fixed assets	1.49	1.98	1.62	1.69
Cumulative change due to revision in policy for CO2 properties	(1.34)	-	(0.49)	-

Total DD&A cost per BOE	$15.61	$13.64	$16.48	$13.13

       Depletion of oil and natural gas properties increased on both a per BOE basis and in absolute dollars during the three and nine months ended September 30, 2010 as compared to the same periods of 2009, primarily due to the increase in our oil and natural gas property balance and the associated reserve volumes and production from the Encore Merger, reserve additions in our tertiary fields and our Bakken properties during the second quarter of 2010, and the acquisition of interests in the Conroe Field in December 2009.
       We continually evaluate the performance of our tertiary projects, and if performance indicates that we are reasonably certain of recovering additional reserves from these floods, we recognize those incremental reserves in that quarter. Since we adjust our DD&A rate each quarter based on any changes in our estimates of oil and natural gas reserves and costs, our DD&A rate could change significantly in the future. We recognized incremental reserves during the second quarter of 2010 related to our tertiary production at several tertiary fields, the most significant of which was Delhi Field, where we initiated CO2 injections during the fourth quarter of 2009, and had first oil production response to tertiary injections during March 2010.
       Our DD&A expense for our other fixed assets increased on an absolute basis during the three and nine months ended September 30, 2010 as compared to the rate in the comparable periods in 2009. The increase is primarily a result of the Encore Merger in March 2010 and field office expansion during 2009. Our DD&A expense for our CO2 assets increased on an absolute basis for the three and nine months ended September 30, 2010 compared to the prior periods due to increased CO2 production. On a per BOE basis, DD&A expense for our CO2 assets and other fixed assets decreased for the three months ended September 30, 2010 compared to the prior year quarter due to increased oil and natural gas production volumes as a result of the Encore Merger which closed in March 2010. The first phase of our Green Pipeline was placed into service on June 29, 2010, and became subject to depreciation. At September 30, 2010, we had $106.8 million of costs (including capitalized interest) related to CO2 pipelines under construction, principally related to the remaining portion of the Green Pipeline to Hastings Field, which were not being depreciated.
       During the third quarter of 2010, the Company changed its method of accounting for CO2 properties and recorded a one-time, non-cash net reduction of $9.6 million ($6.0 million after tax) to depletion, depreciation and amortization expense for the period, which reflects the cumulative impact of the revised accounting policy on our historical financials. See Note 2, Basis of Presentation, for additional information regarding the change.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
       Under full cost accounting rules, we are required each quarter to perform a ceiling test calculation. We did not have a ceiling test write-down at September 30, 2010. However, if oil and natural gas prices were to decrease significantly in subsequent periods, we may be required to record additional write-downs under the full cost pool ceiling test in the future. The possibility and amount of any future write-down is difficult to predict, and will depend upon oil and natural gas prices, the incremental proved reserves that may be added each period, revisions to previous reserve estimates and future capital expenditures, and additional capital spent.

DENBURY RESOURCES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Encore Transaction and Other Costs
       FASC Business Combinations topic requires that all transaction-related costs (advisory, legal, accounting, due diligence, integration, etc.) be expensed as incurred. We recognized a total of $11.5 million and $79.3 million, respectively, of transaction and other costs during the three and nine months ended September 30, 2010 associated with the Encore Merger, including $10.7 million and $31.4 million, respectively, related to severance costs.
Income Taxes

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

In thousands, except per BOE amounts and tax rates	2010	2009	2010	2009
Current income tax provision (benefit)	$3,704	$(6,160)	$11,314	$18,140
Deferred income tax provision (benefit)	16,595	20,537	167,289	(67,869)

Total income tax provision (benefit)	$20,299	$14,377	$178,603	$(49,729)

Average income tax provision (benefit) per BOE	$2.84	$3.66	$9.12	$(3.69)
Effective tax rate	39.4%	34.9%	38.8%	38.7%
       Our income taxes are based on an estimated statutory rate of approximately 37.8%. Our effective tax rate has historically been slightly lower than our estimated statutory rate due to the impact of certain items such as our domestic production activities deduction, offset in part by certain non-cash stock-based compensation that cannot be deducted for tax purposes in the same manner as book expense. As a result of the Encore Merger, our statutory rate increased, which required us to remeasure our deferred tax liabilities in the first quarter of 2010 resulting in an additional income tax provision of approximately $10 million. As a result of the sale of the Southern Assets, our statutory rate decreased, which required us to remeasure our deferred tax liabilities in the second quarter of 2010 resulting in an income tax benefit of approximately $3 million. The combination of these items increased our effective tax rate to 38.8% during the nine months ended September 30, 2010, as compared to 38.7% during the nine months ended September 30, 2009.
       During the three and nine months ended September 30, 2009, the current income tax expense (benefit) represented our anticipated alternative minimum cash taxes that we could not offset with enhanced oil recovery credits. In addition, included in that amount was approximately $23 million in current taxes associated with our sale of a portion of our Barnett Shale assets. We recognized a current income tax benefit in the third quarter of 2009 as a result of a reconciliation of our tax provision to the actual amounts reported on our tax return. The current income tax expense for the three and nine months ended September 30, 2010 represents state income taxes, primarily related to the sale of the Southern Assets and the sale of our interests in Genesis. As of September 30, 2010, we had an estimated $51.4 million of enhanced oil recovery credits, including $12.9 million related to the Encore Merger, to carry forward that can be utilized to reduce our current income taxes during 2010 or future years. These enhanced oil recovery credits do not begin to expire until 2023. Since the ability to earn additional enhanced oil recovery credits is based upon the level of oil prices, we would not currently expect to earn additional enhanced oil recovery credits unless oil prices were to significantly deteriorate.
       The Encore Merger was treated as a tax-free asset acquisition for tax purposes. Accordingly, Encore’s tax basis and tax attributes carried over to us, with the tax attributes being subject to certain limitations. Upon testing these limitations, it has been determined that the limitations are not likely to affect our use of Encore’s tax attributes. The tax attributes that carried over to us include enhanced oil recovery credits of $12.9 million, alternative minimum tax credits of $2.3 million, and state net operating losses of $1 million, tax effected.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Per BOE data	2010	2009	2010	2009

Oil and natural gas revenues	$64.44	$56.39	$65.34	$44.55
Settlement payments (receipts) of commodity derivative contracts	1.40	4.72	(2.40)	10.85
Lease operating expenses	(18.43)	(21.22)	(18.16)	(17.94)
Production taxes and marketing expenses	(4.97)	(2.67)	(4.75)	(2.26)

Production netback	42.44	37.22	40.03	35.20
Non-tertiary CO2 operating margin	0.30	0.67	0.42	0.46
G&A expenses	(5.19)	(6.12)	(5.16)	(5.92)
Transactions costs and other related to the Encore Merger	(1.60)	-	(4.05)	-
Net cash interest expense and other income	(6.57)	(1.89)	(5.27)	(2.21)
Current income taxes and other	1.37	5.03	0.92	1.26
Changes in operating assets and liabilities	(1.60)	2.20	3.37	1.34

Cash flow from operations	29.15	37.11	30.26	30.13
DD&A	(15.61)	(13.64)	(16.48)	(13.13)
Deferred income taxes	(2.32)	(5.23)	(8.54)	5.03
Gain on sale of interests in Genesis	-	-	5.18	-
Non-cash fair value derivative adjustments	(5.86)	(5.68)	9.45	(23.98)
Net income attributable to noncontrolling interest	(0.30)	-	(1.04)	-
Changes in operating assets and liabilities and other non-cash items	(0.99)	(5.71)	(5.49)	(3.88)

Net income attributable to Denbury stockholders	$4.07	$6.85	$13.34	$(5.83)

Critical Accounting Policies
        For additional discussion of our critical accounting policies, which remain unchanged, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.
Forward-Looking Information
        The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements found in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, forecasted capital expenditures, dates of pipeline construction commencement and completion, drilling activity or methods, acquisition plans and proposals and dispositions, development activities, timing of CO2 injections in tertiary flooding projects, cost savings, capital budgets, production rates and volumes or forecasts thereof, hydrocarbon reserve quantities and values, CO2 reserves, potential reserves from tertiary operations, hydrocarbon prices, pricing or cost assumptions based on current and projected oil and natural gas prices, liquidity, cash flows, availability of capital, borrowing capacity, regulatory matters, mark-to-market values, competition, long-term forecasts of production, finding costs, rates of return, estimated costs, or changes in costs, future capital expenditures and overall economics and other variables surrounding our operations and future plans. Such forward-looking statements generally are accompanied by words such as “plan,” “estimate,” “expect,” “predict,” “anticipate,” “projected,” “should,” “assume,” “believe,” “target,” or other words that convey the uncertainty of future events or outcomes.

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
        We finance some of our acquisitions and other expenditures with fixed and variable rate debt. These debt agreements expose us to market risk related to changes in interest rates. We had $360 million of bank debt outstanding as of September 30, 2010 (primarily ENP bank debt as outlined below), $210 million of which is subject to floating interest rates after taking into consideration interest rate swaps. The carrying value of our bank debt is approximately fair value based on the fact that it is subject to short-term floating interest rates that approximate the rates available to us for those periods. We adjusted the estimated fair value measurements of our bank debt at September 30, 2010, for estimated nonperformance risk of approximately $13.6 million, which was determined utilizing industry credit default swaps. None of our existing debt has any triggers or covenants regarding our debt ratings with rating agencies. The fair value of the subordinated debt is based on quoted market prices. The following table presents the carrying and fair values of our debt, along with average interest rates at September 30, 2010:

	Expected Maturity Dates							Carrying	Fair

In thousands, except percentages	2012	2013	2014	2015	2016	2017	2020	Value	Value

Variable rate debt:

Denbury Credit Agreement (weighted average interest rate of 2.3% at September 30, 2010)	$-	$-	$120,000	$-	$-	$-	$-	$120,000	$110,605

ENP Credit Agreement (weighted average interest rate of 2.8% at September 30, 2010)	240,000	-	-	-	-	-	-	240,000	235,819

Fixed rate debt:

7.5% Senior Subordinated Notes due 2013	-	225,000	-	-	-	-	-	224,514	228,938

6.25% Senior Subordinated Notes due 2014	-	-	1,072	-	-	-	-	1,084	1,072

6.0% Senior Subordinated Notes due 2015	-	-	-	485	-	-	-	490	485

7.5% Senior Subordinated Notes due 2015	-	-	-	300,000	-	-	-	300,449	311,250

9.5% Senior Subordinated Notes due 2016	-	-	-	-	224,920	-	-	240,193	251,078

9.75% Senior Subordinated Notes due 2016	-	-	-	-	426,350	-	-	403,140	478,578

7.25% Senior Subordinated Notes due 2017	-	-	-	-	-	2,250	-	2,276	2,250

8.25% Senior Subordinated Notes due 2020	-	-	-	-	-	-	996,273	996,273	1,087,233
        At this level of floating rate debt, if LIBOR increased by 10%, we would incur an additional $0.5 million of interest expense per year on our revolving credit facilities, and if LIBOR decreased by 10%, we would incur $0.5 million less. Additionally, if the discount rates on our senior notes increased by 10%, we estimate the fair value of our fixed rate debt at September 30, 2010 would increase by approximately $18.5 million, and if the discount rates on our senior notes decreased by 10%, we estimate the fair value would decrease by approximately $18.5 million.
        As of September 30, 2010, the fair market value of ENP’s interest rate swaps was a net liability of approximately $2.4 million. If the Eurodollar rate increased by 10%, we estimate the liability would remain at approximately $2.4 million, and if the Eurodollar rate decreased by 10%, we estimate the liability would increase to approximately $2.5 million.
        See Note 5 to the Unaudited Condensed Consolidated Financial Statements for details regarding our long-term debt.
Commodity Derivative Contracts and Commodity Price Sensitivity
        From time to time, we enter into various oil and natural gas derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future oil and natural gas production. We do not hold or issue derivative financial instruments for trading purposes. These contracts have consisted of price floors, collars, and fixed price swaps. The production that we hedge has varied from year to year depending on our levels of debt and financial strength and expectation of future commodity prices. In early 2009, we began to employ a strategy to hedge a portion of our production looking out 12 to 15 months from each quarter, as we believe it is important to protect our future cash flow to provide a level of assurance for our capital spending in those future periods in light of current worldwide economic uncertainties. However, as a result of the Encore Merger and the higher debt levels necessary to finance it, we entered into costless collars in November 2009 and March 2010 to hedge a significant portion of our forecasted production through 2011. Given the sale of the Southern Assets commencing in May 2010, we returned to our strategy initiated during early 2009 whereby we hedge a portion of our production for the next 12 to 15 months, as discussed above. See Notes 6 and 7 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding our commodity derivative contracts.

DENBURY RESOURCES INC.
        All of the mark-to-market valuations used for our oil and natural gas derivatives are provided by external sources and are based on prices that are actively quoted. We manage and control market and counterparty credit risk through established internal control procedures that are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures, and diversification. All of our commodity derivative contracts are with parties that are lenders under our revolving credit agreement and all of ENP’s commodity derivative contracts are with parties that are lenders under its revolving credit agreement. We have included an estimate of nonperformance risk in the fair value measurement of our oil and natural gas derivative contracts. We have measured nonperformance risk based upon credit default swaps or credit spreads. At September 30, 2010 and December 31, 2009, the net asset (liability) of our open commodity derivative contracts was reduced by $0.6 million and $0.8 million, respectively, for estimated nonperformance risk.
        For accounting purposes, we do not apply hedge accounting to our commodity derivative contracts. This means that any changes in the fair value of these derivative contracts will be charged to earnings on a quarterly basis instead of charging the effective portion to other comprehensive income and the ineffective portion to earnings.
        At September 30, 2010, our commodity derivative contracts were recorded at their fair value, which was a net asset of approximately $67.2 million (excluding $32.4 million of deferred premiums that Denbury is obligated to pay for its derivative contracts, which payments are not subject to changes in commodity prices), a significant change from the $128.7 million fair value liability recorded at December 31, 2009. This change is primarily related to the expiration of oil derivative contracts during the first nine months of 2010 and to the oil and natural gas futures prices as of September 30, 2010 in relation to the new commodity derivative contracts for 2010 through 2012 that we entered into during the first nine months of 2010.
        Based on NYMEX crude oil and natural gas futures prices as of September 30, 2010, and assuming both a 10% increase and decrease thereon, we would expect to make or receive payments on our crude oil and natural gas derivative contracts as seen in the following table:

	Crude Oil	Natural Gas
	Derivative	Derivative
	Contracts	Contracts
In thousands	Receipt / (Payment)	Receipt

Based on:
NYMEX futures prices as of September 30, 2010	$(19,187)	$68,477
10% increase in prices	(38,709)	8,185
10% decrease in prices	53,176	83,794
Item 4. Controls and Procedures
        Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to ensure: that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

DENBURY RESOURCES INC.
        Evaluation of Changes in Internal Control Over Financial Reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have determined that, during the third quarter of fiscal 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DENBURY RESOURCES INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
        Information with respect to this item is incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2009, updated as follows.
        On October 21, 2010, the Presiding Judge in the Israni and Scott class action cases related to the Encore Merger which are pending in Tarrant County District Court, delayed until December 16, 2010, the October 21st hearing originally set to consider final approval of the Stipulation of Settlement dated June 22, 2010 settling the Israni and Scott cases, certifying the class and dismissing the case with prejudice. This delay was ordered to allow time for mailing of a supplemental notice of pendency and proposed settlement to all former Encore shareholders. The settlement amount agreed upon with the Israni and Scott plaintiffs is immaterial to us.
        On October 11, 2010, the Presiding Judge in the District Court of Dallas County, Texas in Harbor Police Retirement System vs. Gareth Roberts, et al denied the defendants’ motion to dismiss the plaintiffs’ compensation claims. On October 20, 2010, the defendants filed with the Fifth Court of Appeals in Dallas, Texas, a petition for a writ of mandamus regarding establishment of demand futility, which motion is pending. Denbury believes that its directors have a valid defense to the remaining claims against them, and that the allegations in this suit are without merit. Denbury and its directors intent to defend this litigation vigorously.
Item 1A. Risk Factors
        Information with respect to the risk factors has been incorporated by reference from Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the risk factors since the filing of such Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
        The following table summarizes purchases of our common stock during the third quarter of 2010:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares
	Number of	Average	as Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Month	Purchased	per Share	Programs	Plans or Programs

July 2010	25,444	$15.65	-	-
August 2010	13,352	15.55	-	-
September 2010	13,320	15.83	-	-

Total	52,116	15.67	-	$-

        These shares were purchased from our employees who delivered shares to us to satisfy their tax withholding requirements related to the vesting of restricted shares and the exercise of stock appreciation rights.
Item 6. Exhibits

Exhibit	Description
10.1*
Second Amendment to Credit Agreement, dated as of September 30, 2010, among Denbury Resources Inc., as Borrower, the financial institutions listed on Schedule 1.1 thereto, as Banks, JPMorgan Chase Bank, N.A., as Administrative Agent, Banc of America Securities LLC, as Syndication Agent, and BNP Paribas, The Bank of Nova Scotia, and Credit Suisse Securities (USA) LLC, as Co-Documentation Agents.

DENBURY RESOURCES INC.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Operations, (3) Unaudited Condensed Consolidated Statements of Cash Flows, (4) Unaudited Condensed Consolidated Statement of Changes in Equity, and (5) Unaudited Condensed Consolidated Statements of Comprehensive Operations.

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
Date: November 9, 2010