Form 10-K/A
period 2010-12-31
DENBURY RESOURCES INC
filed 2011-03-30
CIK 945764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-12935
DENBURY RESOURCES INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-0467835 (IRS Employer Identification No.)

5320 Legacy Drive, Plano, Texas (Address of Principal Executive Offices)	75024 (Zip Code)
Registrant’s telephone number, including area code
(972) 673-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceedings 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,097,619,350.
The number of shares outstanding of the registrant’s Common Stock as of January 31, 2011, was 401,021,995.
DOCUMENTS INCORPORATED BY REFERENCE

Document:		Incorporated as to:

1.	Notice and Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2011.	1.	Part III, Items 10, 11, 12, 13, 14

Explanatory Note
     The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010 (“Form 10-K”), as filed with the Securities and Exchange Commission on March 1, 2011, is to furnish Exhibit 101 to the Form 10-K as required by Rule 405 of Regulation S-T. Exhibit 101 provides certain items from our Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”).
     No other changes have been made to the Form 10-K other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.
     Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     See Index to Exhibits beginning on page 4 of this Amendment No. 1.

2

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENBURY RESOURCES INC.
March 29, 2011	By:	/s/ Mark C. Allen
Mark C. Allen
Sr. Vice President and Chief Financial Officer

March 29, 2011	By:	/s/ Alan Rhoades
Alan Rhoades
Vice President, Accounting

3

DENBURY RESOURCES INC.
INDEX TO EXHIBITS

Exhibit
No.	Exhibit
2	Agreement and Plan of Merger by and between Encore Acquisition Company and Denbury Resources Inc. Executed on October 31, 2009 (incorporated by reference as Exhibit 2.1 of our Form 8-K filed November 5, 2009).

3(a)	Restated Certificate of Incorporation of Denbury Resources Inc. filed with the Delaware Secretary of State on December 29, 2003 (incorporated by reference as Exhibit 3.1 of our Form 8-K filed December 29, 2003).

3(b)	Certificate of Amendment of Restated Certificate of Incorporation of Denbury Resources Inc. filed with the Delaware Secretary of State on October 20, 2006 (incorporated by reference as Exhibit 3(a) of our Form 10-Q filed November 8, 2005).

3(c)	Certificate of Amendment of Restated Certificate of Incorporation of Denbury Resources Inc. filed with the Delaware Secretary of State on November 21, 2007 (incorporated by reference as Exhibit 3(c) of our Form 10-K filed February 29, 2008).

3(d)	Bylaws of Denbury Resources Inc., a Delaware corporation, adopted December 29, 2003 (incorporated by reference as Exhibit 3.2 of our Form 8-K filed December 29, 2003).

4(a)	Indenture for $225 million of 7.5% Senior Subordinated Notes due 2013 among Denbury Resources Inc., certain of its subsidiaries and JP Morgan Chase Bank as trustee, dated March 25, 2003 (incorporated by reference as Exhibit 4(a) of our Registration Statement No. 333-105233- 04 on Form S-4, filed May 14, 2003).

4(b)	First Supplemental Indenture to Indenture for $225 million of 7.5% Senior Subordinated Notes due 2013 dated as of December 29, 2003, among Denbury Resources Inc., certain of its subsidiaries, and the JP Morgan Chase Bank, as trustee (incorporated by reference as Exhibit 4.1 of our Form 8-K, filed December 29, 2003).

4(c)	Second Supplemental Indenture to Indenture for $225 million of 7.5% Senior Subordinated Notes due 2013 dated as of July 24, 2009, among Denbury Resources Inc., certain of its subsidiaries, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference as Exhibit 4(c) of our form 10-K filed March 1, 2010).

4(d)	Third Supplemental Indenture to Indenture for $225 million of 7.5% Senior Subordinated Notes due 2013 dated as of March 9, 2010, among Denbury Resources, Inc., certain of its subsidiaries, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.4 of our Form 8-K filed on March 12, 2010).

4(e)*	Fourth Supplemental Indenture to Indenture for $225 million of 7.5% Senior Subordinated Notes due 2013 dated as of February 3, 2011, among Denbury Resources Inc., certain of its subsidiaries, and The Bank of New York Mellon Trust Company, N.A., as trustee.

4(f)	Fifth Supplemental Indenture, dated as of February 17, 2011, among Denbury Resources Inc., Denbury Onshore, LLC and certain other subsidiaries of Denbury Resources Inc. and The Bank of New York Mellon Trust Company, N.A., with respect to $225 million of 7 1/2% Senior Subordinated Notes due 2013. (incorporated by reference as Exhibit 4.2 of our Form 8-K filed February 22, 2011).

4(g)	Indenture for $150 million of 7.5% Senior Subordinated Notes due 2015 among Denbury Resources Inc., certain of its subsidiaries, and JP Morgan Chase Bank, as trustee (incorporated by reference as Exhibit 4.1 of our Form 8-K filed December 9, 2005).

4(h)	First Supplemental Indenture for $150 million of 7.5% Senior Subordinated Notes due 2015, dated as of April 3, 2007, between Denbury Resources Inc., as issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference as Exhibit 4.1 of our Form 8-K filed April 3, 2007).

Exhibit
No.	Exhibit
4(i)	Second Supplemental Indenture to Indenture for $150 million of 7.5% Senior Subordinated Notes due 2015, dated as of July 24, 2009, between Denbury Resources Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference as Exhibit 4(f) of our form 10-K for the year ended 2009, filed March 1, 2010).

4(j)	Third Supplemental Indenture to Indenture for $150 million of 7.5% Senior Subordinated Notes due 2015, dated as of March 9, 2010, between Denbury Resources Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference from Exhibit 4.5 of our Form 8-K filed on March 12, 2010).

4(k)*	Fourth Supplemental Indenture to Indenture for $150 million of 7.5% Senior Subordinated Notes due 2015, dated as of February 3, 2011, between Denbury Resources Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4(l)	Fifth Supplemental Indenture, dated as of February 17, 2011, among Denbury Resources Inc. and certain other subsidiaries of Denbury Resources Inc. and The Bank of New York Mellon Trust Company, N.A., with respect to $300 million of 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference as Exhibit 4.3 to our Form 8-K filed February 22, 2011).

4(m)	Indenture for $420 million of 9.75% Senior Subordinated Notes due 2016 among Denbury Resources Inc., certain of its subsidiaries, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference as Exhibit 4.1 of our Form 8-K filed February 17, 2009).

4(n)	First Supplemental Indenture to Indenture for $420 million of 9.75% Senior Subordinated Notes due 2016, dated as of June 30, 2009, between Denbury Resources Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference as Exhibit 4(h) of our form 10-K for the year ended 2009, filed March 1, 2010).

4(o)	Second Supplemental Indenture to Indenture for $420 million of 9.75% Senior Subordinated Notes due 2016, dated as of March 9, 2010, between Denbury Resources Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference as Exhibit 4.6 of our Form 8-K filed on March 12, 2010).

4(p)*	Third Supplemental Indenture to Indenture for $420 million of 9.75% Senior Subordinated Notes due 2016, dated as of February 3, 2011, between Denbury Resources Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4(q)	Indenture for $1 billion of 8 1/4% Senior Subordinated Notes due 2020 among Denbury Resources Inc., certain of its subsidiaries, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference as Exhibit 4.1 of our Form 8-K filed February 12, 2010).

4(r)	First Supplemental Indenture to Indenture for $1billion of 8 1/4% Senior Subordinated Notes due 2020, dated as of March 9, 2010, among Denbury Resources Inc., certain of its subsidiaries, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference as Exhibit 4.7 of our Form 8-K filed on March 12, 2010).

4(s)*	Second Supplemental Indenture to Indenture for $1 billion of 8 1/4% Senior Subordinated Notes due 2020, dated as of February 3, 2011, among Denbury Resources Inc., certain of its subsidiaries, and Wells Fargo Bank, National Association, as Trustee.

4(t)	Indenture, dated as of April 2, 2004, among Encore Acquisition Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, with respect to the 6.25% Senior Subordinated Notes due 2014 (incorporated by reference as Exhibit 4.1.1 of our Form 8-K filed on March 12, 2010).

4(u)	First Supplemental Indenture, dated as of January 2, 2008, among Encore Acquisition Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, with respect to the 6.25% Senior Subordinated Notes due 2014 (incorporated by reference as Exhibit 4.1.2 of our Form 8-K filed on March 12, 2010).

4(v)	Second Supplemental Indenture, dated as of January 27, 2010, among Encore Acquisition Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, with respect to the 6.25% Senior Subordinated Notes due 2014 (incorporated by reference as Exhibit 4.1.3 of our Form 8-K filed on March 12, 2010).

4(w)	Third Supplemental Indenture, dated as of March 10, 2010, among Denbury Resources Inc. as successor in interest by merger to Encore Acquisition Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, with respect to the 6.25% Senior Subordinated Notes due 2014 (incorporated by reference as Exhibit 4.1.4 of our Form 8-K filed on March 12, 2010).

Exhibit
No.	Exhibit
4(x)*	Fourth Supplemental Indenture, dated as of February 3, 2011, among Denbury Resources Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, with respect to the 6.25% Senior Subordinated Notes due 2014.

4(y)	Indenture, dated as of July 13, 2005, among Encore Acquisition Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, with respect to the 6.0% Senior Subordinated Notes due 2015 (incorporated by reference as Exhibit 4.2.1 of our Form 8-K filed on March 12, 2010).

4(z)	First Supplemental Indenture, dated as of January 2, 2008, among Encore Acquisition Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, with respect to the 6.0% Senior Subordinated Notes due 2015 (incorporated by reference as Exhibit 4.2.2 of our Form 8-K filed on March 12, 2010).

4(aa)	Second Supplemental Indenture, dated as of January 27, 2010, among Encore Acquisition Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, with respect to the 6.0% Senior Subordinated Notes due 2015 (incorporated by reference as Exhibit 4.2.3 of our Form 8-K filed on March 12, 2010).

4(bb)	Third Supplemental Indenture, dated as of March 10, 2010, among Denbury Resources Inc., as successor in interest by merger to Encore Acquisition Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, with respect to the 6.0% Senior Subordinated Notes due 2015 (incorporated by reference as Exhibit 4.2.4 of our Form 8-K filed on March 12, 2010).

4(cc)*	Fourth Supplemental Indenture, dated as of February 3, 2011, among Denbury Resources Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, with respect to the 6.0% Senior Subordinated Notes due 2015.

4(dd)	Indenture, dated as of November 16, 2005, among Encore Acquisition Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, with respect to Subordinated Debt Securities (incorporated by reference as Exhibit 4.3.1 of our Form 8-K filed on March 12, 2010).

4(ee)	First Supplemental Indenture, dated as of November 16, 2005, among Encore Acquisition Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, with respect to the 7.25% Senior Subordinated Notes due 2017 (incorporated by reference as Exhibit 4.3.2 of our Form 8-K filed on March 12, 2010).

4(ff)	Second Supplemental Indenture, dated as of January 2, 2008, among Encore Acquisition Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, with respect to the 7.25% Senior Subordinated Notes due (incorporated by reference as Exhibit 4.3.3 of our Form 8-K filed on March 12, 2010).

4(gg)	Third Supplemental Indenture, dated as of April 27, 2009, among Encore Acquisition Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, with respect to the 9.50% Senior Subordinated Notes due 2016 (incorporated by reference as Exhibit 4.3.4 of our Form 8-K filed on March 12, 2010).

4(hh)	Fourth Supplemental Indenture, dated as of January 27, 2010, among Encore Acquisition Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, with respect to the 7.25% Senior Subordinated Notes due 2017 and the 9.50% Senior Subordinated Notes due 2016 (incorporated by reference as Exhibit 4.3.5 of our Form 8-K filed on March 12, 2010).

4(ii)	Fifth Supplemental Indenture, dated as of March 10, 2010, among Denbury Resources Inc., as successor in interest by merger to Encore Acquisition Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, with respect to the 7.25% Senior Subordinated Notes due 2017 and the 9.50% Senior Subordinated Notes due 2016 (incorporated by reference as Exhibit 4.3.6 of our Form 8-K filed on March 12, 2010).

4(jj)*	Sixth Supplemental Indenture, dated as of February 3, 2011, among Denbury Resources Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, with respect to the 7.25% Senior Subordinated Notes due 2017 and the 9.50% Senior Subordinated Notes due 2016.

Exhibit
No.	Exhibit
4(kk)	Indenture dated as of February 17, 2011 among the Company, certain of the Company’s subsidiaries as guarantors and Wells Fargo, National Association, as trustee, with respect to $400 million of 6 3/8% Senior Subordinated Notes due 2021 (incorporated by reference as Exhibit 4.1 to our Form 8-K filed February 22, 2011).

10(a)	Credit Agreement, dated as March 9, 2010, among Denbury Resources Inc., as Borrower, the financial institutions listed on Schedule 1.1 thereto, as Banks, JPMorgan Chase Bank, N.A., as Administrative Agent, Banc of America Securities LLC, as Syndication Agent, and BNP Paribas, The Bank of Nova Scotia, and Credit Suisse Securities (USA) LLC, as Co-Documentation Agents (incorporated by reference as Exhibit 10.1 of our Form 8-K filed on March 12, 2010).

10(b)	First Amendment to Credit Agreement dated as of March 9, 2010, dated as of May 13, 2010, among Denbury Resources Inc., as Borrower, the financial institutions listed on Schedule 1.1 thereto, as Banks, JPMorgan Chase Bank, N.A., as Administrative Agent, Banc of America Securities LLC, as Syndication Agent, and BNP Paribas, The Bank of Nova Scotia, and Credit Suisse Securities (USA) LLC, as Co-Documentation Agents (incorporated by reference as 10.1 of our Form 8-K filed on May 19, 2010).

10(c)	Second Amendment to Credit Agreement dated as of March 9, 2010, dated as of September 30, 2010, among Denbury Resources Inc., as Borrower, the financial institutions listed on Schedule 1.1 thereto, as Banks, JPMorgan Chase Bank, ,N.A., as Administrative Agent, Banc of America Securities LLC, as Syndication Agent, and BNP Paribas, The Bank of Nova Scotia, as Credit Suisse Securities (USA) LLC, as Co-Documentation Agents (incorporated by reference as Exhibit 10.1 to our Form 10-Q filed on November 9, 2010).

10(d)*	Third Amendment to Credit Agreement dated as of March 9, 2010, dated as of December 17, 2010, among Denbury Resources Inc., as Borrower, JPMorgan Chase Bank, ,N.A., as Administrative Agent, and the financial institutions party thereto.

10(e)*	Fourth Amendment to Credit Agreement dated as of March 9, 2010, dated as of February 1, 2011, among Denbury Resources Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the financial institutions party thereto.

10(f)	Pipeline Financing Lease Agreement by and between Genesis NEJD Pipeline, LLC as Lessor, and Denbury Onshore, LLC, as Lessee, dated May 30, 2008 (incorporated by reference as Exhibit 99.1 of our Form 8-K filed on June 5, 2008).

10(g)	Transportation Services Agreement by and between Genesis Free State Pipeline, LLC and Denbury Onshore, LLC, dated May 30, 2008 (incorporated by reference as Exhibit 99.2 of our Form 8-K filed on June 5, 2008).

10(h)	Purchase and Sale Agreement, dated March 31, 2010, effective May 1, 2010, by and between Encore Operating, L.P., as Seller, and Quantum Resources Management, LLC, as Buyer (incorporated by reference as Exhibit 2.2 of our Form 10-Q, filed on May 10, 2010).

10(i)	Denbury Resources Inc. Amended and Restated Stock Option Plan as of December 5, 2007 (incorporated by reference as Exhibit 99.2 of our Form 8-K, filed December 11, 2007).

10(j)	Denbury Resources Inc. Stock Purchase Plan, as amended and restated December 5, 2007 (incorporated by reference as Exhibit 99.4 of our Form 8-K, filed December 11, 2007).

10(k)	Form of indemnification agreement between Denbury Resources Inc. and its officers and directors (incorporated by reference as Exhibit 10 of our Form 10-Q for the quarter ended June 30, 1999).

10(l)	Denbury Resources Inc. Directors Compensation Plan (incorporated by reference as Exhibit 4 of our Registration Statement on Form S-8, No. 333-39172, filed June 13, 2000, amended March 2, 2001 and May 11, 2006).

10(m)*	Denbury Resources Severance Protection Plan, as amended and restated effective December 31, 2010.

10(n)	Denbury Resources Inc. 2004 Omnibus Stock and Incentive Plan, as amended and restated effective December 30, 2008 (incorporated by reference as Exhibit 10(o) of our Form 10-K for the year ended December 31, 2008).

10(o)*	Denbury Resources Inc. Amendment to 2004 Omnibus Stock and Incentive Plan, dated effective as of December 31, 2010.

10(p)	2004 Form of restricted stock award that vests 20% per annum, for grants to officers pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(k) of our Form 10-K for the year ended December 31, 2004).

Exhibit
No.	Exhibit
10(q)	2004 Form of restricted stock award that vests on retirement, for grants to officers pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(l) of our Form 10-K for the year ended December 31, 2004).

10(r)	2004 Form of restricted stock award that vests 20% per annum, for grants to directors pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(m) of our Form 10-K for the year ended December 31, 2004).

10(s)	Form of deferred payment cash award that cliff vests 100% four years from the date of grant for grants to employees and officers (incorporated by reference as exhibit 10(bb) of our Form 10-K for the year ended December 31, 2005).

10(t)	2006 Form of stock appreciation rights agreement that vests 100% four years from the date of grant, for grants to employees and officers pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(w) of our Form 10-K for the year ended December 31, 2006).

10(u)	2006 Form of stock appreciation rights agreement that cliff vests 100% four years from the date of grant, for grants to directors pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(x) of our Form 10-K for the year ended December 31, 2006).

10(v)	2006 Form of restricted stock award that vests 25% per annum, for grants to new employees and officers on their hire date pursuant to 2004 Omnibus and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(y) of our Form 10-K for the year ended December 31, 2006).

10(w)	2006 Form of restricted stock award that cliff vests 100% four years from the date of grant for grants to employees and officers pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(z) of our Form 10-K for the year ended December 31, 2006).

10(x)	2007 Form of restricted stock award to officers that cliff vests on March 31, 2010 pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(y) of our Form 10-K for the year ended December 31, 2008).

10(y)	2007 Form of performance share awards to officers pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(z) of our Form 10-K for the year Ended December 31, 2007).

10(z)	2007 Form of restricted stock award to directors that cliff vests after three years pursuant to 2004 Omnibus Stock and Incentive Plan (incorporated by reference as Exhibit 10(cc) of our Form 10-K for the year ended December 31, 2007).

10(aa)	2007 Form of restricted stock award to new directors that vest 20% per annum (incorporated by reference as Exhibit 10(z) of our Form 10-K for the year ended December 31, 2007).

10(bb)	2008 Form of restricted stock award to certain officers that cliff vests on March 31, 2011 (incorporated by reference as Exhibit 10(b) of our Form 10-Q for the first quarter ended March 31, 2008).

10(cc)	2008 Form of restricted stock award without change of control vesting to certain officers that cliff vests on March 31, 2011 (incorporated by reference as Exhibit 10(c) of our Form 10-Q for the first quarter ended March 31, 2008).

10(dd)	2008 Form of performance share awards to certain officers with change of control vesting (incorporated by reference as Exhibit 10(d) of our Form 10-Q for the first quarter ended March 31, 2008).

10(ee)	2008 Form of performance share awards to certain officers without change of control vesting (incorporated by reference as Exhibit 10(e) of our Form 10-Q for the first quarter ended March 31, 2008).

10(ff)	2009 Form of restricted stock award to certain officers that cliff vests on March 31, 2012 pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(b) of our Form 10-Q for the quarter ended March 31, 2009).

10(gg)	2009 Form of restricted stock award without change of control vesting to certain officers that cliff vests on March 31, 2012 pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(c) of our Form 10-Q for the quarter ended March 31, 2009).

Exhibit
No.	Exhibit
10(hh)	2009 Form of performance share awards to certain officers pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(d) of our Form 10-Q for the quarter ended March 31, 2009).

10(ii)	2009 Form of performance share awards without change of control vesting to certain officers pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(e) of our Form 10-Q for the quarter ended March 31, 2009).

10(jj)	2009 Form of stock appreciation rights to certain officers that cliff vests on March 31, 2012 pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(f) of our Form 10-Q for the quarter ended March 31, 2009).

10(kk)	2009 Form of stock appreciation rights without change of control vesting pursuant to 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 10(g) of our Form 10-Q for the quarter ended March 31, 2009).

10(ll)	2010 Form of performance stock award pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 99.2 of our Form 8-K filed on May 25, 2010).

10(mm)	2010 Form of performance cash award pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference as Exhibit 99.3 of our Form 8-K filed on May 25, 2010).

10(nn)	Founder’s Retirement Agreement by and between Denbury Resources Inc. and Gareth Roberts effective June 30, 2009 (incorporated by reference as Exhibit 10.1 of our Form 8-K filed July 7, 2009).

10(oo)	Amendment to Founder’s Retirement Agreement by and between Denbury Resources Inc. and Gareth Roberts effective as of October 6, 2010 (incorporated by reference in Form 8-K filed October 12, 2010).

10(pp)	$6.350 million 9.75% Senior Subordinated Note due 2016 issued on June 30, 2009 to Gareth Roberts (incorporated by reference as Exhibit 10.2 of our Form 8-K filed July 7, 2009).

21*	List of subsidiaries of Denbury Resources Inc.

23(a)*	Consent of PricewaterhouseCoopers LLP.

23(b)*	Consent of DeGolyer and MacNaughton.

31(a)*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99*	The summary of DeGolyer and MacNaughton’s Report as of December 31, 2010, on oil and gas reserves (SEC Case) dated February 8, 2011.

101.INS**	Instance Document

101.SCH**	Schema Document

101.CAL**	Calculation Linkbase Document

101.LAB**	Labels Linkbase Document

101.DEF**	Definition Linkbase Document

101.PRE**	Presentation Linkbase Document

*	Previously filed or furnished with Form 10-K filed on March 1, 2011.

**	Filed herewith.