Form 10-Q
period 2017-06-30
DENBURY RESOURCES INC
filed 2017-08-08
CIK 945764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock, $.001 par value	403,045,927

Denbury Resources Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Denbury Resources Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$3,508	$1,606
Accrued production receivable	103,822	124,936
Trade and other receivables, net	60,393	43,900
Derivative assets	3,572	—
Other current assets	14,934	10,684
Total current assets	186,229	181,126
Property and equipment
Oil and natural gas properties (using full cost accounting)
Proved properties	10,631,368	10,419,827
Unevaluated properties	954,189	927,819
CO2 properties	1,188,555	1,188,467
Pipelines and plants	2,285,841	2,285,812
Other property and equipment	371,886	378,776
Less accumulated depletion, depreciation, amortization and impairment	(11,302,655)	(11,212,327)
Net property and equipment	4,129,184	3,988,374
Derivative assets	1,237	—
Other assets	108,691	105,078
Total assets	$4,425,341	$4,274,578
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$177,950	$200,266
Oil and gas production payable	67,933	80,585
Derivative liabilities	—	69,279
Current maturities of long-term debt (including future interest payable of $50,490 and $50,349, respectively – see Note 3)	83,458	83,366
Total current liabilities	329,341	433,496
Long-term liabilities
Long-term debt, net of current portion (including future interest payable of $153,196 and $178,476, respectively – see Note 3)	3,060,048	2,909,732
Asset retirement obligations	154,454	146,807
Derivative liabilities	407	—
Deferred tax liabilities, net	345,025	293,878
Other liabilities	21,867	22,217
Total long-term liabilities	3,581,801	3,372,634
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 600,000,000 shares authorized; 403,305,493 and 402,334,655 shares issued, respectively	403	402
Paid-in capital in excess of par	2,546,102	2,534,670
Accumulated deficit	(1,983,056)	(2,018,989)
Treasury stock, at cost, 4,405,555 and 3,906,877 shares, respectively	(49,250)	(47,635)
Total stockholders’ equity	514,199	468,448
Total liabilities and stockholders’ equity	$4,425,341	$4,274,578

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Resources Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues and other income
Oil, natural gas, and related product sales	$250,880	$246,668	$517,058	$434,471
CO2 sales and transportation fees	6,555	6,622	11,943	12,894
Interest income and other income	3,749	1,858	7,637	2,627
Total revenues and other income	261,184	255,148	536,638	449,992
Expenses
Lease operating expenses	111,318	100,019	225,158	202,466
Marketing and plant operating expenses	13,877	12,999	27,942	26,193
CO2 discovery and operating expenses	513	1,071	1,106	1,678
Taxes other than income	20,175	19,504	42,615	39,596
General and administrative expenses	25,789	22,545	54,030	56,446
Interest, net of amounts capitalized of $8,147, $6,289, $12,801 and $12,069, respectively	24,061	36,058	51,239	78,229
Depletion, depreciation, and amortization	51,152	66,541	102,347	143,907
Commodity derivatives expense (income)	(10,373)	98,209	(34,975)	121,035
Gain on debt extinguishment	—	(12,278)	—	(107,269)
Write-down of oil and natural gas properties	—	479,400	—	735,400
Other expenses	—	34,688	—	36,232
Total expenses	236,512	858,756	469,462	1,333,913
Income (loss) before income taxes	24,672	(603,608)	67,176	(883,921)
Income tax provision (benefit)	10,273	(222,940)	31,247	(318,060)
Net income (loss)	$14,399	$(380,668)	$35,929	$(565,861)

Net income (loss) per common share
Basic	$0.04	$(1.03)	$0.09	$(1.58)
Diluted	$0.04	$(1.03)	$0.09	$(1.58)

Weighted average common shares outstanding
Basic	389,904	370,566	389,652	358,901
Diluted	391,827	370,566	392,414	358,901

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Resources Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$35,929	$(565,861)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depletion, depreciation, and amortization	102,347	143,907
Write-down of oil and natural gas properties	—	735,400
Deferred income taxes	51,147	(318,055)
Stock-based compensation	8,941	4,122
Commodity derivatives expense (income)	(34,975)	121,035
Receipt (payment) on settlements of commodity derivatives	(38,707)	124,253
Gain on debt extinguishment	—	(107,269)
Debt issuance costs and discounts	3,344	14,072
Other, net	(1,006)	(1,743)
Changes in assets and liabilities, net of effects from acquisitions
Accrued production receivable	21,114	(20,060)
Trade and other receivables	(17,916)	17,568
Other current and long-term assets	(10,225)	(7,974)
Accounts payable and accrued liabilities	(26,611)	(71,830)
Oil and natural gas production payable	(12,652)	(3,624)
Other liabilities	(3,522)	(997)
Net cash provided by operating activities	77,208	62,944

Cash flows from investing activities
Oil and natural gas capital expenditures	(129,884)	(126,302)
Acquisitions of oil and natural gas properties	(89,208)	(904)
Other	(2,058)	(314)
Net cash used in investing activities	(221,150)	(127,520)

Cash flows from financing activities
Bank repayments	(796,000)	(994,000)
Bank borrowings	985,000	1,139,000
Interest payments on senior secured notes treated as a reduction of debt	(25,139)	—
Repurchases of senior subordinated notes	—	(55,521)
Pipeline financing and capital lease debt repayments	(13,728)	(14,336)
Other	(4,289)	(10,834)
Net cash provided by financing activities	145,844	64,309
Net increase (decrease) in cash and cash equivalents	1,902	(267)
Cash and cash equivalents at beginning of period	1,606	2,812
Cash and cash equivalents at end of period	$3,508	$2,545

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

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year.  In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of our consolidated financial position as of June 30, 2017, our consolidated results of operations for the three and six months ended June 30, 2017 and 2016, and our consolidated cash flows for the six months ended June 30, 2017 and 2016.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on our reported net income, current assets, total assets, current liabilities, total liabilities or stockholders’ equity.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is calculated in the same manner, but includes the impact of potentially dilutive securities.  Potentially dilutive securities consist of nonvested restricted stock and nonvested performance-based equity awards.  For the three and six months ended June 30, 2017 and 2016, there were no adjustments to net income (loss) for purposes of calculating basic and diluted net income (loss) per common share.

The following is a reconciliation of the weighted average shares used in the basic and diluted net income (loss) per common share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2017	2016	2017	2016
Basic weighted average common shares outstanding	389,904	370,566	389,652	358,901
Potentially dilutive securities
Restricted stock and performance-based equity awards	1,923	—	2,762	—
Diluted weighted average common shares outstanding	391,827	370,566	392,414	358,901

Basic weighted average common shares exclude shares of nonvested restricted stock. As these restricted shares vest, they will be included in the shares outstanding used to calculate basic net income (loss) per common share (although time-vesting restricted stock is issued and outstanding upon grant). For purposes of calculating diluted weighted average common shares during

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

the three and six months ended June 30, 2017, the nonvested restricted stock and performance-based equity awards are included in the computation using the treasury stock method with the deemed proceeds equal to the average unrecognized compensation during the period.

The following securities could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2017	2016	2017	2016
Stock appreciation rights	4,785	6,265	4,914	6,839
Restricted stock and performance-based equity awards	7,655	4,374	4,442	4,491

2016 Write-Down of Oil and Natural Gas Properties

Under full cost accounting rules, we are required each quarter to perform a ceiling test calculation. Under these rules, the full cost ceiling value is calculated using the average first-day-of-the-month oil and natural gas price for each month during a 12-month rolling period ended as of each quarterly reporting period. The falling prices in 2016, relative to 2015 prices, led to our recognizing full cost pool ceiling test write-downs of $479.4 million and $256.0 million during the three months ended June 30 and March 31, 2016, respectively. We did not record a ceiling test write-down during the three or six months ended June 30, 2017.

Recent Accounting Pronouncements

Business Combinations. In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Effective January 1, 2017, we adopted ASU 2017-01. See Note 2, Asset Acquisition, for discussion of the impact ASU 2017-01 had on our current period consolidated financial statements.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (“ASU 2015-14”) which amends ASU 2014-09 and delays the effective date for public companies, such that the amendments in the ASU are effective for reporting periods beginning after December 15, 2017, and early adoption will be permitted for periods beginning after December 15, 2016. In March, April and May 2016, the FASB issued four additional ASUs which primarily clarified the implementation guidance on principal versus agent considerations, performance obligations and licensing, collectibility, presentation of sales taxes and other similar taxes collected from customers, and non-cash consideration. Entities can transition to the standard either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We expect to adopt this standard using the modified retrospective method upon its effective date. Management is currently in the process of reviewing our various revenue contracts to determine the impact of adoption of this new guidance and has not yet determined the effect this standard will have on our consolidated financial statements.

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Asset Acquisition

On June 30, 2017, we acquired a 23% non-operated working interest in Salt Creek Field in Wyoming for cash consideration of approximately $71.5 million, before customary closing adjustments. The transaction was accounted for as an asset acquisition in accordance with ASU 2017-01. Therefore, the acquired interests were recorded based upon the cash consideration paid, with all value assigned to proved oil and natural gas properties.

Note 3. Long-Term Debt

The following long-term debt and capital lease obligations were outstanding as of the dates indicated:

	June 30,	December 31,
In thousands	2017	2016
Senior Secured Bank Credit Agreement	$490,000	$301,000
9% Senior Secured Second Lien Notes due 2021	614,919	614,919
6⅜% Senior Subordinated Notes due 2021	215,144	215,144
5½% Senior Subordinated Notes due 2022	772,912	772,912
4⅝% Senior Subordinated Notes due 2023	622,297	622,297
Other Subordinated Notes, including premium of $2 and $3, respectively	2,252	2,253
Pipeline financings	197,726	202,671
Capital lease obligations	38,829	48,718
Total debt principal balance	2,954,079	2,779,914
Future interest payable on 9% Senior Secured Second Lien Notes due 2021 (1)	203,686	228,825
Issuance costs on senior secured second lien and senior subordinated notes	(14,259)	(15,641)
Total debt, net of debt issuance costs	3,143,506	2,993,098
Less: current maturities of long-term debt (1)	(83,458)	(83,366)
Long-term debt and capital lease obligations	$3,060,048	$2,909,732

(1)
Future interest payable on our 9% Senior Secured Second Lien Notes due 2021 (the “2021 Senior Secured Notes”) represents most of the interest due over the term of this obligation, which has been accounted for as debt in accordance with Financial Accounting Standards Board Codification (“FASC”) 470-60, Troubled Debt Restructuring by Debtors. Our current maturities of long-term debt as of June 30, 2017 include $50.5 million of future interest payable related to the 2021 Senior Secured Notes that is due within the next twelve months.

The ultimate parent company in our corporate structure, Denbury Resources Inc. (“DRI”), is the sole issuer of all of our outstanding 2021 Senior Secured Notes and our senior subordinated notes. DRI has no independent assets or operations. Each of the subsidiary guarantors of such notes is 100% owned, directly or indirectly, by DRI, and the guarantees of the notes are full and unconditional and joint and several; any subsidiaries of DRI that are not subsidiary guarantors of such notes are minor subsidiaries.

Senior Secured Bank Credit Facility

In December 2014, we entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders party thereto (the “Bank Credit Agreement”). The Bank Credit Agreement is a senior secured revolving credit facility with a maturity date of December 9, 2019. In May 2017, as part of our semiannual borrowing base redetermination, the borrowing base and lender commitments for our Bank Credit Agreement were reaffirmed at $1.05 billion, with the next such redetermination scheduled for November 2017. If our outstanding debt under the Bank Credit Agreement were to ever exceed the borrowing base, we would be required to repay the excess amount over a period not to exceed six months. The weighted average interest rate on borrowings outstanding under the Bank Credit Agreement was 4.2% as of June 30, 2017. We incur a commitment fee of 0.50% on the undrawn portion of the aggregate lender commitments under the Bank Credit Agreement.

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

The requirement to maintain a current ratio of 1.0 to 1.0 was not amended, and so remains in place. Also, incurrence of additional debt (separate from debt under the credit facility) in connection with various events remains subject to a Total Leverage Test unless the consolidated total net debt to EBITDAX ratio is reduced on a pro forma basis by the event. All of the above descriptions of our Bank Credit Agreement and the amendments thereto are qualified by the express language and defined terms contained in the Bank Credit Agreement and the Fourth Amendment to the Bank Credit Agreement dated May 3, 2017, each of which are filed as exhibits to our periodic reports filed with the SEC.

2016 Senior Subordinated Notes Exchange

During May 2016, in privately negotiated transactions, we exchanged a total of $1,057.8 million of our existing senior subordinated notes for $614.9 million principal amount of our 2021 Senior Secured Notes plus 40.7 million shares of Denbury common stock, resulting in a net reduction from these exchanges of $442.9 million in our debt principal. The exchanged notes consisted of $175.1 million principal amount of our 6⅜% Senior Subordinated Notes due 2021 (“2021 Notes”), $411.0 million principal amount of our 5½% Senior Subordinated Notes due 2022 (“2022 Notes”), and $471.7 million principal amount of our 4⅝% Senior Subordinated Notes due 2023 (“2023 Notes”). As a result of this debt exchange, we recognized a gain of $12.3 million during the three months ended June 30, 2016, which is included in “Gain on debt extinguishment” in the accompanying Consolidated Statements of Operations.

2016 Repurchases of Senior Subordinated Notes

During the first quarter of 2016, we repurchased a total of $152.3 million of our outstanding long-term indebtedness, consisting of $4.0 million principal amount of our 2021 Notes, $42.3 million principal amount of our 2022 Notes, and $106.0 million principal amount of our 2023 Notes in open-market transactions for a total purchase price of $55.5 million, excluding accrued interest. In connection with these transactions, we recognized a $95.0 million gain on extinguishment, net of unamortized debt issuance costs written off, during the three months ended March 31, 2016. As of August 7, 2017, under the Bank Credit Agreement, up to an additional $148.3 million may be spent on repurchases or other redemptions of our senior subordinated notes.

Note 4. Income Taxes

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. As of June 30, 2017, we had $36.5 million of deferred tax assets associated with State of Louisiana net operating losses. As the result of falling commodity prices, combined with a new tax law enacted in the State of Louisiana effective June 30, 2015, which limits a company’s utilization of certain deductions, including our net operating loss carryforwards, we recognized tax valuation allowances totaling $36.5 million during 2015 and 2016, which reduced the carrying value of these deferred tax assets to zero as of December 31, 2016. The valuation allowances will remain until the realization of future deferred tax benefits are more likely than not to become utilized.

As of June 30, 2017, we had an unrecognized tax benefit of $5.4 million related to an uncertain tax position. The unrecognized tax benefit was recorded during 2015 as a direct reduction of the associated deferred tax asset and, if recognized, would not

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

materially affect our annual effective tax rate. The tax benefit from an uncertain tax position will only be recognized if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. We currently do not expect a material change to the uncertain tax position within the next 12 months. Our policy is to recognize penalties and interest related to uncertain tax positions in income tax expense; however, no such amounts were accrued related to the uncertain tax position as of June 30, 2017.

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

We manage and control market and counterparty credit risk through established internal control procedures that are reviewed on an ongoing basis.  We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures and diversification, and all of our commodity derivative contracts are with parties that are lenders under our Bank Credit Agreement (or affiliates of such lenders). As of June 30, 2017, all of our outstanding derivative contracts were subject to enforceable master netting arrangements whereby payables on those contracts can be offset against receivables from separate derivative contracts with the same counterparty. It is our policy to classify derivative assets and liabilities on a gross basis on our balance sheets, even if the contracts are subject to enforceable master netting arrangements.

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes our commodity derivative contracts as of June 30, 2017, none of which are classified as hedging instruments in accordance with the FASC Derivatives and Hedging topic:

Months	Index Price	Volume (Barrels per day)	Contract Prices ($/Bbl)
			Range (1)			Weighted Average Price
						Swap	Sold Put	Floor	Ceiling
Oil Contracts:
2017 Three-Way Collars (2)
July – Sept	NYMEX	14,500	$40.00	–	70.25	$—	$30.00	$40.00	$69.09
July – Sept	LLS	2,000	41.00	–	69.25	—	31.00	41.00	69.25
Oct – Dec	NYMEX	11,000	40.00	–	70.20	—	30.00	40.00	69.67
Oct – Dec	LLS	1,000	41.00	–	70.25	—	31.00	41.00	70.25
2017 Collars
Oct – Dec	NYMEX	1,000	$40.00	–	70.00	$—	$—	$40.00	$70.00
2018 Fixed-Price Swaps
Jan – Dec	NYMEX	3,000	$50.12	–	50.25	$50.20	$—	$—	$—
2018 Three-Way Collars (2)
Jan – Dec	NYMEX	6,000	$45.00	–	56.60	$—	$36.25	$46.25	$55.08

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

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

•
Level 3 – Pricing inputs include significant inputs that are generally less observable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At June 30, 2017, instruments in this category include non-exchange-traded three-way collars that are based on regional pricing other than NYMEX (e.g., Light Louisiana Sweet). The valuation models utilized for costless collars and three-way collars are consistent with the methodologies described above; however, the implied volatilities utilized in the valuation of Level 3 instruments are developed using a benchmark, which is considered a significant unobservable input. An increase or decrease of 100 basis points in the implied volatility inputs utilized in our fair value measurement would result in a change of approximately $9 thousand in the fair value of these instruments as of June 30, 2017.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of the periods indicated:

	Fair Value Measurements Using:
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2017
Assets
Oil derivative contracts – current	$—	$3,473	$99	$3,572
Oil derivative contracts – long-term	—	1,237	—	1,237
Total Assets	$—	$4,710	$99	$4,809

Liabilities
Oil derivative contracts – long-term	$—	$(407)	$—	$(407)
Total Liabilities	$—	$(407)	$—	$(407)

December 31, 2016
Liabilities
Oil derivative contracts – current	$—	$(68,753)	$(526)	$(69,279)
Total Liabilities	$—	$(68,753)	$(526)	$(69,279)

Since we do not apply hedge accounting for our commodity derivative contracts, any gains and losses on our assets and liabilities are included in “Commodity derivatives expense (income)” in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Level 3 Fair Value Measurements

The following table summarizes the changes in the fair value of our Level 3 assets and liabilities for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2017	2016	2017	2016
Fair value of Level 3 instruments, beginning of period	$91	$23,040	$(526)	$52,834
Fair value gains (losses) on commodity derivatives	8	(4,818)	625	(4,536)
Receipts on settlements of commodity derivatives	—	(17,982)	—	(48,058)
Fair value of Level 3 instruments, end of period	$99	$240	$99	$240

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held at the reporting date	$8	$(3,857)	$245	$(3,870)

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

	Fair Value at 6/30/2017 (in thousands)	Valuation Technique	Unobservable Input	Volatility Range
Oil derivative contracts	$99	Discounted cash flow / Black-Scholes	Volatility of Light Louisiana Sweet for settlement periods beginning after June 30, 2017	18.4% – 32.6%

Other Fair Value Measurements

The carrying value of our loans under our Bank Credit Agreement approximate fair value, as they are subject to short-term floating interest rates that approximate the rates available to us for those periods. We use a market approach to determine the fair value of our fixed-rate long-term debt using observable market data. The fair values of our 2021 Senior Secured Notes and senior subordinated notes are based on quoted market prices, which are considered Level 1 measurements under the fair value hierarchy. The estimated fair value of the principal amount of our debt as of June 30, 2017 and December 31, 2016, excluding pipeline financing and capital lease obligations, was $1,973.8 million and $2,327.8 million, respectively. We have other financial instruments consisting primarily of cash, cash equivalents, short-term receivables and payables that approximate fair value due to the nature of the instrument and the relatively short maturities.

Note 7. Commitments and Contingencies

Commitments

The Company has a CO2 offtake agreement with Mississippi Power Company (“MSPC”), providing for our purchase of CO2 generated as a byproduct of the gasification portion of their Kemper County energy facility. In June 2017, MSPC announced the immediate suspension of startup and operations activities of the lignite coal gasification portion of the Kemper County energy facility, resulting in no further sale of CO2 to us while operation of the lignite coal gasification portion of the facility is suspended.

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Note 8. Additional Balance Sheet Details

Trade and Other Receivables, Net

	June 30,	December 31,
In thousands	2017	2016
Trade accounts receivable, net	$17,211	$20,084
Federal income tax receivable	11,271	—
Other receivables	31,911	23,816
Total	$60,393	$43,900

Note 9. Subsequent Events

Employee Equity Award Grants

On July 11, 2017, the Compensation Committee of our Board of Directors granted customary long-term equity incentive awards covering 4,656,823 shares of restricted stock to our employees under our 2004 Omnibus Stock and Incentive Plan. The closing price of Denbury’s common stock on July 11, 2017 was $1.52 per share. The awards generally vest one-third per year over a three-year period.

Assets Held for Sale

During July 2017, we signed an exclusive listing agreement to begin actively marketing for sale certain non-productive surface acreage ideally suited for commercial development in the Houston area, which we currently anticipate selling during the next 12 months, although no such sale is assured. This acreage was acquired through a combination of certain producing oilfield acquisitions and separate land purchases, and as of June 30, 2017, the carrying value of the land was $33.1 million, which is included in “Other property and equipment” on our Unaudited Condensed Consolidated Balance Sheets.

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

Oil Price Impact on Our Business.  Our financial results are significantly impacted by changes in oil prices, as 97% of our production is oil. Oil prices are highly impacted by worldwide oil supply and demand and have historically been subject to significant price changes over short periods of time. Over the last few years, we have been in a period of lower oil prices during which oil prices have generally averaged in the $30-$50 per Bbl range, which is roughly 50% lower than the oil price range over the 2011 through 2014 period. As a result of the lower oil price environment and its impact on our business, our focus has primarily been on preservation of cash and liquidity, together with cost reductions, rather than concentration on expansion and growth.

Our realized oil price, excluding the impact of derivative contract settlements, averaged $47.16 per Bbl in the second quarter of 2017, a decline of 6% from realized prices in the first quarter of 2017. Our realized oil price, including the impact from derivative settlements, was $44.92 in the second quarter of 2017, roughly flat when compared to the first quarter of 2017, and 15% lower when compared to the second quarter of 2016. Early in 2017, when we set our development capital budget at $300 million, the forecasted oil price for 2017 was projected to average in the low-to-mid $50’s per Bbl. As prices during the first half of 2017 have been lower than originally projected, and to protect our cash and liquidity, we have reduced our 2017 estimated development capital spending by $50 million, from $300 million to $250 million, excluding acquisitions and capitalized interest. Despite this reduction in our capital budget, we currently anticipate our 2017 production (before acquisitions) meeting or exceeding the midpoint of our original production guidance and our 2016 exit rate of roughly 60,000 BOE/d, primarily due to the successful execution of our capital projects in the first half of this year and the low decline rates of our oil-producing assets.

Operating Highlights. We recognized net income of $14.4 million, or $0.04 per diluted common share, during the second quarter of 2017, compared to a net loss of $380.7 million, or $1.03 per diluted common share, during the second quarter of 2016. The significant swing from a net loss in the second quarter of 2016 to net income in the second quarter of 2017 was primarily due to the prior year’s second quarter including a $479.4 million ($299.4 million net of tax) full cost pool ceiling test write-down of our oil and natural gas properties and a $27.5 million cash payment to Evolution Petroleum Corporation (“Evolution”), offset in part by a $12.3 million gain on extinguishment of debt. Additional factors leading to the 2017 period’s improved results included (1) a $108.6 million improvement in commodity derivatives income, consisting of positive impacts from noncash fair value adjustments of $172.4 million, partially offset by negative impacts from reduced cash receipts from settlements of commodity derivative contracts between the two periods, (2) a $15.4 million (23%) decrease in depletion, depreciation, and amortization, and (3) a $12.0 million (33%) decrease in interest expense, partially offset by a $11.3 million (11%) increase in lease operating expenses.

We generated $52.9 million of cash flows from operating activities in the second quarter of 2017, a decrease of $8.0 million from the second quarter of 2016 levels. The decrease in cash flows from operations was due primarily to less favorable commodity hedge positions in the current year period, which resulted in a $63.8 million decline in commodity derivative receipts ($11.8 million of net payments during the second quarter of 2017 compared to $52.0 million of net receipts during the second quarter of 2016) and an $11.3 million increase in lease operating expenses, partially offset by the prior year’s second quarter results including a $27.5 million cash payment to Evolution, a $12.0 million decrease in interest expense and lower comparative working capital outflows ($12.3 million during the second quarter of 2017 compared to $32.1 million during the second quarter of 2016).

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 2017 Salt Creek Field Acquisition. On June 30, 2017, we acquired a 23% non-operated working interest in Salt Creek Field in Wyoming for cash consideration of approximately $71.5 million (before customary closing adjustments). Salt Creek Field is an ongoing CO2 flood, and current tertiary production from the field is estimated at slightly above 2,000 Bbls/d, net to our interest. Production from Salt Creek Field is expected to increase over the next several years with minimal capital spending. As of June 30, 2017, net to our interest, the field had estimated proved oil reserves of approximately 17 MMBbls, including proved developed reserves of approximately 14 MMBbls.

First Quarter 2017 West Yellow Creek Field Acquisition. In March 2017, we acquired an approximate 48% non-operated working interest in West Yellow Creek Field in Mississippi for approximately $16 million (before closing adjustments). West Yellow Creek Field currently has approximately 2 MMBbls of proved oil reserves, net to our interest, but minimal production, as the operator is in the process of completing the conversion of the field to a CO2 EOR flood and has invested significant capital in that development. Having available CO2 was a primary factor in being able to enter into this transaction, in which we will sell CO2 to the operator. Based on current plans, we expect capital expenditures on this development to be less than $10 million in 2017, with first tertiary production expected from the field in late 2017 or early 2018.

CAPITAL RESOURCES AND LIQUIDITY

Overview. Our primary sources of capital and liquidity are our cash flows from operations and availability of borrowing capacity under our senior secured bank credit facility. For the first six months of 2017, we generated cash flows from operations of $77.2 million, $14.3 million higher than cash flows generated from operations in the first six months of 2016. Our cash flows for the six months ended June 30, 2017 were negatively impacted by $38.7 million in payments on settlements of commodity derivatives, which primarily consisted of fixed-price swaps with a weighted-average price of approximately $44 per barrel. We currently anticipate that our cash flows from operations will be higher in the second half of 2017 than in the first half of 2017, assuming oil prices remain near current levels, in the upper $40’s per Bbl, with minimal impact from our hedging positions. As of August 7, 2017, we have a combination of fixed-price swaps, collars and three-way collars in place for the second half of 2017 on approximately one-third of our anticipated oil production. The fixed-price swaps have a weighted average price of approximately $50 per Bbl, and collar structures have average per-barrel ceiling prices in the high $60’s, floor prices in the low $40’s, and sold puts of approximately $30.

Outstanding borrowings under our senior secured bank credit facility were $490.0 million as of June 30, 2017, compared to $301.0 million as of December 31, 2016.  This $189.0 million increase is primarily due to our capital expenditure levels, which includes $89.2 million of oil and natural gas property acquisitions in the first six months of 2017, $49.8 million of cash outflows for working capital changes, and repayments of other non-bank debt of $38.9 million. Assuming oil prices remain around current levels in the upper $40’s per Bbl for the remainder of the year, we anticipate that our cash flows from operations will be higher in the second half of 2017, and therefore we expect our senior secured bank credit facility borrowings will decrease through the second half of 2017, ending the year in a projected range of between $425 million and $475 million.

We have been proactive in adjusting our capital spending in connection with the lower oil price environment over the past several years, and as discussed in the Overview above, we recently adjusted our anticipated full-year 2017 capital budget, excluding acquisitions and capitalized interest, from $300 million to $250 million. Based on our current production forecast and hedges currently in place, using expected average oil prices in the upper $40’s per barrel for the remainder of 2017, we currently expect that our operations would fund all but a modest amount of this capital spending, after consideration of interest accounted for as debt but excluding acquisitions and capitalized interest (see Capital Spending below for further discussion). To the extent our cash flows from operations is less than our capital spending, we currently plan to fund those expenditures in the near term with incremental borrowings under our bank credit facility. If oil prices were to decrease or changes in operating results were to cause a reduction in anticipated 2017 cash flows significantly below our currently forecasted operating cash flows, we could further reduce our capital expenditures, as only a small portion of our planned capital spending is subject to contracts that cannot be terminated. Any sizeable reduction in our capital spending could negatively impact our production levels in future periods.

The preservation of cash and liquidity remains a significant priority for us in the current oil price environment. As of June 30, 2017, we had $490.0 million drawn on our $1.05 billion senior secured bank credit facility and $62.2 million of outstanding letters of credit. Based on current expectations and assuming oil prices remain in the upper $40’s per Bbl for the remainder of 2017, we expect our available borrowing capacity under our senior secured bank credit facility to increase to between $500 and $550 million at the end of 2017. This liquidity, coupled with continuing cost savings and liquidity preservation measures, should be sufficient to cover any foreseeable cash flow shortfall between our cash flows from operations and capital spending. The

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company may also raise funds through asset sales, issuance of second lien notes or other notes and/or equity, which would enable us to reduce our outstanding borrowings on the credit facility and further increase our available liquidity.

Since we do not expect oil prices to return in the foreseeable future to recent historical highs of 2014, we have adjusted, and must continue to adjust, our business through efficiencies and cost reductions to compete in an oil price environment that does not appear likely to be as robust as it was a few years ago, requiring reductions in overall debt levels over time. We would like to further reduce, refinance, or restructure our debt if possible, and we plan to monitor the market and be opportunistic in any debt transactions based on market conditions. These potential transactions could include purchases of our subordinated debt in the open market, cash tenders for our debt, or public or privately negotiated debt exchanges, including debt for equity exchanges, or future potential debt reduction with proceeds of issuances of equity, asset sales and other cash-generating activities. Any equity that we issue could lead to dilution of our current stockholders and possible declines in our common stock price.

Senior Secured Bank Credit Facility. In December 2014, we entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders party thereto (the “Bank Credit Agreement”). In May 2017, as part of our semiannual borrowing base redetermination, the borrowing base and lender commitments for our Bank Credit Agreement were reaffirmed at $1.05 billion, with the next such redetermination scheduled for November 2017. As of June 30, 2017, we had $490.0 million of debt outstanding and $62.2 million in letters of credit on the senior secured bank credit facility, leaving us with significant liquidity. The Bank Credit Agreement contains certain restrictive covenants and financial performance covenants through the maturity of the facility. In conjunction with the May 2017 borrowing base redetermination, we amended certain terms and financial performance covenants through the remaining term of the Bank Credit Agreement in order to provide more flexibility in managing the credit extended by our lenders. The amendments to the Bank Credit Agreement included the following:

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

The requirement to maintain a current ratio of 1.0 to 1.0 was not amended, and so remains in place. Also, incurrence of additional debt (separate from debt under the credit facility) in connection with various events remains subject to a Total Leverage Test unless the consolidated total net debt to EBITDAX ratio is reduced on a pro forma basis by the event. For our financial performance covenant calculations as of June 30, 2017, our ratio of consolidated senior secured debt to consolidated EBITDAX was 1.5 to 1.0 (with a maximum permitted ratio of 3.0 to 1.0), our ratio of consolidated EBITDAX to consolidated interest charges was 1.93 to 1.0 (with a required ratio of not less than 1.25 to 1.0), and our current ratio was 2.77 to 1.0 (with a required ratio of not less than 1.0 to 1.0). Based upon our currently forecasted levels of production and costs, hedges in place as of August 7, 2017, and current oil commodity futures prices, we currently anticipate continuing to be in compliance with our bank covenants during the foreseeable future.

All of the above descriptions of our Bank Credit Agreement and the amendments thereto are qualified by the express language and defined terms contained in the Bank Credit Agreement and the Fourth Amendment to the Bank Credit Agreement dated May 3, 2017, each of which are filed as exhibits to our periodic reports filed with the SEC.

Capital Spending. We currently anticipate that our full-year 2017 capital budget, excluding capitalized interest and acquisitions, will be approximately $250 million, which includes approximately $55 million in capitalized internal acquisition, exploration and development costs and pre-production tertiary startup costs.  This combined 2017 capital budget amount, excluding capitalized interest and acquisitions, is comprised of the following:

•	$135 million allocated for tertiary oil field expenditures;

•	$50 million allocated for other areas, primarily non-tertiary oil field expenditures;

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	$10 million to be spent on CO2 sources and pipelines; and

•	$55 million for other capital items such as capitalized internal acquisition, exploration and development costs and pre-production tertiary startup costs.

By year-end 2017, among other projects, we are targeting completion of the development of Phase 5 at Bell Creek Field, expansion of the recycle facility at Oyster Bayou Field, and further implementation of our Hastings redevelopment project.

Capital Expenditure Summary. The following table reflects incurred capital expenditures (including accrued capital) for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
In thousands	2017	2016
Capital expenditures by project
Tertiary oil fields	$64,768	$63,898
Non-tertiary fields	32,772	10,776
Capitalized internal costs (1)	26,717	25,787
Oil and natural gas capital expenditures	124,257	100,461
CO2 pipelines, sources and other	528	152
Capital expenditures, before acquisitions and capitalized interest	124,785	100,613
Acquisitions of oil and natural gas properties	89,099	904
Capital expenditures, before capitalized interest	213,884	101,517
Capitalized interest	12,801	12,069
Capital expenditures, total	$226,685	$113,586

(1)	Includes capitalized internal acquisition, exploration and development costs and pre-production tertiary startup costs.

For the six months ended June 30, 2017, our capital expenditures and property acquisitions were funded with $77.2 million of cash flows from operations, with additional funds provided by borrowings on our Bank Credit Agreement. For the six months ended June 30, 2016, our capital expenditures and property acquisitions were funded with cash flows from operations and borrowings on our Bank Credit Agreement, with the incremental borrowings primarily being required to cover working capital outflows.

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

The Company has a CO2 offtake agreement with Mississippi Power Company (“MSPC”), providing for our purchase of CO2 generated as a byproduct of the gasification portion of their Kemper County energy facility. In June 2017, MSPC announced the immediate suspension of startup and operations activities of the lignite coal gasification portion of the Kemper County energy facility, resulting in no further sale of CO2 to us while operation of the lignite coal gasification portion of the facility is suspended. Given our Jackson Dome CO2 reserves and the increased efficiency of our CO2 usage, we do not anticipate any material impact upon our tertiary production from a lengthy or permanent absence of offtake CO2 volumes from the MSPC plant.

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

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results Table

Certain of our operating results and statistics for the comparative three and six months ended June 30, 2017 and 2016 are included in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per-share and unit data	2017	2016	2017	2016
Operating results
Net income (loss) (1)	$14,399	$(380,668)	$35,929	$(565,861)
Net income (loss) per common share – basic (1)	0.04	(1.03)	0.09	(1.58)
Net income (loss) per common share – diluted (1)	0.04	(1.03)	0.09	(1.58)
Net cash provided by operating activities	52,946	60,915	77,208	62,944
Average daily production volumes
Bbls/d	57,867	61,952	58,084	64,045
Mcf/d	11,444	15,328	10,616	17,299
BOE/d (2)	59,774	64,506	59,853	66,929
Operating revenues
Oil sales	$248,317	$244,572	$512,291	$429,388
Natural gas sales	2,563	2,096	4,767	5,083
Total oil and natural gas sales	$250,880	$246,668	$517,058	$434,471
Commodity derivative contracts (3)
Receipt (payment) on settlements of commodity derivatives	$(11,767)	$52,026	$(38,707)	$124,253
Noncash fair value gains (losses) on commodity derivatives (4)	22,140	(150,235)	73,682	(245,288)
Commodity derivatives income (expense)	$10,373	$(98,209)	$34,975	$(121,035)
Unit prices – excluding impact of derivative settlements
Oil price per Bbl	$47.16	$43.38	$48.73	$36.84
Natural gas price per Mcf	2.46	1.50	2.48	1.61
Unit prices – including impact of derivative settlements (3)
Oil price per Bbl	$44.92	$52.61	$45.05	$47.50
Natural gas price per Mcf	2.46	1.50	2.48	1.61
Oil and natural gas operating expenses
Lease operating expenses	$111,318	$100,019	$225,158	$202,466
Marketing expenses, net of third-party purchases, and plant operating expenses	9,964	10,890	20,052	22,482
Production and ad valorem taxes	18,289	17,040	39,130	34,218
Oil and natural gas operating revenues and expenses per BOE
Oil and natural gas revenues	$46.12	$42.02	$47.73	$35.67
Lease operating expenses	20.46	17.04	20.78	16.62
Marketing expenses, net of third-party purchases, and plant operating expenses	1.83	1.85	1.85	1.84
Production and ad valorem taxes	3.36	2.90	3.61	2.81
CO2 sources – revenues and expenses
CO2 sales and transportation fees	$6,555	$6,622	$11,943	$12,894
CO2 discovery and operating expenses	(513)	(1,071)	(1,106)	(1,678)
CO2 revenue and expenses, net	$6,042	$5,551	$10,837	$11,216

(1)	Includes a pre-tax full cost pool ceiling test write-down of our oil and natural gas properties of $479.4 million and $735.4 million for the three and six months ended June 30, 2016, respectively.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(2)	Barrel of oil equivalent using the ratio of one barrel of oil to six Mcf of natural gas (“BOE”).

(3)	See also Commodity Derivative Contracts below and Item 3. Quantitative and Qualitative Disclosures about Market Risk for information concerning our derivative transactions.

(4)
Noncash fair value gains (losses) on commodity derivatives is a non-GAAP measure and is different from “Commodity derivatives expense (income)” in the Unaudited Condensed Consolidated Statements of Operations in that the noncash fair value gains (losses) on commodity derivatives represent only the net changes between periods of the fair market values of commodity derivative positions, and exclude the impact of settlements on commodity derivatives during the period, which were payments on settlements of $11.8 million and $38.7 million for the three and six months ended June 30, 2017, respectively, compared to receipts on settlements of $52.0 million and $124.3 million for the three and six months ended June 30, 2016, respectively. We believe that noncash fair value gains (losses) on commodity derivatives is a useful supplemental disclosure to “Commodity derivatives expense (income)” in order to differentiate noncash fair market value adjustments from receipts or payments upon settlements on commodity derivatives during the period. This supplemental disclosure is widely used within the industry and by securities analysts, banks and credit rating agencies in calculating EBITDA and in adjusting net income (loss) to present those measures on a comparative basis across companies, as well as to assess compliance with certain debt covenants. Noncash fair value gains (losses) on commodity derivatives is not a measure of financial or operating performance under GAAP, nor should it be considered in isolation or as a substitute for “Commodity derivatives expense (income)” in the Unaudited Condensed Consolidated Statements of Operations.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Production

Average daily production by area for each of the four quarters of 2016 and for the first and second quarters of 2017 is shown below:

	Average Daily Production (BOE/d)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Operating Area	2016	2016	2016	2016	2017	2017
Tertiary oil production
Gulf Coast region
Mature properties (1)	9,666	9,415	8,653	8,440	8,111	7,737
Delhi	3,971	3,996	4,262	4,387	4,991	4,965
Hastings	5,068	4,972	4,729	4,552	4,288	4,400
Heidelberg	5,346	5,246	5,000	4,924	4,730	4,996
Oyster Bayou	5,494	5,088	4,767	4,988	5,075	5,217
Tinsley	7,899	7,335	6,756	6,786	6,666	6,311
Total Gulf Coast region	37,444	36,052	34,167	34,077	33,861	33,626
Rocky Mountain region
Bell Creek	3,020	3,160	3,032	3,269	3,209	3,060
Salt Creek (2)	—	—	—	—	—	23
Total Rocky Mountain region	3,020	3,160	3,032	3,269	3,209	3,083
Total tertiary oil production	40,464	39,212	37,199	37,346	37,070	36,709
Non-tertiary oil and gas production
Gulf Coast region
Mississippi	673	1,017	963	745	1,342	1,004
Texas	6,148	4,104	4,234	5,143	4,333	5,002
Other	549	456	538	569	495	460
Total Gulf Coast region	7,370	5,577	5,735	6,457	6,170	6,466
Rocky Mountain region
Cedar Creek Anticline	17,778	16,325	16,017	15,186	15,067	15,124
Other	2,070	1,862	1,763	1,696	1,626	1,475
Total Rocky Mountain region	19,848	18,187	17,780	16,882	16,693	16,599
Total non-tertiary production	27,218	23,764	23,515	23,339	22,863	23,065
Total continuing production	67,682	62,976	60,714	60,685	59,933	59,774
Property sales
2016 property divestitures (3)	1,669	1,530	819	—	—	—
Total production	69,351	64,506	61,533	60,685	59,933	59,774

(1)	Mature properties include Brookhaven, Cranfield, Eucutta, Little Creek, Lockhart Crossing, Mallalieu, Martinville, McComb and Soso fields.

(2)	Represents production related to the acquisition of a 23% non-operated working interest in Salt Creek Field in Wyoming, which closed on June 30, 2017.

(3)
Includes non-tertiary production in the Rocky Mountain region related to the sale of remaining non-core assets in the Williston Basin of North Dakota and Montana, which closed in the third quarter of 2016, and other minor property divestitures.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Production

Total continuing production during the second quarter of 2017 averaged 59,774 BOE/d, including 36,709 Bbls/d from tertiary properties and 23,065 BOE/d from non-tertiary properties. Total continuing production during 2016 excludes production from the Williston Assets that were sold during the third quarter of 2016 and other minor property divestitures, which production totaled 1,530 BOE/d during the second quarter of 2016. This total continuing production level was relatively flat compared to first quarter of 2017 production levels of 59,933 BOE/d and represents a decrease of 3,202 BOE/d (5%) compared to second quarter of 2016 production levels.

Our production during the three and six months ended June 30, 2017 was 97% oil, slightly higher than our 96% oil production during the three and six months ended June 30, 2016.

Tertiary Production

Oil production from our tertiary operations during the second quarter of 2017 decreased 361 Bbls/d (1%) when comparing the first and second quarters of 2017 and decreased 2,503 Bbls/d (6%) compared to the same period in 2016. The year-over-year second quarter decline in production includes expected natural production declines at our mature fields and Tinsley Field in the Gulf Coast region due to our lower capital expenditure level throughout 2016, further impacted by planned downtime at Hastings Field as we expanded our tertiary development and performed conformance work. This decline was partially offset by both increased production due to continued CO2 enhanced oil recovery response and natural gas liquids volumes from the plant at Delhi Field, which began operation in late 2016.

Non-Tertiary Production

Continuing production from our non-tertiary operations averaged 23,065 BOE/d during the second quarter of 2017, an increase of 202 BOE/d (1%) compared to the first quarter of 2017 and a decrease of 699 BOE/d (3%) compared to the second quarter of 2016 levels. The year-over-year decrease was primarily due to natural production declines at Cedar Creek Anticline, partially offset by increased production at Thompson Field as the production in the prior-year period was impacted by weather-related downtime.

Oil and Natural Gas Revenues

Our oil and natural gas revenues during the three and six months ended June 30, 2017 increased 2% and 19%, respectively, compared to these revenues for the same periods in 2016.  The changes in our oil and natural gas revenues are due to changes in production quantities and commodity prices (excluding any impact of our commodity derivative contracts), as reflected in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017 vs. 2016		2017 vs. 2016
In thousands	Increase (Decrease) in Revenues	Percentage Increase (Decrease) in Revenues	Increase (Decrease) in Revenues	Percentage Increase (Decrease) in Revenues
Change in oil and natural gas revenues due to:
Decrease in production	$(18,094)	(7)%	$(48,066)	(11)%
Increase in commodity prices	22,306	9%	130,653	30%
Total increase in oil and natural gas revenues	$4,212	2%	$82,587	19%

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Excluding any impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during the first quarters, second quarters, and six months ended June 30, 2017 and 2016:

	Three Months Ended		Three Months Ended		Six Months Ended
	March 31,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Average net realized prices:
Oil price per Bbl	$50.31	$30.71	$47.16	$43.38	$48.73	$36.84
Natural gas price per Mcf	2.50	1.70	2.46	1.50	2.48	1.61
Price per BOE	49.35	29.76	46.12	42.02	47.73	35.67
Average NYMEX differentials:
Oil per Bbl	$(1.64)	$(3.02)	$(1.16)	$(2.18)	$(1.39)	$(2.81)
Natural gas per Mcf	(0.57)	(0.29)	(0.69)	(0.73)	(0.63)	(0.50)

Prices received in a regional market fluctuate frequently and can differ from NYMEX pricing due to a variety of reasons, including supply and/or demand factors, crude oil quality, and location differentials. Additional information about our oil differentials in the Gulf Coast and Rocky Mountain regions are discussed in further detail below.

Our average NYMEX oil differential in the Gulf Coast region was a negative $0.78 per Bbl and a negative $1.22 per Bbl during the second quarters of 2017 and 2016, respectively, and a negative $1.42 per Bbl during the first quarter of 2017. These differentials are impacted significantly by the changes in prices received for our crude oil sold under LLS index prices relative to the change in NYMEX prices, as well as various other price adjustments such as those noted above.  The quarterly average LLS-to-NYMEX differential (on a trade-month basis) was a positive $1.95 per Bbl in the second quarter of 2017, a slight decrease from the positive $2.04 per Bbl in the second quarter of 2016 and an increase from the positive $1.58 per Bbl in the first quarter of 2017. During the second quarter of 2017, we sold approximately 65% of our crude oil at prices based on, or partially tied to, the LLS index price, and the balance at prices based on various other indexes tied to NYMEX prices, primarily in the Rocky Mountain region.

NYMEX oil differentials in the Rocky Mountain region averaged $1.96 per Bbl and $3.98 per Bbl below NYMEX during the second quarter of 2017 and 2016, respectively, and $2.09 per Bbl below NYMEX during the first quarter of 2017. Differentials in the Rocky Mountain region can fluctuate significantly on a month-to-month basis due to weather, refinery or transportation issues, and Canadian and U.S. crude oil price index volatility.

Commodity Derivative Contracts

The following table summarizes the impact our crude oil derivative contracts had on our operating results for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six months ended
	June 30,		June 30,
In thousands	2017	2016	2017	2016
Receipt (payment) on settlements of commodity derivatives	$(11,767)	$52,026	$(38,707)	$124,253
Noncash fair value gains (losses) on commodity derivatives (1)	22,140	(150,235)	73,682	(245,288)
Total income (expense)	$10,373	$(98,209)	$34,975	$(121,035)

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

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In order to provide a level of price protection to a portion of our oil production, we have entered into a combination of oil swaps, collars, and three-way collars for the second half of 2017 and throughout 2018. The following table summarizes our commodity derivative contracts as of August 7, 2017:

		Jul-17	Aug-17	Sept-17	4Q17	2018
WTI NYMEX	Volumes Hedged (Bbls/d)	—	3,750	7,000	9,000	9,000
Fixed-Price Swaps	Swap Price (1)	—	$49.20	$49.60	$49.67	$50.08
WTI NYMEX	Volumes Hedged (Bbls/d)	—	—	—	1,000	—
Collars	Ceiling Price / Floor (1)	—	—	—	$70 / $40	—
WTI NYMEX	Volumes Hedged (Bbls/d)	14,500	14,500	14,500	14,000	15,000
3-Way Collars	Ceiling Price / Floor / Sold Put Price (1)(2)	$69.09 / $40 / $30	$69.09 / $40 / $30	$69.09 / $40 / $30	$65.79 / $41.07 / $31.07	$53.88 / $46.50 / $36.50
Argus LLS	Volumes Hedged (Bbls/d)	2,000	2,000	2,000	1,000	—
3-Way Collars	Ceiling Price / Floor / Sold Put Price (1)(2)	$69.25 / $41 / $31	$69.25 / $41 / $31	$69.25 / $41 / $31	$70.25 / $41 / $31	—
	Total Volumes Hedged (Bbls/d)	16,500	20,250	23,500	25,000	24,000

(1)	Averages are volume weighted.

(2)	If oil prices were to average less than the sold put price, receipts on settlement would be limited to the difference between the floor price and the sold put price.

Commodity derivative contracts in place for the second half of 2017 solely include collars and three-way collars. Based on current contracts in place and NYMEX oil futures prices as of August 7, 2017, which average approximately $50 per Bbl for the remainder of 2017, minimal or no settlements are currently expected during the second half of 2017. The details of our outstanding commodity derivative contracts at June 30, 2017, are included in Note 5, Commodity Derivative Contracts, to the Unaudited Condensed Consolidated Financial Statements. Also, see Item 3, Quantitative and Qualitative Disclosures about Market Risk below for additional discussion on our commodity derivative contracts.

Production Expenses

Lease Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per-BOE data	2017	2016	2017	2016
Total lease operating expenses	$111,318	$100,019	$225,158	$202,466

Total lease operating expenses per BOE	$20.46	$17.04	$20.78	$16.62

Total lease operating expenses increased $11.3 million (11%) and $22.7 million (11%) on an absolute-dollar basis, or $3.42 (20%) and $4.16 (25%) on a per-BOE basis during the three and six months ended June 30, 2017, respectively, compared to levels in the same periods in 2016. Our lease operating expenses during the current-year periods were impacted by increased workover and other repair activity at certain fields, as workover activity was significantly curtailed during 2016 due to the lower oil price environment, as well as higher power and fuel costs. Lease operating expenses were impacted to a smaller degree by incremental operating costs, including contract labor and fuel costs, related to the newly operating Delhi NGL plant. The six-month period was further impacted by higher CO2 expense during the period as a result of higher volumes and an increase in the cost of CO2 during the comparative first quarters.

Currently, our CO2 expense comprises approximately 20% of our typical tertiary lease operating expenses, and for the CO2 reserves we already own, consists of CO2 production expenses, and for the CO2 reserves we do not own, consists of our purchase of CO2 from royalty and working interest owners and industrial sources. During the second quarters of 2017 and 2016, approximately 58% and 55%, respectively, of the CO2 utilized in our CO2 floods consisted of CO2 owned and produced by us (our net revenue interest). The price we pay others for CO2 varies by source and is generally indexed to oil prices. When combining the production cost of the CO2 we own with what we pay third parties for CO2, including taxes paid on CO2 production but excluding depletion,

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

depreciation and amortization of capital expended at our CO2 source fields and industrial sources, our average cost of CO2 was approximately $0.38 per Mcf during the second quarter of 2017, compared to $0.41 per Mcf during the second quarter of 2016 and first quarter of 2017. These decreases were partially attributable to lower utilization of industrial-sourced CO2, which has a higher average cost than our naturally-occurring CO2 sources, and higher CO2 injection volumes.

Marketing and Plant Operating Expenses

Marketing and plant operating expenses primarily consist of amounts incurred relating to the marketing, processing, and transportation of oil and natural gas production, and to a lesser extent expenses related to our Riley Ridge gas processing facility. Marketing and plant operating expenses were $13.9 million and $13.0 million for the three months ended June 30, 2017 and 2016, respectively, and $27.9 million and $26.2 million for the six months ended June 30, 2017 and 2016, respectively.

Taxes Other Than Income

Taxes other than income includes production, ad valorem and franchise taxes. Taxes other than income was relatively unchanged during the three months ended June 30, 2017 compared to the same prior-year period and increased $3.0 million (8%) during the six months ended June 30, 2017 compared to the same period in 2016, due primarily to an increase in production taxes resulting from higher oil and natural gas revenues.

General and Administrative Expenses (“G&A”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per-BOE data and employees	2017	2016	2017	2016
Gross cash compensation and administrative costs	$63,302	$61,742	$129,749	$141,480
Gross stock-based compensation	6,044	4,241	11,432	7,125
Operator labor and overhead recovery charges	(32,577)	(32,865)	(64,108)	(67,998)
Capitalized exploration and development costs	(10,980)	(10,573)	(23,043)	(24,161)
Net G&A expense	$25,789	$22,545	$54,030	$56,446

G&A per BOE:
Net administrative costs	$3.85	$3.33	$4.16	$4.35
Net stock-based compensation	0.89	0.51	0.83	0.28
Net G&A expenses	$4.74	$3.84	$4.99	$4.63

Employees as of June 30	1,073	1,084

Our gross G&A expenses increased $3.4 million (5%) on an absolute-dollar basis during the three months ended June 30, 2017 compared to that in the same prior-year period, primarily due to compensation associated with the retirement of our long-time chief executive officer. Gross G&A expenses decreased $7.4 million (5%) during the six months ended June 30, 2017 compared to the same period in 2016, primarily due to the inclusion of severance-related expenses of approximately $9.3 million in the prior-year period associated with the 2016 involuntary workforce reduction, partially offset by the CEO retirement compensation noted above.

Net G&A expense on a per-BOE basis increased 23% and 8% during the three and six months ended June 30, 2017, respectively, compared to levels in the same periods in 2016 due to lower production volumes during the 2017 periods and the items previously mentioned impacting gross G&A.

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

Interest and Financing Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per-BOE data and interest rates	2017	2016	2017	2016
Cash interest (1)	$43,352	$43,148	$85,852	$87,793
Less: interest on 2021 Senior Secured Notes not reflected as interest for financial reporting purposes (1)	(12,588)	(7,036)	(25,157)	(7,036)
Noncash interest expense	1,444	6,235	3,345	9,541
Less: capitalized interest	(8,147)	(6,289)	(12,801)	(12,069)
Interest expense, net	$24,061	$36,058	$51,239	$78,229
Interest expense, net per BOE	$4.42	$6.14	$4.73	$6.42
Average debt principal outstanding	$2,869,319	$3,006,304	$2,844,215	$3,166,222
Average interest rate (2)	6.0%	5.7%	6.0%	5.5%

(1)
Cash interest is presented on an accrual basis, and includes the portion of interest on our 2021 Senior Secured Notes (interest on which is to be paid semiannually May 15 and November 15 of each year) versus the GAAP financial statement presentation in which interest on these notes is accounted for as debt and not reflected as interest for financial reporting purposes in accordance with Financial Accounting Standards Board Codification 470-60, Troubled Debt Restructuring by Debtors.

(2)	Includes commitment fees but excludes debt issue costs and amortization of discount or premium.

As reflected in the table above, cash interest during the three months ended June 30, 2017 was relatively unchanged from that in the prior-year period and decreased $1.9 million (2%) during the six months ended June 30, 2017 when compared to the same period in 2016 due primarily to repurchasing a total of $181.9 million principal amount of our existing senior subordinated notes at a discount to par value in open-market transactions during the first nine months of 2016. Noncash interest expense during the three and six months ended June 30, 2017 decreased when compared to the same prior-year periods primarily due to the 2016 period including a $4.5 million write-off of debt issuance costs associated with our senior secured bank credit facility following the May 2016 redetermination which reduced our borrowing base. Capitalized interest during the three months ended June 30, 2017 increased $1.9 million (30%) compared to the same period in 2016, primarily due to an increase in the number of projects that qualify for interest capitalization.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depletion, Depreciation, and Amortization (“DD&A”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per-BOE data	2017	2016	2017	2016
Oil and natural gas properties	$29,165	$40,805	$56,983	$90,821
CO2 properties, pipelines, plants and other property and equipment	21,987	25,736	45,364	53,086
Total DD&A	$51,152	$66,541	$102,347	$143,907

DD&A per BOE:
Oil and natural gas properties	$5.36	$7.01	$5.26	$7.50
CO2 properties, pipelines, plants and other property and equipment	4.04	4.33	4.19	4.31
Total DD&A cost per BOE	$9.40	$11.34	$9.45	$11.81

Write-down of oil and natural gas properties	$—	$479,400	$—	$735,400

The decrease in our oil and natural gas properties depletion was primarily due to a reduction in depletable costs associated with our reserves base resulting from the full cost pool ceiling test write-downs recognized during 2016 and an overall reduction in future development costs, partially offset by reductions in proved oil and natural gas reserve quantities. The per-BOE decrease was also partially offset by a decrease in production volumes during the second quarter of 2017 when compared to production in the 2016 period.

The decrease in depletion and depreciation of our CO2 properties, pipelines, plants and other property and equipment was primarily due to a decrease in plant depreciation due to the accelerated depreciation charge at the Riley Ridge gas processing facility during the fourth quarter of 2016.

2016 Write-Down of Oil and Natural Gas Properties

Under full cost accounting rules, we are required each quarter to perform a ceiling test calculation. Under these rules, the full cost ceiling value is calculated using the average first-day-of-the-month oil and natural gas price for each month during a 12-month rolling period ended as of each quarterly reporting period. The falling prices in 2016, relative to 2015 prices, led to our recognizing full cost pool ceiling test write-downs of $479.4 million and $256.0 million during the three months ended June 30, 2016 and March 31, 2016, respectively. We did not record a full cost pool ceiling test write-down in the first or second quarters of 2017.

Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per-BOE amounts and tax rates	2017	2016	2017	2016
Current income tax benefit	$(5,965)	$—	$(19,900)	$(5)
Deferred income tax expense (benefit)	16,238	(222,940)	51,147	(318,055)
Total income tax expense (benefit)	$10,273	$(222,940)	$31,247	$(318,060)
Average income tax expense (benefit) per BOE	$1.89	$(37.98)	$2.88	$(26.11)
Effective tax rate	41.6%	36.9%	46.5%	36.0%
Total net deferred tax liability	$345,025	$519,207

Our income taxes are based on an estimated statutory rate of approximately 38% in 2017 and 2016. Effective January 1, 2016, we adopted Accounting Standards Update 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounting, which impacted the timing of when excess tax benefits or tax shortfalls are recognized. Our effective tax rate for the three months ended June 30, 2017, was higher than our estimated statutory rate, primarily due to the impact of alternative minimum tax credit usage during the quarter. Our effective tax rate for the three months ended June 30, 2016 was lower than our estimated statutory rate, primarily due to the full cost pool ceiling test write-down recorded during the quarter. Our effective tax rates for the six months ended June 30, 2017 and 2016 were impacted by a tax shortfall on the stock-based compensation deduction (e.g., the compensation expense recognized in the financial statements was greater than the actual compensation realized resulting in a shortfall in the income tax deduction for stock awards that vested during the second quarter) which, prior to the adoption of ASU 2016-09, was recorded as an adjustment to equity. The current income tax benefits during the three and six months ended June 30, 2017, represent the estimated receivable resulting from alternative minimum tax credits. The deferred income tax benefits during the three and six months ended June 30, 2016, were primarily due to the impact of the write-down of our oil and natural gas properties during the periods.

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. As of June 30, 2017, we had $36.5 million of deferred tax assets associated with State of Louisiana net operating losses. As the result of falling commodity prices, combined with a new tax law enacted in the State of Louisiana effective June 30, 2015, which limits a company’s utilization of certain deductions, including our net operating loss carryforwards, we recognized tax valuation allowances totaling $36.5 million during 2015 and 2016, which reduced the carrying value of these deferred tax assets to zero as of December 31, 2016. The valuation allowances will remain until the realization of future deferred tax benefits are more likely than not to become utilized.

As of June 30, 2017, we had an unrecognized tax benefit of $5.4 million related to an uncertain tax position. The unrecognized tax benefit was recorded during 2015 as a direct reduction of the associated deferred tax asset and, if recognized, would not materially affect our annual effective tax rate. The tax benefit from an uncertain tax position will only be recognized if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. We currently do not expect a material change to the uncertain tax position within the next 12 months. Our policy is to recognize penalties and interest related to uncertain tax positions in income tax expense; however, no such amounts were accrued related to the uncertain tax position as of June 30, 2017.

As of June 30, 2017, we had an estimated $51.1 million of enhanced oil recovery credits to carry forward related to our tertiary operations, $21.6 million of research and development credits, and $23.9 million of alternative minimum tax credits (net of $17.3 million related to the estimated credits to be applied to our 2016 and 2017 tax return) that can be utilized to reduce our current income taxes during 2017 or future years.  The enhanced oil recovery credits and research and development credits do not begin to expire until 2023 and 2031, respectively.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Per-BOE Data

The following table summarizes our cash flow and results of operations on a per-BOE basis for the comparative periods.  Each of the significant individual components is discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Per-BOE data	2017	2016	2017	2016
Oil and natural gas revenues	$46.12	$42.02	$47.73	$35.67
Receipt (payment) on settlements of commodity derivatives	(2.16)	8.86	(3.57)	10.20
Lease operating expenses	(20.46)	(17.04)	(20.78)	(16.62)
Production and ad valorem taxes	(3.36)	(2.90)	(3.61)	(2.81)
Marketing expenses, net of third-party purchases, and plant operating expenses	(1.83)	(1.85)	(1.85)	(1.84)
Production netback	18.31	29.09	17.92	24.60
CO2 sales, net of operating and exploration expenses	1.12	0.95	1.00	0.92
General and administrative expenses	(4.74)	(3.84)	(4.99)	(4.63)
Interest expense, net	(4.42)	(6.14)	(4.73)	(6.42)
Other	1.72	(4.22)	2.53	(2.16)
Changes in assets and liabilities relating to operations	(2.26)	(5.46)	(4.60)	(7.14)
Cash flows from operations	9.73	10.38	7.13	5.17
DD&A	(9.40)	(11.34)	(9.45)	(11.81)
Write-down of oil and natural gas properties	—	(81.67)	—	(60.37)
Deferred income taxes	(2.99)	37.98	(4.72)	26.11
Gain on debt extinguishment	—	2.09	—	8.81
Noncash fair value gains (losses) on commodity derivatives (1)	4.07	(25.59)	6.80	(20.14)
Other noncash items	1.24	3.30	3.56	5.78
Net income (loss)	$2.65	$(64.85)	$3.32	$(46.45)

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

FORWARD-LOOKING INFORMATION

The data and/or statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements found in the section Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve a number of risks and uncertainties.  Such forward-looking statements may be or may concern, among other things, financial forecasts, future hydrocarbon prices and timing and degree of any price recovery versus the length or severity of the current commodity price downturn, current or future liquidity sources or their adequacy to support our anticipated future activities, our ability to further reduce our debt levels, possible future write-downs of oil and natural gas reserves, together with assumptions based on current and projected oil and gas prices and oilfield costs, current or future expectations or estimations

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

of our cash flows, availability of capital, borrowing capacity, future interest rates, availability of advantageous commodity derivative contracts or the predicted cash flow benefits therefrom, forecasted capital expenditures, drilling activity or methods, including the timing and location thereof, closing of proposed asset sales or the timing or proceeds thereof, estimated timing of commencement of CO2 flooding of particular fields or areas, likelihood of completion of to-be-constructed industrial plants and the initial date of capture of CO2 from such plants, timing of CO2 injections and initial production responses in tertiary flooding projects, acquisition plans and proposals and dispositions, development activities, finding costs, anticipated future cost savings, capital budgets, interpretation or prediction of formation details, production rates and volumes or forecasts thereof, hydrocarbon reserve quantities and values, CO2 reserves and supply and their availability, potential reserves, barrels or percentages of recoverable original oil in place, potential increases in regional or worldwide tariffs or other trade restrictions, the likelihood, timing and impact of increased interest rates, the impact of regulatory rulings or changes, anticipated outcomes of pending litigation, prospective legislation affecting the oil and gas industry, environmental regulations, mark-to-market values, competition, long-term forecasts of production, rates of return, estimated costs, changes in costs, future capital expenditures and overall economics, worldwide economic conditions and other variables surrounding our estimated original oil in place, operations and future plans.  Such forward-looking statements generally are accompanied by words such as “plan,” “estimate,” “expect,” “predict,” “forecast,” “to our knowledge,” “anticipate,” “projected,” “preliminary,” “should,” “assume,” “believe,” “may” or other words that convey, or are intended to convey, the uncertainty of future events or outcomes.  Such forward-looking information is based upon management’s current plans, expectations, estimates, and assumptions and is subject to a number of risks and uncertainties that could significantly and adversely affect current plans, anticipated actions, the timing of such actions and our financial condition and results of operations.  As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by us or on our behalf.  Among the factors that could cause actual results to differ materially are fluctuations in worldwide oil prices or in U.S. oil prices and consequently in the prices received or demand for our oil and natural gas; decisions as to production levels and/or pricing by OPEC in future periods; levels of future capital expenditures; effects of our indebtedness; success of our risk management techniques; inaccurate cost estimates; availability of credit in the commercial banking market, fluctuations in the prices of goods and services; the uncertainty of drilling results and reserve estimates; operating hazards and remediation costs; disruption of operations and damages from well incidents, hurricanes, tropical storms, or forest fires; acquisition risks; requirements for capital or its availability; conditions in the worldwide financial, trade and credit markets; general economic conditions; competition; government regulations, including changes in tax or environmental laws or regulations; and unexpected delays, as well as the risks and uncertainties inherent in oil and gas drilling and production activities or that are otherwise discussed in this quarterly report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in our other public reports, filings and public statements including, without limitation, the Company’s most recent Form 10-K.

Denbury Resources Inc.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Debt and Interest Rate Sensitivity

We finance some of our acquisitions and other expenditures with fixed and variable rate debt.  These debt agreements expose us to market risk related to changes in interest rates. As of June 30, 2017, we had $490.0 million of debt outstanding on our senior secured bank credit facility. At this level of variable-rate debt, an increase or decrease of 10% in interest rates would have an immaterial effect on our interest expense. None of our existing debt has any triggers or covenants regarding our debt ratings with rating agencies, although under the NEJD financing lease, in light of credit downgrades in February 2016, we were required to provide a $41.3 million letter of credit to the lessor, which we provided on March 4, 2016. The letter of credit may be drawn upon in the event Denbury Onshore or Denbury fail to make a payment due under the pipeline financing lease agreement or upon other specified defaults set out in the pipeline financing lease agreement (filed as Exhibit 99.1 to the Form 8-K filed with the SEC on June 5, 2008). The fair values of our 2021 Senior Secured Notes and senior subordinated notes are based on quoted market prices.  The following table presents the principal cash flows and fair values of our outstanding debt as of June 30, 2017:

In thousands	2017	2019	2021	2022	2023	Total	Fair Value
Variable rate debt:
Senior Secured Bank Credit Facility (weighted average interest rate of 4.2% at June 30, 2017)	$—	$490,000	$—	$—	$—	$490,000	$490,000
Fixed rate debt:
9% Senior Secured Second Lien Notes due 2021	—	—	614,919	—	—	614,919	585,710
6⅜% Senior Subordinated Notes due 2021	—	—	215,144	—	—	215,144	125,859
5½% Senior Subordinated Notes due 2022	—	—	—	772,912	—	772,912	438,628
4⅝% Senior Subordinated Notes due 2023	—	—	—	—	622,297	622,297	331,373
Other Subordinated Notes	2,250	—	—	—	—	2,250	2,250

See Note 3, Long-Term Debt, to the Unaudited Condensed Consolidated Financial Statements for details regarding our long-term debt.

Oil and Natural Gas Derivative Contracts

Historically, we have entered into oil and natural gas derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future oil and natural gas production and to provide more certainty to our future cash flows.  We do not hold or issue derivative financial instruments for trading purposes.  Generally, these contracts have consisted of various combinations of price floors, collars, three-way collars, fixed-price swaps, and fixed-price swaps enhanced with a sold put.  The production that we hedge has varied from year to year depending on our levels of debt, financial strength, and expectation of future commodity prices.  In order to provide a level of price protection to a portion of our oil production, we have hedged a portion of our estimated oil production through 2018 using both NYMEX and LLS fixed-price swaps, collars and three-way collars. Due to the volatility experienced and the previous downward trend in oil prices over the past two years, we have reduced our hedged level and duration of new derivative contracts; thus, the percentage of our forecasted production we have hedged and the duration of our hedges are less than what we have had in the recent past. However, we will continue to evaluate the production we hedge in light of our levels of debt, financial strength and expectation of future commodity prices. See also Note 5, Commodity Derivative Contracts, and Note 6, Fair Value Measurements, to the Unaudited Condensed Consolidated Financial Statements for additional information regarding our commodity derivative contracts.

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

At June 30, 2017, our commodity derivative contracts were recorded at their fair value, which was a net asset of $4.4 million, a $22.1 million increase from the $17.7 million net liability recorded at March 31, 2017, and a $73.7 million increase from the $69.3 million net liability recorded at December 31, 2016.  Changes in this value are comprised of the expiration of commodity derivative contracts during the three and six months ended June 30, 2017, new commodity derivative contracts entered into during 2017 for future periods, and to the changes in oil futures prices between December 31, 2016 and June 30, 2017.

Commodity Derivative Sensitivity Analysis

Based on NYMEX and LLS crude oil futures prices as of June 30, 2017, and assuming both a 10% increase and decrease thereon, we would expect to make payments on our crude oil derivative contracts as shown in the following table:

Receipt / (Payment)
In thousands	Crude Oil Derivative Contracts
Based on:
Futures prices as of June 30, 2017	$2,123
10% increase in prices	(3,170)
10% decrease in prices	13,572

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

Denbury Resources Inc.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, to ensure that information that is required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, that it is processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Changes in Internal Control over Financial Reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have determined that, during the second quarter of fiscal 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Denbury Resources Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases of our common stock during the second quarter of 2017:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
April 2017	—	$—	—	$210.1
May 2017	—	—	—	210.1
June 2017	2,403	1.51	—	210.1
Total	2,403		—

(1)
Stock repurchases during the second quarter of 2017 were made in connection with delivery by our employees of shares to us to satisfy their tax withholding requirements related to the vesting of restricted and performance shares.

(2)
In October 2011, we commenced a common share repurchase program, which has been approved for up to an aggregate of $1.162 billion of Denbury common shares by the Company’s Board of Directors. This program has effectively been suspended and we do not anticipate repurchasing shares of our common stock as long as industry commodity pricing and general economic conditions persist. The program has no pre-established ending date and may be suspended or discontinued at any time. We are not obligated to repurchase any dollar amount or specific number of shares of our common stock under the program.

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
10(a)
Denbury Resources Inc. 2004 Omnibus Stock and Incentive Plan, as amended and restated effective as of May 24, 2017 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on May 26, 2017, File No. 001-12935).

10(b)*	Form of Restricted Share Award to officers pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc.
10(c)*	Form of Restricted Share Award to non-employee directors pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc.
31(a)*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.

*	Included herewith.

Denbury Resources Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENBURY RESOURCES INC.

August 8, 2017	/s/ Mark C. Allen
Mark C. Allen Sr. Vice President and Chief Financial Officer

August 8, 2017	/s/ Alan Rhoades
Alan Rhoades Vice President and Chief Accounting Officer

Denbury Resources Inc.

INDEX TO EXHIBITS

Exhibit No.	Exhibit
10(b)	Form of Restricted Share Award to officers pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc.
10(c)	Form of Restricted Share Award to non-employee directors pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc.
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.