Form 10-Q
period 2018-09-30
DENBURY RESOURCES INC
filed 2018-11-09
CIK 945764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2018
Common Stock, $.001 par value	460,546,469

Denbury Resources Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Denbury Resources Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$66,711	$58
Accrued production receivable	163,475	146,334
Trade and other receivables, net	43,495	45,193
Other current assets	14,504	10,670
Total current assets	288,185	202,255
Property and equipment
Oil and natural gas properties (using full cost accounting)
Proved properties	10,977,038	10,775,792
Unevaluated properties	976,378	951,397
CO2 properties	1,194,133	1,191,058
Pipelines and plants	2,299,699	2,286,047
Other property and equipment	286,443	339,218
Less accumulated depletion, depreciation, amortization and impairment	(11,477,873)	(11,376,646)
Net property and equipment	4,255,818	4,166,866
Other assets	100,014	102,178
Total assets	$4,644,017	$4,471,299
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$201,373	$177,220
Oil and gas production payable	72,824	76,588
Derivative liabilities	125,354	99,061
Current maturities of long-term debt (including future interest payable of $102,181 and $75,347, respectively – see Note 4)	126,884	105,188
Total current liabilities	526,435	458,057
Long-term liabilities
Long-term debt, net of current portion (including future interest payable of $190,410 and $241,472, respectively – see Note 4)	2,693,424	2,979,086
Asset retirement obligations	174,761	165,756
Derivative liabilities	13,570	—
Deferred tax liabilities, net	249,264	198,099
Other liabilities	23,379	22,136
Total long-term liabilities	3,154,398	3,365,077
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 600,000,000 shares authorized; 462,462,855 and 402,549,346 shares issued, respectively	462	403
Paid-in capital in excess of par	2,680,899	2,507,828
Accumulated deficit	(1,707,591)	(1,855,810)
Treasury stock, at cost, 1,893,882 and 457,041 shares, respectively	(10,586)	(4,256)
Total stockholders’ equity	963,184	648,165
Total liabilities and stockholders’ equity	$4,644,017	$4,471,299

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Resources Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues and other income
Oil, natural gas, and related product sales	$379,628	$259,030	$1,095,214	$776,088
CO2 sales and transportation fees	8,149	6,590	22,416	18,533
Other income	7,196	939	17,640	8,576
Total revenues and other income	394,973	266,559	1,135,270	803,197
Expenses
Lease operating expenses	122,527	117,768	361,267	342,926
Marketing and plant operating expenses	12,427	11,816	36,400	39,758
CO2 discovery and operating expenses	708	1,346	1,670	2,452
Taxes other than income	27,344	20,233	81,897	62,848
General and administrative expenses	21,579	27,273	61,223	81,303
Interest, net of amounts capitalized of $9,514, $9,416, $26,817 and $22,217, respectively	18,527	24,546	51,974	75,785
Depletion, depreciation, and amortization	51,316	52,101	156,711	154,448
Commodity derivatives expense (income)	44,577	25,263	189,601	(9,712)
Other expenses	1,933	—	7,241	—
Total expenses	300,938	280,346	947,984	749,808
Income (loss) before income taxes	94,035	(13,787)	187,286	53,389
Income tax provision (benefit)	15,616	(14,229)	39,067	17,018
Net income	$78,419	$442	$148,219	$36,371

Net income per common share
Basic	$0.17	$0.00	$0.35	$0.09
Diluted	$0.17	$0.00	$0.33	$0.09

Weighted average common shares outstanding
Basic	451,256	392,013	426,036	390,448
Diluted	458,450	393,023	455,934	392,625

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Resources Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$148,219	$36,371
Adjustments to reconcile net income to cash flows from operating activities
Depletion, depreciation, and amortization	156,711	154,448
Deferred income taxes	42,741	35,846
Stock-based compensation	8,711	12,215
Commodity derivatives expense (income)	189,601	(9,712)
Payment on settlements of commodity derivatives	(149,738)	(38,618)
Debt issuance costs	4,980	4,801
Other, net	(7,066)	(112)
Changes in assets and liabilities, net of effects from acquisitions
Accrued production receivable	(17,140)	3,590
Trade and other receivables	139	(13,604)
Other current and long-term assets	(4,467)	(4,734)
Accounts payable and accrued liabilities	27,435	(22,736)
Oil and natural gas production payable	(3,764)	(10,848)
Other liabilities	(2,832)	(4,048)
Net cash provided by operating activities	393,530	142,859

Cash flows from investing activities
Oil and natural gas capital expenditures	(210,504)	(197,982)
Acquisitions of oil and natural gas properties	(151)	(91,124)
Pipelines and plants capital expenditures	(19,134)	(1,479)
Net proceeds from sales of oil and natural gas properties and equipment	7,308	1,412
Other	5,749	(4,638)
Net cash used in investing activities	(216,732)	(293,811)

Cash flows from financing activities
Bank repayments	(1,943,653)	(1,188,000)
Bank borrowings	1,468,653	1,382,000
Interest payments treated as a reduction of debt	(37,233)	(25,139)
Proceeds from issuance of senior secured notes	450,000	—
Cost of debt financing	(15,933)	(341)
Pipeline financing and capital lease debt repayments	(18,353)	(20,523)
Other	(13,288)	1,603
Net cash provided by (used in) financing activities	(109,807)	149,600
Net increase (decrease) in cash, cash equivalents, and restricted cash	66,991	(1,352)
Cash, cash equivalents, and restricted cash at beginning of period	15,992	17,050
Cash, cash equivalents, and restricted cash at end of period	$82,983	$15,698

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Resources Inc.
Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity
(Dollar amounts in thousands)

	Common Stock ($.001 Par Value)		Paid-In Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Treasury Stock (at cost)
	Shares	Amount			Shares	Amount	Total Equity
Balance – December 31, 2017	402,549,346	$403	$2,507,828	$(1,855,810)	457,041	$(4,256)	$648,165
Issued or purchased pursuant to stock compensation plans	4,663,554	4	(4)	—	—	—	—
Issued pursuant to notes conversion	55,249,955	55	161,949	—	—	—	162,004
Stock-based compensation	—	—	11,126	—	—	—	11,126
Tax withholding – stock compensation	—	—	—	—	1,436,841	(6,330)	(6,330)
Net income	—	—	—	148,219	—	—	148,219
Balance – September 30, 2018	462,462,855	$462	$2,680,899	$(1,707,591)	1,893,882	$(10,586)	$963,184

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

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year.  In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of our consolidated financial position as of September 30, 2018, our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, our consolidated cash flows for the nine months ended September 30, 2018 and 2017, and our consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2018.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported within the Unaudited Condensed Consolidated Balance Sheets to “Cash, cash equivalents, and restricted cash at end of period” as reported within the Unaudited Condensed Consolidated Statements of Cash Flows:

In thousands	September 30, 2018	December 31, 2017
Cash and cash equivalents	$66,711	$58
Restricted cash included in Other assets	16,272	15,934
Total cash, cash equivalents, and restricted cash shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$82,983	$15,992

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

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the reconciliations of net income and weighted average shares used for purposes of calculating the basic and diluted net income per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2018	2017	2018	2017
Numerator
Net income – basic	$78,419	$442	$148,219	$36,371
Effect of potentially dilutive securities
Interest on convertible senior notes	—	—	538	—
Net income – diluted	$78,419	$442	$148,757	$36,371

Denominator
Weighted average common shares outstanding – basic	451,256	392,013	426,036	390,448
Effect of potentially dilutive securities
Restricted stock and performance-based equity awards	7,194	1,010	6,983	2,177
Convertible senior notes	—	—	22,915	—
Weighted average common shares outstanding – diluted	458,450	393,023	455,934	392,625

Basic weighted average common shares exclude shares of nonvested restricted stock. As these restricted shares vest, they will be included in the shares outstanding used to calculate basic net income per common share (although time-vesting restricted stock is issued and outstanding upon grant). For purposes of calculating diluted weighted average common shares during the three and nine months ended September 30, 2018 and 2017, the nonvested restricted stock and performance-based equity awards are included in the computation using the treasury stock method, with the deemed proceeds equal to the average unrecognized compensation during the period, and for the shares underlying the previously-outstanding convertible senior notes as if the convertible senior notes were converted at the beginning of the 2018 period. In April and May 2018, all outstanding convertible senior notes converted into shares of Denbury common stock, resulting in the issuance of 55.2 million shares of our common stock upon conversion. These shares have been included in basic weighted average common shares outstanding beginning on the date of conversion. See Note 4, Long-Term Debt, for further discussion.

The following securities could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net income per share, as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2018	2017	2018	2017
Stock appreciation rights	2,689	4,551	2,824	4,793
Restricted stock and performance-based equity awards	—	9,891	203	6,259

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

Recently Adopted

Cash Flows. In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (“ASU 2016-18”). ASU 2016-18 addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows, and requires that a statement of cash flows explain the change in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Effective January 1, 2018, we adopted ASU 2016-18, which has been applied retrospectively for all comparative periods presented. Accordingly, restricted cash associated with our escrow accounts of $15.9 million and $15.4 million for the nine-month periods ended September 30, 2018 and 2017, respectively, have been included in “Cash, cash equivalents, and restricted cash at beginning of period” on our Unaudited Condensed Consolidated Statements of Cash Flows and $15.6 million included in “Cash, cash equivalents, and restricted cash at end of period” for the nine-month period ended September 30, 2017. The adoption of ASU 2016-18 did not have an impact on our consolidated balance sheets or results of operations.

Our quarterly reports on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018, filed with the SEC on May 10, 2018 and August 9, 2018, respectively, incorrectly included in the beginning-of-period and end-of-period balances of “Cash, cash equivalents, and restricted cash” in our Statements of Cash Flows, certain U.S. Treasury Notes held in escrow accounts legally restricted for use in certain of our asset retirement obligations. Under Financial Accounting Standards Board Codification (“FASC”) 230-10-20, these notes do not meet the definition of restricted cash and restricted cash equivalents due to their maturity date exceeding 90 days. Previously disclosed balances of these U.S. Treasury Notes of $24.6 million, $25.2 million and $25.4 million as of January 1, 2018 (the date of adoption), March 31, 2018 and June 30, 2018, respectively, should have been excluded from “Cash, cash equivalents, and restricted cash” on the Consolidated Statements of Cash Flows.  Accordingly, “Cash, cash equivalents, and restricted cash” as of January 1, 2018 (the date of adoption), March 31, 2018 and June 30, 2018, originally reported as $40.6 million, $40.9 million and $41.6 million, respectively, should have been reported as $16.0 million, $15.7 million and $16.2 million, respectively.  In addition, changes in the U.S. Treasury Notes of $0.6 million and $0.8 million during the three months ended March 31, 2018 and six months ended June 30, 2018, respectively, should have been included in net cash used in investing activities. Accordingly, net cash used in investing activities for the three months ended March 31, 2018, originally reported as $50.8 million, should have been $51.4 million, and net cash used in investing activities for the six months ended June 30, 2018, originally reported as $134.1 million, should have been $134.9 million. Management has evaluated the quantitative and qualitative impact of the error to previously issued unaudited consolidated statements of cash flows and concluded that the previously issued consolidated financial statements were not materially misstated.  However, management has elected to revise the unaudited consolidated statements of cash flows for each of the three months ended March 31, 2018 and six months ended June 30, 2018 in its future filings.  These revisions had no impact on the Company’s financial condition or results of operations for the periods presented.

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

Not Yet Adopted

Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”). ASU 2018-13 adds, modifies, or removes certain disclosure requirements for recurring and nonrecurring fair value measurements based on the FASB’s consideration of costs and benefits. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019,

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

and interim periods within those fiscal years, and early adoption is permitted. Entities must adopt the amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty prospectively, and all other amendments should be applied retrospectively to all periods presented. The adoption of ASU 2018-13 is currently not expected to have a material effect on our consolidated financial statements, but may require enhanced footnote disclosures.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the guidance for lease accounting to require lease assets and liabilities to be recognized on the balance sheet, along with additional disclosures regarding key leasing arrangements. The ASU does not apply to mineral leases or leases that convey the right to explore for or use the land on which oil, natural gas, and similar natural resources are contained. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. Entities must adopt the standard using a modified retrospective transition and apply the guidance to the earliest comparative period presented, with certain practical expedients that entities may elect to apply. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) – Land Easement Practical Expedient for Transition to Topic 842, which provides an optional practical expedient to existing or expired land easements that were not previously accounted for as leases under Topic 840, which permits a company to evaluate only new or modified land easements under the new guidance. We intend to elect the practical expedients provided in the new ASUs that allow historical lease classification of existing leases, allow entities to recognize leases with terms of one year or less in their statement of operations, and carry forward our accounting treatment for existing land easement agreements. We are currently evaluating our lease agreements and implementing a software system to summarize the key contract terms and financial information associated with each lease agreement, in order to assess the impact the adoption of ASU 2016-02 and ASU 2018-01 will have on our consolidated financial statements.

Note 2. Revenue Recognition

We record revenue in accordance with FASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, and applied to all existing contracts using the modified retrospective method. The core principle of FASC Topic 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount of consideration that it expects to be entitled to receive for those goods or services. This principle is achieved through applying a five-step process for customer contract revenue recognition:

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

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

to wholly unsatisfied performance obligations. As there is only one performance obligation associated with our contracts, no allocation of the transaction price is necessary.

•Recognize revenue when, or as, we satisfy a performance obligation – Once we have delivered the volume of commodity to the delivery point and the customer takes delivery and possession, we are entitled to payment and we invoice the customer for such delivered production. Payment under most oil and CO2 contracts is made within a month following product delivery and for natural gas and NGL contracts is generally made within two months following delivery. Timing of revenue recognition may differ from the timing of invoicing to customers; however, as the right to consideration after delivery is unconditional based on only the passage of time before payment of the consideration is due, upon delivery we record a receivable in “Accrued production receivable” in our Unaudited Condensed Consolidated Balance Sheets, which was $163.5 million and $146.3 million as of September 30, 2018 and December 31, 2017, respectively.

Disaggregation of Revenue

The following table summarizes our revenues by product type for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2018	2017	2018	2017
Oil sales	$377,329	$256,621	$1,088,021	$768,912
Natural gas sales	2,299	2,409	7,193	7,176
CO2 sales and transportation fees	8,149	6,590	22,416	18,533
Total revenues	$387,777	$265,620	$1,117,630	$794,621

Note 3. Assets Held for Sale

We are marketing for sale certain non-productive surface acreage in the Houston area. As of September 30, 2018, the carrying value of the land held for sale was $33.0 million, which is included in “Other property and equipment” on our Unaudited Condensed Consolidated Balance Sheets.

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Long-Term Debt

The table below reflects long-term debt and capital lease obligations outstanding as of the dates indicated:

	September 30,	December 31,
In thousands	2018	2017
Senior Secured Bank Credit Agreement	$—	$475,000
9% Senior Secured Second Lien Notes due 2021	614,919	614,919
9¼% Senior Secured Second Lien Notes due 2022	455,668	381,568
7½% Senior Secured Second Lien Notes due 2024	450,000	—
3½% Convertible Senior Notes due 2024	—	84,650
6⅜% Senior Subordinated Notes due 2021	203,545	215,144
5½% Senior Subordinated Notes due 2022	314,662	408,882
4⅝% Senior Subordinated Notes due 2023	307,978	376,501
Pipeline financings	183,428	192,429
Capital lease obligations	11,290	26,298
Total debt principal balance	2,541,490	2,775,391
Future interest payable(1)	292,590	316,818
Debt issuance costs	(13,772)	(7,935)
Total debt, net of debt issuance costs	2,820,308	3,084,274
Less: current maturities of long-term debt(1)	(126,884)	(105,188)
Long-term debt and capital lease obligations	$2,693,424	$2,979,086

(1)
Future interest payable represents most of the interest due over the terms of our 9% Senior Secured Second Lien Notes due 2021 (the “2021 Senior Secured Notes”), 9¼% Senior Secured Second Lien Notes due 2022 (the “2022 Senior Secured Notes”), and to a small extent our previously outstanding 3½% Convertible Senior Notes due 2024 (the “2024 Convertible Senior Notes”) and has been accounted for as debt in accordance with FASC 470-60, Troubled Debt Restructuring by Debtors. Our current maturities of long-term debt as of September 30, 2018 include $102.2 million of future interest payable related to the 2021 Senior Secured Notes and 2022 Senior Secured Notes that is due within the next twelve months. See January 2018 Note Exchanges below for further discussion.

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

Senior Secured Bank Credit Facility

In December 2014, we entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders party thereto (as amended, the “Bank Credit Agreement”). The Bank Credit Agreement is a senior secured revolving credit facility with semiannual borrowing base redeterminations in May and November of each year, with the next such redetermination being scheduled for May 2019. If our outstanding debt under the Bank Credit Agreement were to ever exceed the borrowing base, we would be required to repay the excess amount over a period not to exceed six months. We incur a commitment fee of 0.50% on the undrawn portion of the aggregate lender commitments under the Bank Credit Agreement.

In August 2018, we entered into the Sixth Amendment to the Bank Credit Agreement (the “Sixth Amendment”), pursuant to which the following changes were made to the Bank Credit Agreement:

•
The maturity date was extended from December 9, 2019 to December 9, 2021, provided that the maturity date may occur earlier (between February 2021 and August 2021) if the 2021 Senior Secured Notes due in May 2021 or 6⅜% Senior Subordinated Notes due in August 2021 (the “2021 Subordinated Notes”) are not repaid or refinanced by their respective maturity dates;

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

•	The borrowing base and total commitments were reduced from $1.05 billion to $615 million in connection with a reduction in the number of lenders party to the Bank Credit Agreement;

•	The amount of junior lien debt we can incur was increased from $1.2 billion to $1.65 billion outstanding in the aggregate at any one time; and

•
A Consolidated Total Debt to Consolidated EBITDAX financial maintenance covenant was added with a ratio not to exceed 5.25 to 1.0 through December 31, 2020, and 4.50 to 1.0 thereafter through the maturity date.

At September 30, 2018, in addition to the Consolidated Total Debt to Consolidated EBITDAX covenant added by the Sixth Amendment, the Bank Credit Agreement contains certain financial performance covenants through the maturity of the facility, including the following:

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

As of September 30, 2018, we had no outstanding borrowings and were in compliance with all debt covenants under the Bank Credit Agreement. The above description of our Bank Credit Agreement is qualified by the express language and defined terms contained in the Bank Credit Agreement and the amendments thereto, each of which are filed as exhibits to our periodic reports filed with the SEC.

January 2018 Note Exchanges

During January 2018, we closed transactions to exchange a total of $174.3 million aggregate principal amount of our then existing senior subordinated notes for $74.1 million aggregate principal amount of new 2022 Senior Secured Notes and $59.4 million aggregate principal amount of new 5% Convertible Senior Notes due 2023 (the “2023 Convertible Senior Notes”), resulting in a net reduction in our debt principal from these exchanges of $40.8 million. The exchanged notes consisted of $11.6 million aggregate principal amount of our 2021 Subordinated Notes, $94.2 million aggregate principal amount of our 5½% Senior Subordinated Notes due 2022 and $68.5 million aggregate principal amount of our 4⅝% Senior Subordinated Notes due 2023.

In accordance with FASC 470-60, the exchange was accounted for as a troubled debt restructuring due to the level of concession provided by our senior subordinated note holders. Under this guidance, future interest applicable to the new 2022 Senior Secured Notes and 2023 Convertible Senior Notes was recorded as debt up to the point that the principal and future interest of the new notes was equal to the principal amount of the extinguished notes, rather than recognizing a gain on extinguishment for this amount. In May 2018, the debt principal balance and future interest applicable to the 2023 Convertible Senior Notes were reclassified to “Paid-in capital in excess of par” and “Common stock” in our Unaudited Condensed Consolidated Balance Sheets following the conversion of the notes into shares of Denbury common stock (see Conversions of 2023 and 2024 Convertible Senior Notes into Common Stock in May and June 2018 below for further discussion). As of September 30, 2018, $20.6 million of future interest on the new 2022 Senior Secured Notes was recorded as debt, which will be reduced as semiannual interest payments are made, with the remaining $3.3 million of future interest to be recognized as interest expense over the term of the notes. Therefore, future interest expense reflected in our Unaudited Condensed Consolidated Statements of Operations on the new 2022 Senior Secured Notes will be significantly lower than the actual cash interest payments.

August 2018 Issuance of 7½% Senior Secured Second Lien Notes due 2024

In August 2018, we issued $450.0 million of 7½% Senior Secured Second Lien Notes due 2024 (the “2024 Senior Secured Notes”). The 2024 Senior Secured Notes, which bear interest at a rate of 7.50% per annum, were issued at par to repay outstanding borrowings on our Bank Credit Agreement, with additional proceeds used for general corporate purposes. The 2024 Senior Secured Notes mature on February 15, 2024, and interest is payable semiannually in arrears on February 15 and August 15 of each year, beginning in February 2019. We may redeem the 2024 Senior Secured Notes in whole or in part at our option beginning August 15, 2020, at a redemption price of 103.75% of the principal amount, and at declining redemption prices thereafter, as specified in the indenture governing the 2024 Senior Secured Notes. Prior to August 15, 2020, we may at our option redeem up to an aggregate of 35% of the principal amount of the 2024 Senior Secured Notes at a price of 107.50% of par with the proceeds of certain equity offerings. In addition, at any time prior to August 15, 2020, we may redeem the 2024 Senior Secured Notes in whole or in part at

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

a price equal to 100% of the principal amount plus a “make-whole” premium and accrued and unpaid interest. The 2024 Senior Secured Notes are not subject to any sinking fund requirements.

The 2024 Senior Secured Notes are guaranteed jointly and severally by our subsidiaries representing substantially all of our assets, operations and income and are secured by second-priority liens on substantially all of the assets that secure the Bank Credit Agreement, which second-priority liens are contractually subordinated to liens that secure our Bank Credit Agreement and any future additional priority lien debt.

9¼% Senior Secured Second Lien Notes due 2022 issued in January 2018

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

Conversions of 2023 and 2024 Convertible Senior Notes into Common Stock in May and June 2018

During the second quarter of 2018, holders of all $59.4 million aggregate principal amount outstanding of our 2023 Convertible Senior Notes and $84.7 million aggregate outstanding principal amount of our 2024 Convertible Senior Notes converted their notes into shares of Denbury common stock, at the rates specified in the indentures for these notes, resulting in the issuance of 55.2 million shares of our common stock upon conversion. The debt principal balances and future interest treated as debt applicable to the 2023 Convertible Senior Notes and 2024 Convertible Senior Notes, totaling $162.0 million, were reclassified to “Paid-in capital in excess of par” and “Common stock” in our Unaudited Condensed Consolidated Balance Sheets upon the conversion of the notes into shares of Denbury common stock. As of April 18, 2018 and May 30, 2018, there were no remaining 2024 Convertible Senior Notes and 2023 Convertible Senior Notes outstanding, respectively.

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

We manage and control market and counterparty credit risk through established internal control procedures that are reviewed on an ongoing basis.  We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

procedures and diversification, and all of our commodity derivative contracts are with parties that are lenders under our Bank Credit Agreement (or affiliates of such lenders). As of September 30, 2018, all of our outstanding derivative contracts were subject to enforceable master netting arrangements whereby payables on those contracts can be offset against receivables from separate derivative contracts with the same counterparty. It is our policy to classify derivative assets and liabilities on a gross basis on our balance sheets, even if the contracts are subject to enforceable master netting arrangements.

The following table summarizes our commodity derivative contracts as of September 30, 2018, none of which are classified as hedging instruments in accordance with the FASC Derivatives and Hedging topic:

Months	Index Price	Volume (Barrels per day)	Contract Prices ($/Bbl)
			Range(1)			Weighted Average Price
						Swap	Sold Put	Floor	Ceiling
Oil Contracts:
2018 Fixed-Price Swaps
Oct – Dec	NYMEX	20,500	$50.00	–	56.65	$51.69	$—	$—	$—
Oct – Dec	Argus LLS	5,000	60.10	–	60.25	60.18	—	—	—
2018 Three-Way Collars(2)
Oct – Dec	NYMEX	15,000	$45.00	–	56.60	$—	$36.50	$46.50	$53.88
2019 Fixed-Price Swaps
Jan – June	NYMEX	3,500	$59.00	–	59.10	$59.05	$—	$—	$—
Jan - Dec	Argus LLS	4,000	69.10	–	74.90	71.40	—	—	—
2019 Three-Way Collars(2)
Jan – June	NYMEX	18,500	$55.00	–	75.45	$—	$48.84	$56.84	$69.94
July – Dec	NYMEX	22,000	55.00	–	75.45	—	48.55	56.55	69.17
Jan – Dec	Argus LLS	5,500	62.00	–	86.00	—	54.73	63.09	79.93

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

•
Level 3 – Pricing inputs include significant inputs that are generally less observable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. As of September 30, 2018, instruments in this category include non-exchange-traded three-way collars that are based on regional pricing other than NYMEX (e.g., Light Louisiana Sweet). The valuation models utilized for costless collars and three-way collars are consistent with the methodologies described above; however, the implied volatilities utilized in the valuation of Level 3 instruments are developed using a benchmark, which is considered a significant unobservable input. An increase or decrease of 100 basis points in the implied volatility inputs utilized in our fair value measurement would result in a change of approximately $400 thousand in the fair value of these instruments as of September 30, 2018.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of the periods indicated:

	Fair Value Measurements Using:
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2018
Liabilities
Oil derivative contracts – current	$—	$(120,298)	$(5,056)	$(125,354)
Oil derivative contracts – long-term	—	(12,214)	(1,356)	(13,570)
Total Liabilities	$—	$(132,512)	$(6,412)	$(138,924)

December 31, 2017
Liabilities
Oil derivative contracts – current	$—	$(99,061)	$—	$(99,061)
Total Liabilities	$—	$(99,061)	$—	$(99,061)

Since we do not apply hedge accounting for our commodity derivative contracts, any gains and losses on our assets and liabilities are included in “Commodity derivatives expense (income)” in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Level 3 Fair Value Measurements

The following table summarizes the changes in the fair value of our Level 3 assets and liabilities for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2018	2017	2018	2017
Fair value of Level 3 instruments, beginning of period	$(1,168)	$99	$—	$(526)
Fair value gains (losses) on commodity derivatives	(5,244)	(97)	(6,412)	528
Fair value of Level 3 instruments, end of period	$(6,412)	$2	$(6,412)	$2

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held at the reporting date	$(5,244)	$(71)	$(6,412)	$54

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

	Fair Value at 9/30/2018 (in thousands)	Valuation Technique	Unobservable Input	Volatility Range
Oil derivative contracts	$(6,412)	Discounted cash flow / Black-Scholes	Volatility of Light Louisiana Sweet for settlement periods beginning after September 30, 2018	20.7% – 29.9%

Other Fair Value Measurements

The carrying value of our loans under our Bank Credit Agreement approximate fair value, as they are subject to short-term floating interest rates that approximate the rates available to us for those periods. We use a market approach to determine the fair value of our fixed-rate long-term debt using observable market data. The fair values of our senior secured second lien notes, convertible senior notes, and senior subordinated notes are based on quoted market prices, which are considered Level 1 measurements under the fair value hierarchy. The estimated fair value of the principal amount of our debt as of September 30, 2018 and December 31, 2017, excluding pipeline financing and capital lease obligations, was $2,377.0 million and $2,260.6 million, respectively. We have other financial instruments consisting primarily of cash, cash equivalents, short-term receivables and payables that approximate fair value due to the nature of the instrument and the relatively short maturities.

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

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Riley Ridge Helium Supply Contract Claim

As part of our 2010 and 2011 acquisitions of the Riley Ridge Unit and associated gas processing facility that was under construction, the Company assumed a 20-year helium supply contract under which we agreed to supply the helium separated from the full well stream by operation of the gas processing facility to a third-party purchaser, APMTG Helium, LLC.  The helium supply contract provides for the delivery of a minimum contracted quantity of helium, subject to adjustment after startup of the Riley Ridge gas processing facility, with liquidated damages payable if specified quantities of helium are not supplied in accordance with the terms of the contract. The liquidated damages are specified in the contract at up to $8.0 million per contract year and are capped at an aggregate of $46.0 million over the term of the contract. As the gas processing facility has been shut-in since mid-2014, we have not been able to supply helium under the helium supply contract.  APMTG Helium, LLC filed a case in November 2014 in the Ninth Judicial District Court of Sublette County, Wyoming, claiming multiple years of liquidated damages for non-delivery of volumes of helium specified under the helium supply contract. The Company’s position is that our contractual obligations are excused by virtue of events that fall within the force majeure provisions in the helium supply contract. The evidentiary phase of the trial concluded on November 29, 2017. The parties submitted written closing briefs and rebuttal briefs to the District Court during February and April of 2018. We are currently awaiting a ruling from the District Court, and we are unable to predict at this time the outcome of this dispute.

Note 8. Subsequent Event

On October 28, 2018, the Company entered into a definitive merger agreement pursuant to which the Company will acquire Penn Virginia Corporation (NASDAQ: PVAC) (“Penn Virginia”). On the terms and subject to the conditions set forth in the merger agreement, each share of Penn Virginia common stock (“Penn Virginia Common Stock”), issued and outstanding immediately prior to the effective time of the merger (other than as described in the merger agreement) will be converted into the right to receive, at the election of the holder of such share of Penn Virginia Common Stock, either, (i) $25.86 in cash without interest and 12.4 shares of the Company’s common stock (“Denbury Common Stock”), (ii) $79.80 in cash without interest (the “Cash Election”), or (iii) 18.3454 shares of Denbury Common Stock (the “Stock Election”). The Cash and Stock Elections will be subject to proration to ensure that the total amount of cash paid to holders of Penn Virginia Common Stock is equal to $400 million. In the aggregate, $400 million in cash and approximately 191.8 million shares of Denbury Common Stock are expected to be paid as merger consideration. Consummation of the merger is subject to satisfaction of customary conditions.

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

Recent Agreement to Acquire Penn Virginia Corporation. On October 28, 2018, Denbury and Penn Virginia Corporation (NASDAQ: PVAC) (“Penn Virginia”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we will acquire Penn Virginia in a stock and cash transaction (the “Acquisition”) valued (based upon Denbury’s per share closing price on the NYSE on October 26, 2018) at approximately $1.7 billion, including the assumption of Penn Virginia debt. The following description constitutes only a summary of certain aspects of the Merger Agreement and the transactions contemplated thereby, and is not intended to be complete. For further information see our Form 8-K and exhibits thereto filed with the Commission on October 29, 2018.

The Acquisition is subject to approval by the shareholders of Penn Virginia and to approval by Denbury’s stockholders of the issuance of Denbury common stock in the Acquisition and an amendment to Denbury’s charter to increase its authorized shares. Consummation of the Acquisition is also subject to other customary mutual closing conditions, which are described in the above referenced Form 8-K. In connection with execution of the Merger Agreement, we signed voting agreements with Penn Virginia shareholders holding approximately 15% of its outstanding common shares, and under which they agreed to vote “for” the Acquisition.

On the terms and subject to the conditions set forth in the Merger Agreement, each share of Penn Virginia common stock (“Penn Virginia Common Stock”), issued and outstanding immediately prior to the merger effective time (other than as described in the Merger Agreement) shall be converted into the right to receive, at the election of the holder of such share of Penn Virginia Common Stock, either, (i) $25.86 in cash without interest and 12.4 shares of the Company’s common stock (“Denbury Common Stock”), (ii) $79.80 in cash without interest (the “Cash Election”), or (iii) 18.3454 shares of Denbury Common Stock (the “Stock Election”). The Cash Election and the Stock Election will be subject to proration to ensure that the total amount of cash paid to holders of Penn Virginia Common Stock is equal to $400 million. The overall mix of consideration to be received by Penn Virginia shareholders is expected to be approximately 68% Denbury Common Stock (approximately 191.8 million shares of Denbury Common Stock) and approximately 32% cash ($400 million cash) in the aggregate. Upon closing of the Acquisition, Denbury stockholders are expected to own approximately 71% of the outstanding equity of the combined company, and Penn Virginia shareholders are expected to own approximately 29%.

In connection with the Merger Agreement, Denbury received a commitment letter from JPMorgan Chase Bank, N.A., subject to certain funding conditions, for a proposed new $1.2 billion senior secured revolving credit facility with a maturity date of December 9, 2021 and a $400 million senior secured second lien bridge facility that will be available to the extent Denbury does not secure alternate financing prior to the end of the bridge takedown period. The two new debt financings will be used to fully or partially fund the $400 million cash portion of the consideration in the Acquisition, potentially retire and replace Penn Virginia’s $200 million second lien term loan, replace Penn Virginia’s existing bank credit facility, which had $283 million drawn and outstanding as of September 30, 2018, and pay fees and expenses.

The Merger Agreement contains certain termination rights for both Denbury and Penn Virginia, including, among others, if the Acquisition is not completed by April 30, 2019. On a termination of the Merger Agreement under certain circumstances, Penn

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Virginia may be required to pay Denbury a termination fee of $45 million, or Denbury may be required to pay Penn Virginia a termination fee of $45 million.

Prior to the merger effective time, we are required to take all necessary corporate action so that upon and after such effective time, (i) the size of the Denbury Board of Directors is increased by two members and (ii) two members of the Penn Virginia Board of Directors (that are (A) mutually agreed upon between Penn Virginia and Denbury and (B) determined to be independent under the standards of the NYSE) are appointed to the Denbury Board of Directors to fill the vacancies created by such increase. Denbury also is required to recommend that such directors be elected to the Denbury Board of Directors in the proxy statement relating to Denbury’s next annual meeting of stockholders following the consummation of the Acquisition.

Consummation of the Acquisition and the related financing, which cannot be assured and requires satisfaction of a variety of conditions, would have a significant impact on all aspects of our results of operations and financial condition. We anticipate providing further information on the proposed transaction to our stockholders and Penn Virginia’s shareholders in a registration statement on Form S-4 to be filed with the SEC that will include a joint proxy statement of the Company and Penn Virginia and a prospectus of the Company, and which will be submitted to the Company’s stockholders and Penn Virginia’s shareholders for their consideration, which is currently anticipated to occur in January 2019.

Oil Price Impact on Our Business.  Our financial results are significantly impacted by changes in oil prices, as 97% of our production is oil. Over the last year, NYMEX oil prices have gradually improved from around $50 per Bbl in August 2017, to around $70 per Bbl at the end of September 2018, which are considerably higher than those experienced in 2015 and 2016, when oil prices generally ranged between $40-$50 per Bbl. NYMEX oil prices averaged approximately $70 per Bbl in the third quarter of 2018, compared to approximately $48 per Bbl in the third quarter of 2017 and $68 per Bbl in the second quarter of 2018. Increases in oil prices impact all aspects of our business; most notably our cash flow from operations, revenues, and capital allocation and budgeting decisions. Our 2018 capital spending has been budgeted at $300 million to $325 million, excluding capitalized interest and acquisitions, and we currently expect our capital spending to be in the upper half of that range. Based on the Company’s cash flow generated through the first three quarters of the year and projected cash flows for the fourth quarter of 2018 utilizing current futures prices, we currently project a level of cash flow that would more than fully fund our development capital spending plans.

Operating Highlights. We recognized net income of $78.4 million, or $0.17 per diluted common share, during the third quarter of 2018, compared to net income of $0.4 million, or $0.00 per diluted common share, during the third quarter of 2017. The primary drivers of our change in operating results between the comparative third quarters of 2018 and 2017 were the following:

•
Oil and natural gas revenues in the third quarter of 2018 improved by $120.6 million, or 47%, principally driven by a 50% improvement in realized oil prices. Our net realized oil price relative to NYMEX prices improved by $2.18 per Bbl from the prior-year period to $1.84 per Bbl above NYMEX.

•
Commodity derivatives expense increased by $19.3 million ($44.6 million of expense in the current-year period compared to $25.3 million in the prior-year period). This increase in expense was the result of a $61.7 million increase in payments on derivative settlements, partially offset by a $42.4 million gain on noncash fair value adjustments between the periods.

We generated $147.9 million of cash flow from operating activities in the third quarter of 2018, an increase of $82.3 million from third quarter of 2017 levels. The increase in cash flow from operations was due primarily to higher oil and natural gas revenues of $120.6 million and favorable working capital changes of $16.0 million ($13.4 million of cash inflows during the third quarter of 2018 compared to $2.6 million of cash outflows during the third quarter of 2017), partially offset by an increase in derivative settlement payments of $61.7 million.

Extension of Senior Secured Bank Credit Facility. In August 2018, we entered into the Sixth Amendment to the Bank Credit Agreement (the “Sixth Amendment”) which primarily extended the maturity date from December 9, 2019 to December 9, 2021 and reduced the borrowing base and total commitments from $1.05 billion to $615 million. See Capital Resources and Liquidity – Senior Secured Bank Credit Facility for further discussion.

Issuance of 7½% Senior Secured Second Lien Notes due 2024. In August 2018, we issued $450.0 million of 7½% Senior Secured Second Lien Notes due 2024 (the “2024 Senior Secured Notes”). The 2024 Senior Secured Notes, which bear interest at a rate of 7.50% per annum, were issued at par to repay outstanding borrowings on our Bank Credit Agreement, with additional

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

proceeds used for general corporate purposes (See Note 4, Long-Term Debt, to the Consolidated Financial Statements for additional details).

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

•
In April and May 2018, we reduced debt principal by $144.1 million when holders of all outstanding 2024 Convertible Senior Notes and 2023 Convertible Senior Notes, issued in the exchanges above, converted their notes into shares of Denbury common stock, at rates specified in the indentures for the notes, which resulted in the issuance of 55.2 million shares of our common stock upon conversion. As of April 18, 2018 and May 30, 2018, there were no remaining 2024 Convertible Senior Notes or 2023 Convertible Senior Notes outstanding, with the conversion of these notes saving the Company annual cash interest payments of $5.9 million.

Sanctioning of Enhanced Oil Recovery Development at Cedar Creek Anticline. In June 2018, we announced the sanctioning of the CO2 enhanced oil recovery development project at Cedar Creek Anticline. The capital outlay required to bring the initial phase of the project to first tertiary production is currently estimated at $250 million over the next four years, which includes $150 million for a 110-mile extension of the Greencore CO2 pipeline from Bell Creek Field, most of which will be incurred in 2019, and $100 million for development in the Red River formation at East Lookout Butte and Cedar Hills South fields. First tertiary production is currently expected in late 2021 or early 2022.

Exploitation Drilling Update. Following the success of our first exploitation horizontal well in the Mission Canyon interval at Cedar Creek Anticline at the end of 2017, we successfully completed two additional Mission Canyon wells in the first half of 2018, one near the end of the first quarter and another early in the second quarter of 2018. These first three wells had a combined 30-day initial production rate of over 3,000 gross barrels of oil per day. Drilling in the Mission Canyon interval paused throughout the second quarter to comply with Bureau of Land Management and state wildlife stipulations. We recently completed an additional three Mission Canyon wells in October 2018, including an initial test well in Cabin Creek, which had initial production rates exceeding 1,000 gross barrels of oil per day, and two southern delineation wells in Coral Creek. Within the Coral Creek wells, we encountered anomalously high water production that we believe is caused by reservoir fractures, and are currently diagnosing the issue and developing a plan to reduce water influx. We currently have an additional four Mission Canyon wells planned during the fourth quarter of 2018. During the second quarter of 2018, we successfully completed our first well in the Perry Sand interval at Tinsley Field in Mississippi, with better than expected deliverability and an initial 30-day gross production rate (constrained by artificial lift equipment) of approximately 150 barrels of oil per day, and we plan to test the Cotton Valley interval at Tinsley Field during the fourth quarter of 2018. For 2018, we have allocated $50 to $60 million of our 2018 capital budget to exploitation drilling across our company-wide portfolio of assets.

CAPITAL RESOURCES AND LIQUIDITY

Overview. Our primary sources of capital and liquidity are our cash flow from operations and availability of borrowing under our senior secured bank credit facility. For the nine months ended September 30, 2018, we generated cash flow from operations of $393.5 million, an increase of $250.7 million from the first nine months of 2017, primarily due to increasing revenues during 2018 due to rising oil prices.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In August 2018, we issued $450.0 million of 2024 Senior Secured Notes, with a portion of the proceeds utilized to fully pay down outstanding borrowings on our senior secured bank credit facility. As of September 30, 2018, we had no outstanding borrowings on our senior secured bank credit facility and $66.7 million of cash and cash equivalents, compared to $475.0 million of borrowings outstanding as of December 31, 2017 and $415.0 million as of June 30, 2018 with nominal cash at those dates. In connection with entry into the Sixth Amendment to the senior secured bank credit facility in August 2018, our borrowing base and total commitments were reduced from $1.05 billion to $615 million; therefore, as of September 30, 2018, we had $552.8 million of borrowing base availability, after consideration of $62.2 million of outstanding letters of credit.

We have historically tried to limit our development capital spending to be roughly the same as, or less than, our cash flow from operations, and our 2018 cash flow from operations are expected to well exceed our planned $300 million to $325 million of development capital expenditures for the year.

The Company has been engaged in two asset sale processes. We are marketing for sale certain non-producing surface acreage in the Houston area. The acreage contains numerous parcels, and we currently anticipate that these sales principally will occur in 2019. Further, in February 2018, we initiated a sale process for our mature EOR properties located in Mississippi and Louisiana and Citronelle Field located in Alabama. In aggregate, these fields accounted for 12% of our third quarter 2018 production and approximately 7% of our 2017 year-end proved reserves. Through September 30, 2018, we have completed sales of a minor portion of the non-producing surface acreage in the Houston area, and also completed the sale of our Lockhart Crossing Field, with combined net proceeds of $8.6 million. The pace and outcome of any sales of the remaining assets cannot be predicted at this time, but their successful completion could provide additional liquidity for financial or operational uses.

We have reduced our outstanding debt principal, net of cash by nearly $1.1 billion between December 31, 2014 and September 30, 2018, primarily through debt exchanges, opportunistic open market debt repurchases, and the conversion in the second quarter of 2018 of all of our outstanding convertible senior notes into common stock. The improvement in oil prices and our business, and the market price of our debt securities, has reduced our opportunity for additional exchange transactions, but we remain opportunistic for occasions that may arise from time to time to improve the Company’s balance sheet, both in terms of overall debt reduction and extension of debt maturities. We also remain keenly focused on continuing to improve our overall leverage metrics. Our leverage metrics have improved considerably over the past year, due primarily to our cost reduction efforts, continued improvement in oil prices and our overall reduction in debt. In conjunction with our efforts to improve the Company’s balance sheet, we may have discussions with bondholders from time to time regarding potential debt reduction or maturity extension transactions of various types.

Senior Secured Bank Credit Facility. In December 2014, we entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders party thereto (as amended, the “Bank Credit Agreement”). In August 2018, we entered into the Sixth Amendment to the Bank Credit Agreement (the “Sixth Amendment”), pursuant to which the following changes were made to the Bank Credit Agreement:

•
The maturity date was extended from December 9, 2019 to December 9, 2021, provided that the maturity date may occur earlier (between February 2021 and August 2021) if the 9% Senior Secured Second Lien Notes due in May 2021 (“2021 Senior Secured Notes”) or 6⅜% Senior Subordinated Notes due in August 2021 are not repaid or refinanced by their respective maturity dates;

•	The borrowing base and total commitments were reduced from $1.05 billion to $615 million in connection with a reduction in the number of lenders party to the Bank Credit Facility;

•	The amount of junior lien debt we can incur was increased from $1.2 billion to $1.65 billion outstanding in the aggregate at any one time; and

•
A Consolidated Total Debt to Consolidated EBITDAX financial maintenance covenant was added with a ratio not to exceed 5.25 to 1.0 through December 31, 2020, and 4.50 to 1.0 thereafter through the maturity date.

At September 30, 2018, in addition to the Consolidated Total Debt to Consolidated EBITDAX covenant added with the Sixth Amendment, the Bank Credit Agreement contained certain financial performance covenants through the maturity of the facility, including the following:

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

Under these financial performance covenant calculations, as of September 30, 2018, our ratio of consolidated total debt to consolidated EBITDAX was 4.10 to 1.0 (with a maximum permitted ratio of 5.25 to 1.0), our consolidated senior secured debt to consolidated EBITDAX was 0.00 to 1.0 (with a maximum permitted ratio of 2.5 to 1.0), our ratio of consolidated EBITDAX to consolidated interest charges was 3.27 to 1.0 (with a required ratio of not less than 1.25 to 1.0), and our current ratio was 3.07 to 1.0 (with a required ratio of not less than 1.0 to 1.0). Based upon our currently forecasted levels of production and costs, hedges in place as of November 7, 2018, and current oil commodity futures prices, we currently anticipate continuing to be in compliance with our financial performance covenants during the foreseeable future.

The above description of our Bank Credit Agreement is qualified by the express language and defined terms contained in the Bank Credit Agreement and the amendments thereto, each of which are filed as exhibits to our periodic reports filed with the SEC.

Debt Reduction Transactions. Through a series of debt exchange transactions completed in December 2017 and January 2018 and related conversions of all of our convertible senior notes into equity in April and May 2018, we have reduced the outstanding debt principal of our notes by $328.5 million between December 2017 and May 2018. See Overview – Debt Reduction Transactions for further discussion.

Capital Spending. We anticipate that our full-year 2018 capital spending, excluding capitalized interest and acquisitions, will be in the upper half of our $300 million to $325 million capital budget range.  Capitalized interest is currently estimated at approximately $30 million for 2018. The 2018 capital budget, excluding capitalized interest and acquisitions, provides for approximate spending as follows:

•	$155 million allocated for tertiary oil field expenditures;

•	$95 million allocated for other areas, primarily non-tertiary oil field expenditures including exploitation;

•	$20 million to be spent on CO2 sources and pipelines; and

•	$45 million for other capital items such as capitalized internal acquisition, exploration and development costs and pre-production tertiary startup costs.

Capital Expenditure Summary. The following table reflects incurred capital expenditures (including accrued capital) for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
In thousands	2018	2017
Capital expenditures by project
Tertiary oil fields	$107,133	$98,797
Non-tertiary fields	51,714	41,023
Capitalized internal costs(1)	34,027	37,732
Oil and natural gas capital expenditures	192,874	177,552
CO2 pipelines, sources and other	22,345	3,246
Capital expenditures, before acquisitions and capitalized interest	215,219	180,798
Acquisitions of oil and natural gas properties	150	91,015
Capital expenditures, before capitalized interest	215,369	271,813
Capitalized interest	26,817	22,217
Capital expenditures, total	$242,186	$294,030

(1)	Includes capitalized internal acquisition, exploration and development costs and pre-production tertiary startup costs.

For the nine months ended September 30, 2018, our operating cash flow of $393.5 million exceeded our development capital expenditures and interest payments not reflected as interest for financial reporting payments by $113.5 million.

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

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results Table

Certain of our operating results and statistics for the comparative three and nine months ended September 30, 2018 and 2017 are included in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per-share and unit data	2018	2017	2018	2017
Operating results
Net income	$78,419	$442	$148,219	$36,371
Net income per common share – basic	0.17	0.00	0.35	0.09
Net income per common share – diluted	0.17	0.00	0.33	0.09
Net cash provided by operating activities	147,904	65,651	393,530	142,859
Average daily production volumes
Bbls/d	57,410	58,376	58,621	58,182
Mcf/d	10,623	11,710	11,275	10,985
BOE/d(1)	59,181	60,328	60,500	60,013
Operating revenues
Oil sales	$377,329	$256,621	$1,088,021	$768,912
Natural gas sales	2,299	2,409	7,193	7,176
Total oil and natural gas sales	$379,628	$259,030	$1,095,214	$776,088
Commodity derivative contracts(2)
Receipt (payment) on settlements of commodity derivatives	$(61,611)	$89	$(149,738)	$(38,618)
Noncash fair value gains (losses) on commodity derivatives(3)	17,034	(25,352)	(39,863)	48,330
Commodity derivatives income (expense)	$(44,577)	$(25,263)	$(189,601)	$9,712
Unit prices – excluding impact of derivative settlements
Oil price per Bbl	$71.44	$47.78	$67.99	$48.41
Natural gas price per Mcf	2.35	2.24	2.34	2.39
Unit prices – including impact of derivative settlements(2)
Oil price per Bbl	$59.78	$47.80	$58.63	$45.98
Natural gas price per Mcf	2.35	2.24	2.34	2.39
Oil and natural gas operating expenses
Lease operating expenses	$122,527	$117,768	$361,267	$342,926
Marketing expenses, net of third-party purchases, and plant operating expenses(4)	9,872	9,706	28,902	29,758
Production and ad valorem taxes	25,387	18,418	75,782	57,548
Oil and natural gas operating revenues and expenses per BOE
Oil and natural gas revenues	$69.73	$46.67	$66.31	$47.37
Lease operating expenses	22.50	21.22	21.87	20.93
Marketing expenses, net of third-party purchases, and plant operating expenses(4)	1.81	1.75	1.75	1.82
Production and ad valorem taxes	4.66	3.32	4.59	3.51
CO2 sources – revenues and expenses
CO2 sales and transportation fees	$8,149	$6,590	$22,416	$18,533
CO2 discovery and operating expenses	(708)	(1,346)	(1,670)	(2,452)
CO2 revenue and expenses, net	$7,441	$5,244	$20,746	$16,081

(1)	Barrel of oil equivalent using the ratio of one barrel of oil to six Mcf of natural gas (“BOE”).

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(2)	See also Commodity Derivative Contracts below and Item 3. Quantitative and Qualitative Disclosures about Market Risk for information concerning our derivative transactions.

(3)
Noncash fair value gains (losses) on commodity derivatives is a non-GAAP measure and is different from “Commodity derivatives expense (income)” in the Unaudited Condensed Consolidated Statements of Operations in that the noncash fair value gains (losses) on commodity derivatives represent only the net changes between periods of the fair market values of commodity derivative positions, and exclude the impact of settlements on commodity derivatives during the period, which were payments on settlements of $61.6 million and $149.7 million for the three and nine months ended September 30, 2018, respectively, compared to receipts on settlements of $0.1 million for the three months ended September 30, 2017 and payments on settlements of $38.6 million for the nine months ended September 30, 2017, respectively. We believe that noncash fair value gains (losses) on commodity derivatives is a useful supplemental disclosure to “Commodity derivatives expense (income)” in order to differentiate noncash fair market value adjustments from receipts or payments upon settlements on commodity derivatives during the period. This supplemental disclosure is widely used within the industry and by securities analysts, banks and credit rating agencies in calculating EBITDA and in adjusting net income (loss) to present those measures on a comparative basis across companies, as well as to assess compliance with certain debt covenants. Noncash fair value gains (losses) on commodity derivatives is not a measure of financial or operating performance under GAAP, nor should it be considered in isolation or as a substitute for “Commodity derivatives expense (income)” in the Unaudited Condensed Consolidated Statements of Operations.

(4)	Represents “Marketing and plant operating expenses” as presented in the Unaudited Condensed Consolidated Statements of Operations excluding expenses for purchases of oil from third-parties.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Production

Average daily production by area for each of the four quarters of 2017 and for the first, second, and third quarters of 2018 is shown below:

	Average Daily Production (BOE/d)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Operating Area	2017	2017	2017	2017	2018	2018	2018
Tertiary oil production
Gulf Coast region
Delhi	4,991	4,965	4,619	4,906	4,169	4,391	4,383
Hastings	4,288	4,400	4,867	5,747	5,704	5,716	5,486
Heidelberg	4,730	4,996	4,927	4,751	4,445	4,330	4,376
Oyster Bayou	5,075	5,217	4,870	4,868	5,056	4,961	4,578
Tinsley	6,666	6,311	6,506	6,241	6,053	5,755	5,294
Other	14	10	19	7	57	142	240
Mature properties(1)	7,502	7,171	6,893	6,763	6,726	6,725	6,612
Total Gulf Coast region	33,266	33,070	32,701	33,283	32,210	32,020	30,969
Rocky Mountain region
Bell Creek	3,209	3,060	3,406	3,571	4,050	4,010	3,970
Salt Creek(2)	—	23	2,228	2,172	2,002	2,049	2,274
Other	—	—	—	—	—	—	6
Total Rocky Mountain region	3,209	3,083	5,634	5,743	6,052	6,059	6,250
Total tertiary oil production	36,475	36,153	38,335	39,026	38,262	38,079	37,219
Non-tertiary oil and gas production
Gulf Coast region
Mississippi	1,342	1,004	867	721	875	901	1,038
Texas	4,333	5,002	4,024	4,617	4,386	4,947	4,533
Other	483	448	503	472	431	388	421
Total Gulf Coast region	6,158	6,454	5,394	5,810	5,692	6,236	5,992
Rocky Mountain region
Cedar Creek Anticline	15,067	15,124	14,535	14,302	14,437	15,742	14,208
Other	1,626	1,475	1,514	1,533	1,485	1,490	1,409
Total Rocky Mountain region	16,693	16,599	16,049	15,835	15,922	17,232	15,617
Total non-tertiary production	22,851	23,053	21,443	21,645	21,614	23,468	21,609
Total continuing production	59,326	59,206	59,778	60,671	59,876	61,547	58,828
Property sales
Lockhart Crossing(3)	607	568	550	473	462	447	353
Total production	59,933	59,774	60,328	61,144	60,338	61,994	59,181

(1)	Mature properties include Brookhaven, Cranfield, Eucutta, Little Creek, Mallalieu, Martinville, McComb and Soso fields.

(2)	Represents production related to the acquisition of a 23% non-operated working interest in Salt Creek Field in Wyoming, which closed on June 30, 2017.

(3)	Includes production from Lockhart Crossing Field sold in the third quarter of 2018.

Total continuing production during the third quarter of 2018 averaged 58,828 BOE/d, including 37,219 Bbls/d, or 63%, from tertiary properties and 21,609 BOE/d from non-tertiary properties. Total continuing production excludes production from Lockhart Crossing Field sold in the third quarter of 2018. This total continuing production level represents a decrease of 2,719 BOE/d (4%) compared to second quarter of 2018 production levels, and a decrease of 950 BOE/d (2%) compared to third quarter of 2017

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

production levels. Our production during the three and nine months ended September 30, 2018 was 97% oil, consistent with oil production during the prior-year periods. The sequential quarter decrease was primarily due to a scheduled pause in our Mission Canyon drilling program, production downtime at Cedar Creek Anticline and Oyster Bayou fields, and the seasonal impacts of summer temperatures at certain Gulf Coast fields.

Continuing oil production from our tertiary operations during the third quarter of 2018 decreased 860 Bbls/d (2%) when comparing the second and third quarters of 2018 and decreased 1,116 Bbls/d (3%) compared to the third quarter of 2017. The sequential decrease was primarily due to unplanned downtime at Oyster Bayou and the seasonal impacts of summer temperatures and workovers at Tinsley, Oyster Bayou, and Hastings fields in the Gulf Coast region, slightly offset by increased production at Salt Creek Field in the Rocky Mountain region. The year-over-year decrease in production was due principally to expected natural production declines at Tinsley, Heidelberg, and our mature fields, partially offset by higher production from the redevelopment project in mid-2017 at Hastings Field and production response from continued expansion at Bell Creek Field.

Continuing production from our non-tertiary operations averaged 21,609 BOE/d during the third quarter of 2018, a decrease of 1,859 BOE/d (8%) compared to the second quarter of 2018 principally due to the pause at Mission Canyon and production downtime at Cedar Creek Anticline mentioned above. Compared to the third quarter of 2017, continuing production from our non-tertiary operations increased slightly by 166 BOE/d (1%), primarily due to the new Mission Canyon wells drilled in early 2018, offset in part by production downtime at Cedar Creek Anticline.

Oil and Natural Gas Revenues

Our oil and natural gas revenues during the three and nine months ended September 30, 2018 increased 47% and 41%, respectively, compared to these revenues for the same periods in 2017.  The changes in our oil and natural gas revenues are due to changes in production quantities and commodity prices (excluding any impact of our commodity derivative contracts), as reflected in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018 vs. 2017		2018 vs. 2017
In thousands	Increase (Decrease) in Revenues	Percentage Increase (Decrease) in Revenues	Increase in Revenues	Percentage Increase in Revenues
Change in oil and natural gas revenues due to:
Increase (decrease) in production	$(4,924)	(2)%	$6,299	1%
Increase in commodity prices	125,522	49%	312,827	40%
Total increase in oil and natural gas revenues	$120,598	47%	$319,126	41%

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Excluding any impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during the first quarters, second quarters, third quarters and nine months ended September 30, 2018 and 2017:

	Three Months Ended						Nine Months Ended
	March 31,		June 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Average net realized prices
Oil price per Bbl	$64.25	$50.31	$68.24	$47.16	$71.44	$47.78	$67.99	$48.41
Natural gas price per Mcf	2.44	2.50	2.21	2.46	2.35	2.24	2.34	2.39
Price per BOE	62.61	49.35	66.57	46.12	69.73	46.67	66.31	47.37
Average NYMEX differentials
Gulf Coast region
Oil per Bbl	$2.05	$(1.42)	$1.12	$(0.78)	$3.21	$0.01	$2.10	$(0.71)
Natural gas per Mcf	0.10	0.09	0.04	(0.03)	0.06	(0.11)	0.07	(0.03)
Rocky Mountain region
Oil per Bbl	$(0.06)	$(2.09)	$(0.84)	$(1.96)	$(0.54)	$(0.98)	$(0.47)	$(1.69)
Natural gas per Mcf	(0.92)	(0.97)	(1.25)	(1.42)	(1.05)	(1.38)	(1.07)	(1.25)
Total Company
Oil per Bbl	$1.29	$(1.64)	$0.39	$(1.16)	$1.84	$(0.34)	$1.16	$(1.04)
Natural gas per Mcf	(0.40)	(0.57)	(0.62)	(0.69)	(0.51)	(0.72)	(0.51)	(0.67)

Prices received in a regional market fluctuate frequently and can differ from NYMEX pricing due to a variety of reasons, including supply and/or demand factors, crude oil quality, and location differentials.

•
Gulf Coast Region. Our average NYMEX oil differential in the Gulf Coast region was a positive $3.21 per Bbl and a positive $0.01 per Bbl during the third quarters of 2018 and 2017, respectively, and a positive $1.12 per Bbl during the second quarter of 2018. These differentials are impacted significantly by the changes in prices received for our crude oil sold under LLS index prices relative to the changes in NYMEX prices, as well as various other price adjustments such as those noted above.  The average LLS-to-NYMEX differential (on a trade-month basis) averaged a positive $4.48 per Bbl in the third quarter of 2018, an increase from the positive $2.37 per Bbl in the third quarter of 2017 and a positive $3.32 per Bbl in the second quarter of 2018. During the third quarter of 2018, we sold approximately 60% of our crude oil at prices based on, or partially tied to, the LLS index price, and the balance at prices based on various other indexes tied to NYMEX prices, primarily in the Rocky Mountain region.

•
Rocky Mountain Region. NYMEX oil differentials in the Rocky Mountain region averaged $0.54 per Bbl and $0.98 per Bbl below NYMEX during the third quarters of 2018 and 2017, respectively, and $0.84 per Bbl below NYMEX during the second quarter of 2018. Differentials in the Rocky Mountain region can fluctuate significantly on a month-to-month basis due to weather, refinery or transportation issues, and Canadian and U.S. crude oil price index volatility.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commodity Derivative Contracts

The following table summarizes the impact our crude oil derivative contracts had on our operating results for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2018	2017	2018	2017
Receipt (payment) on settlements of commodity derivatives	$(61,611)	$89	$(149,738)	$(38,618)
Noncash fair value gains (losses) on commodity derivatives(1)	17,034	(25,352)	(39,863)	48,330
Total income (expense)	$(44,577)	$(25,263)	$(189,601)	$9,712

(1)
Noncash fair value gains (losses) on commodity derivatives is a non-GAAP measure. See Operating Results Table above for a discussion of the reconciliation between noncash fair value gains (losses) on commodity derivatives to “Commodity derivatives expense (income)” in the Unaudited Condensed Consolidated Statements of Operations.

In order to provide a level of price protection to a portion of our oil production, we have hedged a portion of our estimated oil production through 2020 using both NYMEX and LLS fixed-price swaps and three-way collars. See Note 5, Commodity Derivative Contracts, to the Consolidated Financial Statements for additional details of our outstanding commodity derivative contracts as of September 30, 2018, and Item 3, Quantitative and Qualitative Disclosures about Market Risk below for additional discussion. In addition, the following table summarizes our commodity derivative contracts as of November 7, 2018:

		4Q 2018	1H 2019	2H 2019	2020
WTI NYMEX	Volumes Hedged (Bbls/d)	15,500	—	—	—
Fixed-Price Swaps	Swap Price(1)	$50.13	—	—	—
WTI NYMEX	Volumes Hedged (Bbls/d)	5,000	3,500	—	—
Fixed-Price Swaps	Swap Price(1)	$56.54	$59.05	—	—
Argus LLS	Volumes Hedged (Bbls/d)	5,000	4,000	4,000	—
Fixed-Price Swaps	Swap Price(1)	$60.18	$71.40	$71.40	—
WTI NYMEX	Volumes Hedged (Bbls/d)	15,000	8,500	12,000	—
3-Way Collars	Sold Put Price / Floor / Ceiling Price(1)(2)	$36.50 / $46.50 / $53.88	$47.00 / $55.00 / $66.71	$47.00 / $55.00 / $66.23	—
WTI NYMEX	Volumes Hedged (Bbls/d)	—	10,000	10,000	1,000
3-Way Collars	Sold Put Price / Floor / Ceiling Price(1)(2)	—	$50.40 / $58.40 / $72.69	$50.40 / $58.40 / $72.69	$50.00 / $60.00 / $82.50
Argus LLS	Volumes Hedged (Bbls/d)	—	3,000	3,000	—
3-Way Collars	Sold Put Price / Floor / Ceiling Price(1)(2)	—	$54.00 / $62.00 / $78.50	$54.00 / $62.00 / $78.50	—
Argus LLS	Volumes Hedged (Bbls/d)	—	2,500	2,500	1,000
3-Way Collars	Sold Put Price / Floor / Ceiling Price(1)(2)	—	$55.60 / $64.40 / $81.65	$55.60 / $64.40 / $81.65	$55.00 / $65.00 / $86.80
	Total Volumes Hedged (Bbls/d)	40,500	31,500	31,500	2,000

(1)	Averages are volume weighted.

(2)	If oil prices were to average less than the sold put price, receipts on settlement would be limited to the difference between the floor price and the sold put price.

Based on current contracts in place and NYMEX oil futures prices as of November 7, 2018, which averaged approximately $62 per Bbl, we currently expect that we would make cash payments of approximately $45 million during the remainder of 2018

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

upon settlement of the 2018 contracts, the amount of which is dependent upon fluctuations in future NYMEX oil prices in relation to the prices of our 2018 fixed-price swaps which have weighted average prices of $51.69 per Bbl and $60.18 per Bbl for NYMEX and LLS hedges, respectively, and weighted average ceiling prices of our 2018 three-way collars of $53.88 per Bbl. Changes in commodity prices, expiration of contracts, and new commodity contracts entered into cause fluctuations in the estimated fair value of our oil derivative contracts. Because we do not utilize hedge accounting for our commodity derivative contracts, the period-to-period changes in the fair value of these contracts, as outlined above, are recognized in our statements of operations.

Production Expenses

Lease Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per-BOE data	2018	2017	2018	2017
Total lease operating expenses	$122,527	$117,768	$361,267	$342,926

Total lease operating expenses per BOE	$22.50	$21.22	$21.87	$20.93

Total lease operating expenses increased $4.8 million (4%) and $18.3 million (5%) on an absolute-dollar basis, or $1.28 (6%) and $0.94 (4%) on a per-BOE basis, during the three and nine months ended September 30, 2018, respectively, compared to levels in the same periods in 2017. Our lease operating expenses during the current-year periods were primarily impacted by an increase in workover expense and contract labor. Lease operating expenses for the nine months ended September 30, 2018 were further impacted by operating expenses related to our non-operated working interest in Salt Creek Field, which was acquired in June 2017 and has higher per-BOE operating cost than our corporate average, and higher CO2 expense due to increases in oil prices. Sequentially, lease operating expenses increased $2.1 million (2%) on an absolute-dollar basis primarily due to higher workover expense and $1.16 (5%) on a per-BOE basis between the second quarter of 2018 and the third quarter of 2018, with the per-BOE change further impacted by lower production volumes.

Currently, our CO2 expense comprises approximately 20% of our typical tertiary lease operating expenses, and for the CO2 reserves we already own, consists of CO2 production expenses, and for the CO2 reserves we do not own, consists of our purchase of CO2 from royalty and working interest owners and industrial sources. During the third quarters of 2018 and 2017, approximately 52% and 55%, respectively, of the CO2 utilized in our CO2 floods consisted of CO2 owned and produced by us (our net revenue interest). The price we pay others for CO2 varies by source and is generally indexed to oil prices. When combining the production cost of the CO2 we own with what we pay third parties for CO2, our average cost of CO2 was approximately $0.41 per Mcf during the third quarter of 2018, including taxes paid on CO2 production but excluding depletion, depreciation and amortization of capital expended at our CO2 source fields and industrial sources. This per-Mcf CO2 cost during the third quarter of 2018 was lower than the $0.46 per Mcf comparable measure during the third quarter of 2017 and $0.44 per Mcf comparable measure during the second quarter of 2018 due to higher injection volumes and a lower utilization in our Gulf Coast region of industrial-sourced CO2, which has a higher average cost than our naturally-occurring CO2 sources.

Marketing and Plant Operating Expenses

Marketing and plant operating expenses primarily consist of amounts incurred relating to the marketing, processing, and transportation of oil and natural gas production. Marketing and plant operating expenses were $12.4 million and $11.8 million for the three months ended September 30, 2018 and 2017, respectively, and $36.4 million and $39.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Taxes Other Than Income

Taxes other than income includes production, ad valorem and franchise taxes. Taxes other than income increased $7.1 million (35%) during the three months ended September 30, 2018 compared to the same prior-year period and increased $19.0 million (30%) during the nine months ended September 30, 2018 compared to the same period in 2017 due primarily to an increase in production taxes resulting from higher oil and natural gas revenues.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and Administrative Expenses (“G&A”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per-BOE data and employees	2018	2017	2018	2017
Gross cash compensation and administrative costs	$57,765	$64,104	$172,287	$193,853
Gross stock-based compensation	4,597	4,252	11,126	15,684
Operator labor and overhead recovery charges	(31,586)	(32,211)	(94,910)	(96,319)
Capitalized exploration and development costs	(9,197)	(8,872)	(27,280)	(31,915)
Net G&A expense	$21,579	$27,273	$61,223	$81,303

G&A per BOE
Net administrative costs	$3.31	$4.32	$3.18	$4.22
Net stock-based compensation	0.65	0.59	0.53	0.74
Net G&A expenses	$3.96	$4.91	$3.71	$4.96

Employees as of September 30	847	897

Our gross G&A expenses on an absolute-dollar basis decreased $6.0 million (9%) and $26.1 million (12%) during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to 2017 severance-related payments associated with the workforce reduction recognized in the third quarter of 2017 and lower employee-related costs such as salaries and long-term incentives during the nine months ended September 30, 2018 following the August 2017 involuntary workforce reduction.

Net G&A expense on a per-BOE basis decreased 19% and 25% during the three and nine months ended September 30, 2018, respectively, compared to levels in the same periods in 2017 due to the items previously mentioned impacting gross G&A during the 2018 periods, with the nine-month period ended September 30, 2018 partially offset by lower capitalized exploration and development costs.

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

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest and Financing Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per-BOE data and interest rates	2018	2017	2018	2017
Cash interest(1)	$46,515	$45,110	$138,660	$130,962
Less: interest on Senior Secured Notes and Convertible Senior Notes not reflected as interest for financial reporting purposes(1)	(21,186)	(12,604)	(64,849)	(37,761)
Noncash interest expense	2,712	1,456	4,980	4,801
Less: capitalized interest	(9,514)	(9,416)	(26,817)	(22,217)
Interest expense, net	$18,527	$24,546	$51,974	$75,785
Interest expense, net per BOE	$3.40	$4.42	$3.15	$4.63
Average debt principal outstanding	$2,542,712	$2,971,205	$2,611,225	$2,887,010
Average interest rate(2)	7.3%	6.1%	7.1%	6.0%

(1)
Cash interest is presented on an accrual basis and includes the portion of interest on our 2021 Senior Secured Notes, 2022 Senior Secured Notes, 2023 Convertible Senior Notes and 2024 Convertible Senior Notes versus the GAAP financial statement presentation in which interest on these notes is accounted for as debt and not reflected as interest for financial reporting purposes in accordance with Financial Accounting Standards Board Codification 470-60, Troubled Debt Restructuring by Debtors. See below for further discussion.

(2)	Includes commitment fees but excludes debt issue costs.

As reflected in the table above, cash interest expense during the three and nine months ended September 30, 2018 increased $1.4 million (3%) and $7.7 million (6%), respectively, when compared to the prior-year periods due primarily to the series of exchange transactions completed during 2017 and 2018 (see Overview – Debt Reduction Transactions) and issuance of 2024 Senior Secured Notes during the third quarter of 2018. Despite an overall reduction in the debt principal balance as a result of the exchange transactions, our average interest rate increased between the third quarter of 2017 and 2018 as the combined interest payments on the senior secured and convertible senior notes was higher than the previously issued senior subordinated notes and interest rate on our senior secured bank credit facility. As more fully described in Note 4, Long-Term Debt, to the Unaudited Condensed Consolidated Financial Statements, the exchange transactions were accounted for in accordance with Financial Accounting Standards Board Codification 470-60, Troubled Debt Restructuring by Debtors, whereby most of the future interest associated with the 2021 Senior Secured Notes, 2022 Senior Secured Notes, 2023 Convertible Senior Notes and 2024 Convertible Senior Notes was recorded as debt as of the transaction date, which will be reduced as semiannual interest payments are made. During the second quarter of 2018, the debt principal balance and future interest applicable to the 2024 Convertible Senior Notes and 2023 Convertible Senior Notes, respectively, were reclassified to “Paid-in capital in excess of par” and “Common stock” in our Unaudited Condensed Consolidated Balance Sheets upon the conversion of those notes into shares of Denbury common stock (see Overview – Debt Reduction Transactions). The conversion of these notes saves the Company annual cash interest payments of $5.9 million. Future interest payable related to our senior secured second lien notes recorded as debt totaled $292.6 million as of September 30, 2018. Therefore, interest expense reflected in our Unaudited Condensed Consolidated Financial Statements will be significantly lower than the actual cash interest payment. Capitalized interest during the nine months ended September 30, 2018 increased $4.6 million (21%) compared to the same period in 2017, primarily due to an increase in the number of projects that qualify for interest capitalization.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depletion, Depreciation, and Amortization (“DD&A”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per-BOE data	2018	2017	2018	2017
Oil and natural gas properties	$32,559	$29,990	$97,788	$86,973
CO2 properties, pipelines, plants and other property and equipment	18,757	22,111	58,923	67,475
Total DD&A	$51,316	$52,101	$156,711	$154,448

DD&A per BOE
Oil and natural gas properties	$5.98	$5.40	$5.92	$5.31
CO2 properties, pipelines, plants and other property and equipment	3.45	3.99	3.57	4.12
Total DD&A cost per BOE	$9.43	$9.39	$9.49	$9.43

The increase in our oil and natural gas properties depletion during the three and nine months ended September 30, 2018 when compared to the same periods in 2017 was primarily due to an increase in depletable costs associated with our reserves base, partially offset by an increase in proved oil and natural gas reserve quantities. Total DD&A per BOE during the three months ended September 30, 2018 was also impacted by a decrease in production volumes during 2018 when compared to production in the 2017 period.

Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per-BOE amounts and tax rates	2018	2017	2018	2017
Current income tax expense (benefit)	$(1,888)	$1,072	$(3,674)	$(18,828)
Deferred income tax expense (benefit)	17,504	(15,301)	42,741	35,846
Total income tax expense (benefit)	$15,616	$(14,229)	$39,067	$17,018
Average income tax expense (benefit) per BOE	$2.87	$(2.57)	$2.37	$1.04
Effective tax rate	16.6%	103.2%	20.9%	31.9%
Total net deferred tax liability	$249,264	$329,724

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. Our income taxes are based on an estimated statutory rate of approximately 25% and 38% in 2018 and 2017, respectively, due to a reduction of the federal income tax rate from 35% to 21% as enacted by the Tax Cut and Jobs Act in December 2017. Our effective tax rates for the three and nine months ended September 30, 2018 were lower than our estimated statutory rate, primarily due to tax benefits resulting from enhanced oil recovery income tax credits and stock-based compensation (tax deduction greater than book expense recognized). Our effective tax rate for the three months ended September 30, 2017, differed from our estimated statutory rate, primarily due to the impact of recognizing a tax benefit of $8.6 million for enhanced oil recovery income tax credits, which was offset in part by a stock-based compensation deduction shortfall of $2.1 million. With last year’s pre-tax income for the three months ended September 30, 2017 being close to break-even, the net tax benefit from these items had a significant impact on the effective tax rate during that period.

The current income tax benefits for the nine months ended September 30, 2018 and 2017, represent the estimated receivable resulting from alternative minimum tax credits.

As of September 30, 2018, we had estimated amounts available for carry forward of $58.3 million of enhanced oil recovery credits related to our tertiary operations, $21.6 million of research and development credits, and $10.3 million of alternative

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

minimum tax credits (net of $10.3 million related to the estimated credits to be applied to our 2018 tax return), which under the Tax Cut and Jobs Act, will be fully refundable by 2021.  The enhanced oil recovery credits and research and development credits do not begin to expire until 2024 and 2031, respectively.

Per-BOE Data

The following table summarizes our cash flow and results of operations on a per-BOE basis for the comparative periods.  Each of the significant individual components is discussed above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Per-BOE data	2018	2017	2018	2017
Oil and natural gas revenues	$69.73	$46.67	$66.31	$47.37
Receipt (payment) on settlements of commodity derivatives	(11.32)	0.02	(9.07)	(2.36)
Lease operating expenses	(22.50)	(21.22)	(21.87)	(20.93)
Production and ad valorem taxes	(4.66)	(3.32)	(4.59)	(3.51)
Marketing expenses, net of third-party purchases, and plant operating expenses	(1.81)	(1.75)	(1.75)	(1.82)
Production netback	29.44	20.40	29.03	18.75
CO2 sales, net of operating and exploration expenses	1.37	0.95	1.26	0.98
General and administrative expenses	(3.96)	(4.91)	(3.71)	(4.96)
Interest expense, net	(3.40)	(4.42)	(3.15)	(4.63)
Other	1.26	0.27	0.44	1.78
Changes in assets and liabilities relating to operations	2.46	(0.46)	(0.04)	(3.20)
Cash flows from operations	27.17	11.83	23.83	8.72
DD&A	(9.43)	(9.39)	(9.49)	(9.43)
Deferred income taxes	(3.21)	2.76	(2.59)	(2.19)
Noncash fair value gains (losses) on commodity derivatives(1)	3.13	(4.57)	(2.41)	2.95
Other noncash items	(3.26)	(0.55)	(0.37)	2.17
Net income	$14.40	$0.08	$8.97	$2.22

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

FORWARD-LOOKING INFORMATION

The data and/or statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements found in the section Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve a number of risks and uncertainties.  Such forward-looking statements may be or may concern, among other things, financial forecasts, future hydrocarbon prices and their volatility, the sustainability of current oil prices, current

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

or future liquidity sources or their adequacy to support our anticipated future activities, our ability to further reduce our debt levels, together with assumptions based on current and projected production levels, oil and gas prices and oilfield costs, current or future expectations or estimations of our cash flows or the impact of changes in commodity prices on cash flows, availability of capital, borrowing capacity, price and availability of advantageous commodity derivative contracts or the predicted cash flow benefits therefrom, forecasted capital expenditures, drilling activity or methods, including the timing and location thereof, the nature of any future asset purchase or sales or the timing or proceeds thereof, estimated timing of commencement of CO2 flooding of particular fields or areas, including CCA, or the availability of capital for CCA pipeline construction, or its ultimate cost or date of completion, timing of CO2 injections and initial production responses in tertiary flooding projects, development activities, finding costs, anticipated future cost savings, capital budgets, interpretation or prediction of formation details, hydrocarbon reserve quantities and values, CO2 reserves and supply and their availability, potential reserves, barrels or percentages of recoverable original oil in place, levels of U.S. and worldwide tariffs or other trade restrictions, the likelihood, timing and impact of increased interest rates, the impact of regulatory rulings or changes, anticipated outcomes of pending litigation, prospective legislation affecting the oil and gas industry, environmental regulations, mark-to-market values, competition, rates of return, estimated costs, changes in costs, future capital expenditures and overall economics, worldwide economic conditions and other variables surrounding operations and future plans.  Such forward-looking statements generally are accompanied by words such as “plan,” “estimate,” “expect,” “predict,” “forecast,” “to our knowledge,” “anticipate,” “projected,” “preliminary,” “should,” “assume,” “believe,” “may” or other words that convey, or are intended to convey, the uncertainty of future events or outcomes.  Such forward-looking information is based upon management’s current plans, expectations, estimates, and assumptions and is subject to a number of risks and uncertainties that could significantly and adversely affect current, anticipated actions, the timing of such actions and our financial condition and results of operations.  As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by us or on our behalf.  Among the factors that could cause actual results to differ materially are fluctuations in worldwide oil prices or in U.S. oil prices and consequently in the prices received or demand for our oil and natural gas; decisions as to production levels and/or pricing by OPEC or production levels by U.S. shale producers in future periods; levels of future capital expenditures; effects of our indebtedness; success of our risk management techniques; accuracy of our cost estimates; availability or terms of credit in the commercial banking or other debt markets; fluctuations in the prices of goods and services; the uncertainty of drilling results and reserve estimates; operating hazards and remediation costs; disruption of operations and damages from well incidents, hurricanes, tropical storms, forest fires, or other natural occurrences; acquisition risks; requirements for capital or its availability; conditions in the worldwide financial, trade and credit markets; general economic conditions; competition; government regulations, including changes in tax or environmental laws or regulations; and unexpected delays, as well as the risks and uncertainties inherent in oil and gas drilling and production activities or that are otherwise discussed in this quarterly report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in our other public reports, filings and public statements including, without limitation, the Company’s most recent Form 10-K.

Denbury Resources Inc.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Debt and Interest Rate Sensitivity

We finance some of our acquisitions and other expenditures with fixed and variable rate debt.  These debt agreements expose us to market risk related to changes in interest rates. As of September 30, 2018, we did not have any outstanding borrowings on our senior secured bank credit facility. None of our existing debt has any triggers or covenants regarding our debt ratings with rating agencies, although under the NEJD financing lease, in light of credit downgrades in February 2016, we were required to provide a $41.3 million letter of credit to the lessor, which we provided on March 4, 2016. The letter of credit may be drawn upon in the event we fail to make a payment due under the pipeline financing lease agreement or upon other specified defaults set out in the pipeline financing lease agreement (filed as Exhibit 99.1 to the Form 8-K filed with the SEC on June 5, 2008). The fair values of our senior secured second lien notes and senior subordinated notes are based on quoted market prices.  The following table presents the principal and fair values of our outstanding debt as of September 30, 2018.

In thousands	2021	2022	2023	2024	Total	Fair Value
Fixed rate debt:
9% Senior Secured Second Lien Notes due 2021	$614,919	$—	$—	$—	$614,919	$664,113
9¼% Senior Secured Second Lien Notes due 2022	—	455,668	—	—	455,668	490,982
7½% Senior Secured Second Lien Notes due 2024	—	—	—	450,000	450,000	462,375
6⅜% Senior Subordinated Notes due 2021	203,545	—	—	—	203,545	198,456
5½% Senior Subordinated Notes due 2022	—	314,662	—	—	314,662	290,276
4⅝% Senior Subordinated Notes due 2023	—	—	307,978	—	307,978	270,836

See Note 4, Long-Term Debt, to the Unaudited Condensed Consolidated Financial Statements for details regarding our long-term debt.

Commodity Derivative Contracts

We enter into oil derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future oil production and to provide more certainty to our future cash flows.  We do not hold or issue derivative financial instruments for trading purposes.  Generally, these contracts have consisted of various combinations of price floors, collars, three-way collars, fixed-price swaps, fixed-price swaps enhanced with a sold put, and basis swaps.  The production that we hedge has varied from year to year depending on our levels of debt, financial strength, and expectation of future commodity prices.  In order to provide a level of price protection to a portion of our oil production, we have hedged a portion of our estimated oil production through 2020 using both NYMEX and LLS fixed-price swaps and three-way collars. Depending on market conditions, we may continue to add to our existing 2019 and 2020 hedges. See also Note 5, Commodity Derivative Contracts, and Note 6, Fair Value Measurements, to the Unaudited Condensed Consolidated Financial Statements for additional information regarding our commodity derivative contracts.

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

At September 30, 2018, our commodity derivative contracts were recorded at their fair value, which was a net liability of $138.9 million, a $17.1 million decrease from the $156.0 million net liability recorded at June 30, 2018, and a $39.8 million increase from the $99.1 million net liability recorded at December 31, 2017.  These changes are primarily related to the expiration

Denbury Resources Inc.

of commodity derivative contracts during the three and nine months ended September 30, 2018, new commodity derivative contracts entered into during 2018 for future periods, and to the changes in oil futures prices between December 31, 2017 and September 30, 2018.

Commodity Derivative Sensitivity Analysis

Based on NYMEX and LLS crude oil futures prices as of September 30, 2018, and assuming both a 10% increase and decrease thereon, we would expect to make payments on our crude oil derivative contracts as shown in the following table:

Receipt / (Payment)
In thousands	Crude Oil Derivative Contracts
Based on:
Futures prices as of September 30, 2018	$(110,992)
10% increase in prices	(208,483)
10% decrease in prices	(48,434)

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

Denbury Resources Inc.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, to ensure that information that is required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, that it is processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Changes in Internal Control over Financial Reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have determined that, during the third quarter of fiscal 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Riley Ridge Helium Supply Contract Claim

As part of our 2010 and 2011 acquisitions of the Riley Ridge Unit and associated gas processing facility that was under construction, the Company assumed a 20-year helium supply contract under which we agreed to supply the helium separated from the full well stream by operation of the gas processing facility to a third-party purchaser, APMTG Helium, LLC. The helium supply contract provides for the delivery of a minimum contracted quantity of helium, subject to adjustment after startup of the Riley Ridge gas processing facility, with liquidated damages payable if specified quantities of helium are not supplied in accordance with the terms of the contract. The liquidated damages are specified in the contract at up to $8.0 million per contract year and are capped at an aggregate of $46.0 million over the term of the contract. As the gas processing facility has been shut-in since mid-2014, we have not been able to supply helium under the helium supply contract. APMTG Helium, LLC filed a case in November 2014 in the Ninth Judicial District Court of Sublette County, Wyoming, claiming multiple years of liquidated damages for non-delivery of volumes of helium specified under the helium supply contract. The Company’s position is that our contractual obligations are excused by virtue of events that fall within the force majeure provisions in the helium supply contract. The evidentiary phase of the trial concluded on November 29, 2017. The parties submitted written closing briefs and rebuttal briefs to the District Court during February and April of 2018. We are currently awaiting a ruling from the District Court, and we are unable to predict at this time the outcome of this dispute.

Environmental Protection Agency Matter Concerning Citronelle and Other Fields

The Company has entered into a series of tolling agreements (effective through March 31, 2019) with the Environmental Protection Agency (“EPA”), and has been in discussions with the agency over the past several years regarding the EPA’s contention that it has causes of action under the Clean Water Act (“CWA”) related to releases (principally between 2008 and 2013) of oil and produced water containing small amounts of oil in the Citronelle Field in southern Alabama and several fields in Mississippi. The EPA has taken the position that these releases were in violation of the CWA. Discussions are focused upon actions taken or to be taken by Denbury, including enhancements to the Company’s mechanical integrity program designed to minimize the occurrence and impact of any future releases in these fields.

Based upon recent discussions with the EPA, the Company currently anticipates that in the next several months it will reach agreement with the EPA as to a consent decree regarding the EPA’s claims, which consent decree will provide for a monetary fine as a civil penalty. The Company anticipates that any such civil penalty would not be material to the Company’s business or financial condition.

Item 1A. Risk Factors

Information with respect to the Company’s risk factors has been incorporated by reference to Item 1A of the Form 10-K. In addition, additional risks may arise in connection with consummation of the transactions contemplated by the definitive merger agreement with Penn Virginia dated October 28, 2018, which risks will be described in detail in a registration statement on Form S-4 to be filed with the SEC that will include a joint proxy statement of the Company and Penn Virginia and a prospectus of the Company, and which will be submitted to the Company’s stockholders and Penn Virginia’s shareholders for their consideration.

Denbury Resources Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases of our common stock during the third quarter of 2018:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(2)
July 2018	1,046,305	$4.99	—	$210.1
August 2018	749	4.43	—	210.1
September 2018	40,510	5.08	—	210.1
Total	1,087,564		—

(1)
Shares purchased during the third quarter of 2018 were made in connection with the surrender of shares by our employees to satisfy their tax withholding requirements related to the vesting of restricted and performance shares.

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
4
Indenture, dated as of August 21, 2018, among the Company, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as Trustee and Collateral Trustee, with respect to $450,000,000 aggregate principal amount of 7½% Senior Secured Second Lien Notes due 2024 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Company on August 22, 2018, File No. 001-12935).

10(a)
Sixth Amendment to Amended and Restated Credit Agreement, dated as of August 13, 2018, by and among Denbury Resources Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on August 14, 2018, File No. 001-12935).

10(b)
Collateral Trust Joinder, dated as of August 21, 2018, between Wilmington Trust, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on August 22, 2018, File No. 001-12935).

10(c)
Priority Confirmation Joinder, dated as of August 21, 2018, by and between JPMorgan Chase Bank, N.A., as Priority Lien Agent, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on August 22, 2018, File No. 001-12935).

10(d)*	Commitment Letter, dated October 28, 2018, from JPMorgan Chase Bank, N.A. regarding a revolving credit facility and a bridge facility.
31(a)*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.

*	Included herewith.

Denbury Resources Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENBURY RESOURCES INC.

November 9, 2018	/s/ Mark C. Allen
Mark C. Allen Executive Vice President and Chief Financial Officer

November 9, 2018	/s/ Alan Rhoades
Alan Rhoades Vice President and Chief Accounting Officer