Form 10-K
period 2018-12-31
DENBURY RESOURCES INC
filed 2019-03-01
CIK 945764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

2018 FORM 10-K
(Mark One)
☑   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 (§232.405 of this chapter) of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12-b2 of the Exchange Act.
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

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,178,055,595.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2019, was 460,442,251.
DOCUMENTS INCORPORATED BY REFERENCE

Document:	Incorporated as to:
1. Notice and Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2019.	1. Part III, Items 10, 11, 12, 13, 14

Denbury Resources Inc.

2018 Annual Report on Form 10-K

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

PV-10 Value
The estimated future gross revenue to be generated from the production of proved reserves, net of estimated future production, development and abandonment costs, and before income taxes, discounted to a present value using an annual discount rate of 10%. PV-10 Values were prepared using average hydrocarbon prices equal to the unweighted arithmetic average of hydrocarbon prices on the first day of each month within the 12-month period preceding the reporting date.  PV-10 Value is a non-GAAP measure and does not purport to represent the fair value of our oil and natural gas reserves; its use is further discussed in Item 1, Business and Properties – Non-GAAP Financial Measures and Reconciliations.

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

Denbury Resources Inc.

PART I

Item 1. Business and Properties

GENERAL

Denbury Resources Inc., a Delaware corporation, is an independent oil and natural gas company with 262.2 MMBOE of estimated proved oil and natural gas reserves as of December 31, 2018, of which 97% is oil.  Our operations are focused in two key operating areas: the Gulf Coast and Rocky Mountain regions.  Our goal is to increase the value of our properties through a combination of exploitation, drilling and proven engineering extraction practices, with the most significant emphasis relating to CO2 enhanced oil recovery operations.

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

Denbury has been publicly traded on the New York Stock Exchange since 1997. Our corporate headquarters is located at 5320 Legacy Drive, Plano, Texas 75024, and our phone number is 972-673-2000. At December 31, 2018, we had 847 employees, 484 of whom were employed in field operations or at our field offices.  We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on or through our website, www.denbury.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The SEC also maintains a website, http://www.sec.gov, which contains periodic reports on Forms 8-K, 10-Q and 10-K filed with the SEC, along with other reports, proxy and information statements and other information filed by Denbury.  Throughout this Annual Report on Form 10-K (“Form 10-K”) we use the terms “Denbury,” “Company,” “we,” “our” and “us” to refer to Denbury Resources Inc. and, as the context may require, its subsidiaries.

DEFINITIVE MERGER AGREEMENT TO ACQUIRE PENN VIRGINIA CORPORATION

On October 28, 2018, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Penn Virginia Corporation (NASDAQ: PVAC) (“Penn Virginia”). The Merger Agreement provides for us to acquire Penn Virginia in a stock and cash transaction (the “Merger”). The Merger is subject to approval by shareholders of Penn Virginia and approval by Denbury’s stockholders of the issuance of Denbury common stock in the Merger and an amendment to Denbury’s charter to increase its authorized shares. Consummation of the Merger is also subject to other customary mutual closing conditions, which are described in the Form 8-K references below. A Form S-4 Registration Statement pertaining to the Merger has been filed with the SEC, and we and Penn Virginia intend to provide to our respective equity holders an updated version of the Joint Proxy Statement/Prospectus contained therein in connection with solicitation of approval by Denbury stockholders and Penn Virginia shareholders of those matters described above. Based upon Denbury’s per share closing price on the NYSE on October 26, 2018, the transaction value is approximately $1.7 billion, including the assumption of Penn Virginia debt outstanding as of the date of the Merger Agreement. For further information, see “Overview – Agreement to Acquire Penn Virginia Corporation” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is only a summary of certain aspects of the Merger Agreement and the transactions contemplated thereby, and is not intended to be complete. For further information, see our Form 8-K and exhibits thereto filed with the Securities and Exchange Commission (the “Commission” or the “SEC”) on October 29, 2018.

Denbury Resources Inc.

In connection with the Merger Agreement, Denbury has received a commitment letter from JPMorgan Chase Bank, N.A., subject to certain funding conditions, for a proposed new $1.2 billion senior secured revolving credit facility with a maturity date of December 9, 2021 and a $400 million senior secured second lien bridge facility to be available to the extent Denbury does not secure alternate financing prior to April 30, 2019. The commitment letter is an exhibit to our Form 10-Q Report for the third quarter of 2018 filed with the SEC on November 9, 2018. These two new debt financings are expected to be used to fully or partially fund the $400 million cash portion of the consideration in the Merger, potentially retire and replace Penn Virginia’s $200 million second lien term loan, replace Penn Virginia’s existing bank credit facility, which had $321 million drawn and outstanding as of December 31, 2018, and pay fees and expenses.

Consummation of the Merger and the related financing, which cannot be assured and requires satisfaction of a variety of conditions, would have a significant impact on all aspects of our business and financial condition.

2018 BUSINESS DEVELOPMENTS

Since our production is 97% oil, oil prices generally constitute the single largest variable in our operating results. Over the last few years, NYMEX oil prices have been volatile, decreasing to a low of $26 in early 2016 and gradually improving to hit a three-year peak of $76 in October 2018, before retreating to the low-$40’s in late December 2018 and then moving upward again to an average of approximately $53 per Bbl during the first two months of 2019. During the period of lower oil prices, our focus primarily has been on preservation of cash and liquidity, together with cost reductions and debt management, rather than concentration on expansion and growth. Our 2018 key accomplishments and business developments included the following:

•
Sanctioned our CO2 enhanced oil recovery development project at Cedar Creek Anticline, Denbury’s largest oil field, a project to access the potential for significant long-term oil production and cash flow of this key asset, which will require capital outlay for the initial phase of the project of approximately $300 million through 2022.

•
Generated $529.7 million of cash flow from operations in 2018 ($443.6 million after reducing for interest payments treated as debt reduction), significantly exceeding our incurred development capital expenditures in 2018 of $322.7 million.

•
Reduced our debt principal by $243.2 million during 2018, with $144.1 million of that reduction coming from the conversion of our 5% Convertible Senior Notes due 2023 and 3½% Convertible Senior Notes due 2024 into shares of Denbury common stock.

•	Extended the maturity date of our senior secured bank credit facility from December 9, 2019 to December 9, 2021.

•
Issued $450.0 million of 7½% Senior Secured Second Lien Notes due 2024 in August 2018, with a portion of the proceeds utilized to fully repay outstanding borrowings on our senior secured bank credit facility.

•
Improved the ratio of net debt (debt principal less cash and cash equivalents) to 2018 Adjusted EBITDAX (a non-GAAP measure) to 4.2x (including hedge settlements) and 3.3x (excluding hedge settlements) from 6.6x (including hedge settlements) and 5.9x (excluding hedge settlements) utilizing the comparable 2017 measures (see Item 1, Business and Properties – Non-GAAP Financial Measures and Reconciliations).

•
Reduced 2018 general and administrative expenses by $30.3 million to $71.5 million, a 30% reduction from 2017 amounts, reflective of our reductions in personnel and our efforts to reduce costs during the oil price downturn.

•	Increased proved reserves at December 31, 2018 to 262.2 MMBOE, from 259.7 MMBOE at December 31, 2017, representing a 111% replacement of 2018 annual production.

2019 BUSINESS OUTLOOK

As we approached the end of 2018, we experienced another significant downward move in oil prices, which dropped from over $76 per barrel in early October 2018 to lows in the $40 per barrel range by the end of 2018. In light of this, we remained diligent in determining our capital budget for 2019, exercising the flexibility we have with our asset base and focusing on both short-term and long-term projects that maximize value while meeting one of our key objectives of spending within cash flow. For 2019, we have initially budgeted our development capital spending at $240 million to $260 million, excluding capitalized interest

Denbury Resources Inc.

and acquisitions, a decrease of roughly 23% from 2018 actual capital spending levels. We utilized a NYMEX oil price estimate of $50 per Bbl in developing our 2019 budget, which based on our current projections would generate a level of cash flow that would more than fully fund our development capital spending plans, with any excess cash flow potentially used for debt reduction, acquisitions, and/or additional capital spending, among other things. At this decreased capital spending level, we currently anticipate 2019 average daily production to average between 56,000 and 60,000 BOE/d, compared to our 2018 average production rate of 60,341 BOE/d.

Our capital spending during 2019 will focus primarily on the continued development of our current tertiary floods, certain exploitation projects within our existing fields and approximately $30 million of the cost for the CO2 pipeline needed for the Cedar Creek Anticline enhanced oil recovery project. Planned development activities presented in the discussions that follow may be modified during the course of 2019 depending primarily upon oil prices and our level of cash flow to fund such development, and we will continue to evaluate the timing of the development of our inventory of fields and related pipelines and facilities. Additionally, we plan to continue our focus on strengthening our financial condition by opportunistically taking steps to reduce our remaining debt levels and/or extend debt maturities, maintaining and enhancing the efficiencies achieved over the last couple of years, and pursuing opportunities to increase or accelerate growth through organic projects such as accretive acquisitions.

Along with Denbury’s 2019 development plans, we are continuing to market for sale approximately 4,000 acres of surface land with no active oil and gas operations in the Houston area. We remain focused on a strategy that we believe will ultimately yield the highest value for the land, and we expect most of that value to be realized over the next couple of years. During 2018, we consummated approximately $5 million of land sales and currently have signed agreements covering another $9 million that we expect to close in 2019. In early 2018, we began the process of portfolio optimization through the marketing of mature properties located in Mississippi and Louisiana and Citronelle Field in Alabama, and completed the sale of Lockhart Crossing Field for net proceeds of $4.1 million during the third quarter of 2018. The decline in oil prices and our focus on the Penn Virginia transaction stalled our process in the fourth quarter of 2018, but we plan to continue to evaluate our options with these fields as oil prices improve. In aggregate, these fields produced an average of approximately 7,228 BOE/d during the fourth quarter of 2018. In aggregate, these fields accounted for 12% of our total 2018 production and approximately 8% of our year-end proved reserves.

We believe the acquisition of Penn Virginia would enhance Denbury’s operating results and balance sheet by creating a combination of short-cycle investment opportunities in Penn Virginia’s Eagle Ford Shale acreage and Denbury’s lower-declining EOR focused asset base, with the opportunity to apply Denbury’s technical EOR knowledge and capabilities to enhance the long-term development potential of Penn Virginia’s Eagle Ford acreage. As a combined entity, Denbury plans to continue to spend within cash flow and remain focused on the same core objectives. If the merger is not approved by the shareholders of both companies, Denbury will execute its 2019 plans on a stand-alone basis and remain focused on these same key objectives.

Denbury Resources Inc.

ESTIMATED NET QUANTITIES OF PROVED OIL AND NATURAL GAS RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

Oil and Natural Gas Reserve Estimates

DeGolyer and MacNaughton (“D&M”) prepared estimates of our net proved oil and natural gas reserves as of December 31, 2018, 2017 and 2016 (see the summary of D&M’s report as of December 31, 2018, included as an exhibit to this Form 10-K). These estimates of reserves were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices on the first day of each month within the 12-month period in accordance with rules and regulations of the SEC.  These oil and natural gas reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage.  The reserve estimates represent our net revenue interest in our properties.

Denbury Resources Inc.

The following table provides estimated proved reserve information prepared by D&M as of December 31, 2018, 2017 and 2016, as well as PV-10 Values and Standardized Measures for each period. During 2018, total proved reserves increased by 24.5 MMBOE (9%) excluding 2018 production of 22.0 MMBOE, representing a 111% replacement of 2018 annual production. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond our control, which are further discussed in Item 1A, Risk Factors – Estimating our reserves, production and future net cash flows is difficult to do with any certainty.  See also Oil and Natural Gas Operations – Field Summary Table and Supplemental Oil and Natural Gas Disclosures (Unaudited) to the Consolidated Financial Statements for further discussion of reserve inputs and changes between periods.

	December 31,
	2018	2017	2016
Estimated proved reserves
Oil (MBbls)	255,042	252,625	247,103
Natural gas (MMcf)	43,008	42,721	44,315
Oil equivalent (MBOE)	262,210	259,745	254,489
Reserve volumes categories
Proved developed producing
Oil (MBbls)	200,852	189,166	170,082
Natural gas (MMcf)	39,562	38,184	40,167
Oil equivalent (MBOE)	207,446	195,530	176,777
Proved developed non-producing
Oil (MBbls)	21,884	33,365	31,837
Natural gas (MMcf)	3,350	4,251	3,788
Oil equivalent (MBOE)	22,442	34,073	32,468
Proved undeveloped
Oil (MBbls)	32,306	30,094	45,184
Natural gas (MMcf)	96	286	360
Oil equivalent (MBOE)	32,322	30,142	45,244
Percentage of total MBOE
Proved developed producing	79%	75%	69%
Proved developed non-producing	9%	13%	13%
Proved undeveloped	12%	12%	18%
Representative oil and natural gas prices(1)
Oil (NYMEX price per Bbl)	$65.56	$51.34	$42.75
Natural gas (Henry Hub price per MMBtu)	3.10	2.98	2.55
Present values (in thousands)(2)
Discounted estimated future net cash flows before income taxes (PV-10 Value)(3)	$4,025,139	$2,533,798	$1,541,684
Standardized measure of discounted estimated future net cash flows after income taxes (“Standardized Measure”)	$3,351,385	$2,232,429	$1,399,217

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

(2)
Determined based on the average first-day-of-the-month prices for each month, adjusted to prices received by field in accordance with standards set forth in the Financial Accounting Standards Board Codification (“FASC”). PV-10 Values and the Standardized Measure are significantly impacted by the oil prices we receive relative to NYMEX oil prices (our NYMEX

Denbury Resources Inc.

oil price differential). The weighted-average oil price differentials utilized were $0.24 per Bbl below representative NYMEX oil prices as of December 31, 2018, compared to $2.25 per Bbl below NYMEX oil prices as of December 31, 2017, and $3.39 per Bbl below NYMEX oil prices as of December 31, 2016.

(3)
PV-10 Value is a non-GAAP measure and is different from the Standardized Measure in that PV-10 Value is a pre-tax number and the Standardized Measure is an after-tax number. See Item 1, Business and Properties – Non-GAAP Financial Measures and Reconciliations for further discussion.

Our proved non-producing reserves primarily relate to reserves that are to be recovered from productive zones that currently require a response to performance modifications before they can be classified as proved developed producing.  Since a majority of our properties are in areas with multiple pay zones, these properties may have both proved producing and proved non-producing reserves.

As of December 31, 2018, our estimated proved undeveloped reserves totaled approximately 32.3 MMBOE, or approximately 12% of our estimated total proved reserves, an increase of 2.2 MMBOE (7%) from December 31, 2017 levels for these reserves, which changes are discussed below.  Approximately 88% (28.3 MMBOE) of our proved undeveloped oil reserves relate to planned future development within our CO2 tertiary operating fields.  We generally consider the CO2 tertiary proved undeveloped reserves to be lower risk than other proved undeveloped reserves that require drilling at locations offsetting existing production, because all of these proved undeveloped reserves are associated with tertiary recovery operations in fields and reservoirs that historically produced substantial volumes of oil under primary production. As of December 31, 2018, 19.8 MMBOE of our total proved undeveloped reserves are not scheduled to be developed within five years of initial booking, all of which are part of CO2 EOR projects. We believe these reserves satisfy the conditions to be included as proved reserves because (1) we have established and continue to follow the previously adopted development plan for each of these projects; (2) we have significant ongoing development activities in each of these CO2 EOR projects and (3) we have a historical record of completing the development of comparable long-term projects.

During 2018, we spent approximately $20 million to convert 1.1 MMBOE of proved undeveloped reserves to proved developed reserves, primarily related to continued tertiary development activities at Delhi Field and non-tertiary development activities at Cedar Creek Anticline through our Mission Canyon drilling program. Other changes in proved undeveloped reserves during 2018 included improved recovery additions of 2.3 MMBOE related to our non-tertiary operations at Cedar Creek Anticline; adding an additional 2.0 MMBOE primarily related to our tertiary operations at Hastings Field and Salt Creek Field; and recognizing net downward revisions of our proved undeveloped reserves of 1.0 MMBOE, primarily the result of reserves that were reclassified to unproved based on changes in our waterflood development plans that would now extend beyond the five-year development timeframe.

During 2018, we provided oil and natural gas reserve estimates for 2017 to the United States Energy Information Agency that were substantially the same as the reserve estimates included in our Form 10-K for the year ended December 31, 2017.

Internal Controls Over Reserve Estimates

Reserve information in this report is based on estimates prepared by D&M, an independent petroleum engineering consulting firm located in Dallas, Texas, utilizing data provided by our internal reservoir engineering team and is the responsibility of management. We rely on D&M’s expertise to ensure that our reserve estimates are prepared in compliance with SEC rules and regulations and that appropriate geologic, petroleum engineering, and evaluation principles and techniques are applied in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007)”.  The person responsible for the preparation of the reserve report is a Senior Vice President at D&M; he is a Registered Professional Engineer in the State of Texas. He received a Master of Science degree in Petroleum Engineering from the University of Texas in 1984, and he has in excess of 34 years of experience in oil and gas reservoir studies and evaluations.  Our Senior Vice President – Business Development and Technology is primarily responsible for overseeing the independent petroleum engineering firm during the process.  Our Senior Vice President – Business Development and Technology has a Bachelor of Science degree in Petroleum Engineering from the Colorado School of Mines and over 34 years of industry experience working with petroleum engineering and reserve estimates.  D&M relies on various data provided by our internal reservoir engineering team in preparing its reserve estimates, including such items as oil and natural gas prices, ownership interests, production information, operating costs, planned capital expenditures and other technical data. Our internal reservoir engineering team consists of qualified petroleum engineers who maintain the Company’s internal evaluation of reserves and compare the Company’s information to the reserves

Denbury Resources Inc.

prepared by D&M. Management is responsible for designing the internal control procedures used in the preparation of our oil and gas reserves, which include verification of data input into reserve forecasting and economics evaluation software, as well as multi-discipline management reviews.  The internal reservoir engineering team reports directly to our Senior Vice President – Business Development and Technology.  In addition, our Board of Directors’ Reserves and Health, Safety and Environmental (“HSE”) Committee, on behalf of the Board of Directors, oversees the qualifications, independence, performance and hiring of our independent petroleum engineering firm and reviews the final report and subsequent reporting of our oil and natural gas reserve estimates.  The Chairman of the Reserves and HSE Committee holds a Ph.D. in Chemical Engineering from the Massachusetts Institute of Technology and bachelor’s degrees in Chemistry and Mathematics from Capital University in Ohio. He has more than 35 years of industry experience, with responsibilities including reserves preparation and approval.

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

Denbury Resources Inc.

Field Summary Table. The following table provides a summary by field and region of selected proved oil and natural gas reserve information, including total proved reserve quantities as of December 31, 2018, and average daily production for 2018, all based on Denbury’s net revenue interest (“NRI”).  The reserve estimates presented were prepared by D&M, independent petroleum engineers located in Dallas, Texas.  We serve as operator of nearly all of our significant properties, in which we also own most of the interests, although typically less than a 100% working interest, and a lesser NRI due to royalties and other burdens. For additional oil and natural gas reserves information, see Estimated Net Quantities of Proved Oil and Natural Gas Reserves and Present Value of Estimated Future Net Revenues above and Supplemental Oil and Natural Gas Disclosures (Unaudited) to the Consolidated Financial Statements.

	Proved Reserves as of December 31, 2018(1)				2018 Average Daily Production
	Oil (MBbls)	Natural Gas (MMcf)	MBOEs	% of Company Total MBOEs	Oil (Bbls/d)	Natural Gas (Mcf/d)	Average 2018 NRI
Tertiary oil and gas properties
Gulf Coast region
Delhi	18,359	—	18,359	7.0%	4,368	—	58.0%
Hastings	34,557	—	34,557	13.2%	5,596	—	79.9%
Heidelberg	22,469	—	22,469	8.6%	4,355	—	81.3%
Oyster Bayou	14,998	—	14,998	5.7%	4,843	—	87.0%
Tinsley	17,427	—	17,427	6.6%	5,530	—	81.9%
West Yellow Creek	2,084	—	2,084	0.8%	205	—	47.2%
Mature properties(2)	16,850	—	16,850	6.4%	6,702	—	78.1%
Total Gulf Coast region	126,744	—	126,744	48.3%	31,599	—	76.8%
Rocky Mountain region
Bell Creek	16,443	—	16,443	6.3%	4,113	—	84.5%
Salt Creek and other	7,562	—	7,562	2.9%	2,116	—	18.5%
Total Rocky Mountain region	24,005	—	24,005	9.2%	6,229	—	38.2%
Total tertiary properties	150,749	—	150,749	57.5%	37,828	—	66.4%
Non-tertiary oil and gas properties
Gulf Coast region
Texas	16,245	11,977	18,241	7.0%	4,066	2,877	81.6%
Mississippi and other	4,460	5,379	5,357	2.0%	963	2,528	21.6%
Total Gulf Coast region	20,705	17,356	23,598	9.0%	5,029	5,405	52.8%
Rocky Mountain region
Cedar Creek Anticline(3)	81,395	21,515	84,980	32.4%	14,513	1,940	80.2%
Other	2,193	4,137	2,883	1.1%	847	3,509	63.7%
Total Rocky Mountain region	83,588	25,652	87,863	33.5%	15,360	5,449	79.0%
Total non-tertiary properties	104,293	43,008	111,461	42.5%	20,389	10,854	69.7%
Total continuing properties	255,042	43,008	262,210	100.0%	58,217	10,854	67.5%
Property sales
Lockhart Crossing(4)	—	—	—	—%	315	—	32.0%
Company Total	255,042	43,008	262,210	100.0%	58,532	10,854	67.1%

(1)
The above reserve estimates were prepared in accordance with FASC Topic 932, Extractive Industries – Oil and Gas, using the arithmetic averages of the first-day-of-the-month NYMEX commodity price for each month during 2018, which were $65.56 per Bbl for crude oil and $3.10 per MMBtu for natural gas.

(2)	Mature properties include Brookhaven, Cranfield, Eucutta, Little Creek, Mallalieu, Martinville, McComb and Soso fields in Mississippi.

Denbury Resources Inc.

(3)	The Cedar Creek Anticline consists of a series of 14 different operating areas.

(4)	Includes production from Lockhart Crossing Field sold in the third quarter of 2018, the majority of which was previously included in ‘Mature properties’ in the Gulf Coast region.

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

Our tertiary operations have grown so that (1) 58% of our proved reserves at December 31, 2018 are proved tertiary oil reserves; (2) 63% of our 2018 total production was related to tertiary oil operations (on a BOE basis); and (3) 62% of our 2018 capital expenditures (excluding acquisitions) were related to our tertiary oil operations.  At year-end 2018, the proved oil reserves in our tertiary recovery oil fields had an estimated PV-10 Value of approximately $2.7 billion, or 67% of our total PV-10 Value.  In addition, there are significant probable and possible reserves at several other fields for which tertiary operations are underway or planned.

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

We acquired Jackson Dome in February 2001 in a purchase that also gave us ownership and control of the NEJD CO2 pipeline and provided us with a reliable supply of CO2 at a reasonable and predictable cost for our Gulf Coast CO2 tertiary recovery operations.  Since February 2001, we have acquired and drilled numerous CO2-producing wells, significantly increasing our

Denbury Resources Inc.

estimated proved Gulf Coast CO2 reserves from approximately 800 Bcf at the time of acquisition of Jackson Dome to approximately 5.0 Tcf as of December 31, 2018.  The proved CO2 reserve estimates are based on a gross (8/8ths) basis, of which our net revenue interest is approximately 4.0 Tcf, and is included in the evaluation of proved CO2 reserves prepared by D&M, an independent petroleum engineering consulting firm.  In discussing our available CO2 reserves, we make reference to the gross amount of proved and probable reserves, as this is the amount that is available both for our own tertiary recovery programs and for industrial users who are customers of Denbury and others, as we are responsible for distributing the entire CO2 production stream.

In addition to our proved reserves, we estimate that we have 910.1 Bcf of probable CO2 reserves at Jackson Dome.  While the majority of these probable reserves are located in structures that have been drilled and tested, such reserves are still considered probable reserves because (1) the original well is plugged; (2) they are located in fault blocks that are immediately adjacent to fault blocks with proved reserves; or (3) they are reserves associated with increasing the ultimate recovery factor from our existing reservoirs with proved reserves. In addition, a significant portion of these probable reserves at Jackson Dome are located in undrilled structures where we have sufficient subsurface and seismic data indicating geophysical attributes that, coupled with our historically high drilling success rate, provide a reasonably high degree of certainty that CO2 is present.

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

In the Gulf Coast region, approximately 83% of our average daily CO2 produced from Jackson Dome or captured from industrial sources in 2018 was used in our tertiary recovery operations, compared to 87% in 2017 and 85% in 2016, with the balance delivered to third-party industrial users. During 2018, we used an average of 466 MMcf/d of CO2 (including CO2 captured from industrial sources) for our tertiary activities.

Gulf Coast CO2 Captured from Industrial Sources.  In addition to our natural source of CO2, we are currently party to two long-term contracts to purchase CO2 from industrial plants.  We have purchased CO2 from an industrial facility in Port Arthur, Texas since 2012 and from an industrial facility in Geismar, Louisiana since 2013, which supplied an average of approximately 53 MMcf/d of CO2 to our EOR operations during 2018.  Additionally, we are in ongoing discussions with other parties regarding plans to construct plants near the Green Pipeline. In order to capture such volumes, we (or the plant owner) would need to install additional equipment, which includes, at a minimum, compression and dehydration facilities.

Gulf Coast CO2 Pipelines. We acquired the 183-mile NEJD CO2 pipeline that runs from Jackson Dome to near Donaldsonville, Louisiana, as part of the 2001 acquisition of our Jackson Dome CO2 source.  Since 2001, we have acquired or constructed nearly 750 miles of CO2 pipelines, and as of December 31, 2018, we have access to nearly 950 miles of CO2 pipelines, which gives us the ability to deliver CO2 throughout the Gulf Coast region.  In addition to the NEJD CO2 pipeline, the major pipelines in the Gulf Coast region are the Free State Pipeline (90 miles), Delta Pipeline (110 miles), Green Pipeline Texas (120 miles), and Green Pipeline Louisiana (200 miles).

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

Tertiary Properties with Tertiary Production and Proved Tertiary Reserves at December 31, 2018

Delhi Field. Delhi Field is located east of Monroe, Louisiana.  In May 2006, we purchased our initial interest in Delhi for $50 million.  We began well and facility development in 2008, began delivering CO2 to the field in 2009 via the Delta Pipeline, which runs from Tinsley Field to Delhi Field, and first tertiary production occurred at Delhi Field in 2010.  Production from Delhi Field in the fourth quarter of 2018 averaged 4,526 Bbls/d, compared to 4,906 Bbls/d in the fourth quarter of 2017.  During 2016, we completed construction of a natural gas liquids extraction plant, which provides us with the ability to sell natural gas liquids from the produced stream, improve the efficiency of the CO2 flood, and utilize extracted methane to power the plant and reduce

Denbury Resources Inc.

field operating expenses. Our 2019 development plans for Delhi Field are primarily related to facility improvement and conformance work.

Hastings Field.  Hastings Field is located south of Houston, Texas.  We acquired a majority interest in this field in February 2009 for $247 million.  We initiated CO2 injection in the West Hastings Unit during 2010 upon completion of the construction of the Green Pipeline.  Due to the large vertical oil column that exists in the field, we are developing the Frio reservoir using dedicated CO2 injection and producing wells for each of the major sand intervals. We began producing oil from our EOR operations at Hastings Field in 2012, and we booked initial proved tertiary reserves for the West Hastings Unit in 2012.  The Company also has future plans for continued tertiary development of existing proved undeveloped reserves at the field. During the fourth quarter of 2018, tertiary production from Hastings Field averaged 5,480 Bbls/d, compared to 5,747 Bbls/d in the fourth quarter of 2017.

Heidelberg Field.  Heidelberg Field is located in Mississippi off of the Free State Pipeline and consists of an East Unit and a West Unit.  Construction of the CO2 facility, connecting pipeline and well work commenced on the West Heidelberg Unit during 2008, with our first CO2 injections into the Eutaw zone in 2008.  Our first tertiary oil production occurred in 2009, and we began flooding the Christmas and Tuscaloosa zones in 2013 and 2014, respectively.  During the fourth quarter of 2018, tertiary production at Heidelberg Field averaged 4,269 Bbls/d, compared to 4,751 Bbls/d in the fourth quarter of 2017.  Our 2019 development plans for Heidelberg Field include continued development of the Christmas zone and conformance work, with future plans for continued tertiary development of existing proved undeveloped reserves at the field.

Oyster Bayou Field.  We acquired a majority interest in Oyster Bayou Field in 2007. The field is located in southeast Texas, east of Galveston Bay, and is somewhat unique when compared to our other CO2 EOR projects because the field covers a relatively small area of 3,912 acres.  We began CO2 injections into Oyster Bayou Field in 2010, commenced tertiary production in 2011 from the Frio A-1 zone, and booked initial proved tertiary reserves for the field in 2012.  In 2014, we completed development of the Frio A-2 zone. During the fourth quarter of 2018, tertiary production at Oyster Bayou Field averaged 4,785 Bbls/d, compared to 4,868 Bbls/d in the fourth quarter of 2017.

Tinsley Field.  We acquired Tinsley Field in 2006. This Mississippi field was discovered and first developed in the 1930s and is separated by different fault blocks.  As is the case with the majority of fields in Mississippi, Tinsley Field produces from multiple reservoirs.  Our CO2 enhanced oil recovery operations at Tinsley Field have thus far targeted the Woodruff formation, although there is additional potential in the Perry sandstone and other smaller reservoirs.  We commenced tertiary oil production from Tinsley Field in 2008 and substantially completed development of the Woodruff formation during 2014.  During the fourth quarter of 2018, tertiary oil production from the field averaged 5,033 Bbls/d, compared to 6,241 Bbls/d in the fourth quarter of 2017. Although production from Tinsley Field is believed to have peaked in 2015 and is generally on decline, we continue to evaluate future potential investment opportunities in this field.

In addition to our tertiary operations at Tinsley Field, we recently conducted exploitation drilling in other oil-bearing formations in the field. We completed a total of two wells in the Perry Sand interval during 2018 and the first quarter of 2019. Overall, the two Perry wells were successful; however, we plan to evaluate the economics and performance of these wells before drilling any additional wells. In December 2018, we spudded our first well in the Cotton Valley interval and currently expect to complete this well during the first quarter of 2019. We continue to evaluate exploitation opportunities in additional horizons underlying the existing CO2 EOR flood.

West Yellow Creek Field. We acquired an approximate 48% non-operated working interest in West Yellow Creek Field in Mississippi in March 2017 for approximately $16 million, a field in which the operator had previously invested significant capital converting the field to a CO2 EOR flood. Under our arrangement with the operator, we supply CO2 to the field for a fee. West Yellow Creek Field is in close proximity to and analogous to Eucutta Field, a very successful CO2 flood that we developed and continue to operate. We booked initial proved tertiary oil reserves at West Yellow Creek Field as of year-end 2017 and commenced tertiary production in early 2018. During the fourth quarter of 2018, tertiary oil production from the field averaged 375 Bbls/d. Development of the field is ongoing, with 2019 development plans including continued tertiary development of the initial formation within the field.

Mature properties. Mature properties include our longest-producing properties which are generally located along our NEJD CO2 pipeline in southwest Mississippi and Louisiana and our Free State Pipeline in east Mississippi.  This group of properties includes our initial CO2 field, Little Creek, as well as several other fields (Brookhaven, Cranfield, Eucutta, Mallalieu, Martinville, McComb and Soso fields).  These fields accounted for 18% of our total 2018 CO2 EOR production and approximately 6% of our

Denbury Resources Inc.

year-end proved reserves.  These fields have been producing under CO2 flood for many years, in many cases more than a decade, and their production is generally declining.

Future Tertiary Properties with No Tertiary Production or Proved Tertiary Reserves at December 31, 2018

Webster Field. We acquired our interest in Webster Field in 2012. The field is located southeast of Houston, Texas, approximately eight miles northeast of our Hastings Field which we are currently flooding with CO2. At December 31, 2018, Webster Field had estimated proved non-tertiary reserves of approximately 2.5 MMBOE, net to our interest.  During the fourth quarter of 2018, non-tertiary production at Webster Field averaged 841 BOE/d, compared to 834 BOE/d in the fourth quarter of 2017.  Webster Field is geologically similar to our Hastings Field, producing oil from the Frio zone at similar depths; as a result, we believe it is well suited for CO2 EOR. In 2014, we completed a nine-mile lateral between the Green Pipeline and Webster Field, which we plan will eventually deliver CO2 to the field. The timing of the development of a CO2 flood at Webster Field is primarily dependent upon capital availability and priorities and future oil prices.

Conroe Field.  Conroe Field, our largest potential tertiary flood in the Gulf Coast region, is located north of Houston, Texas.  We acquired a majority interest in this field in 2009 for $271 million in cash and 11.6 million shares of Denbury common stock, for a total aggregate value of $439 million.  Conroe Field had estimated proved non-tertiary reserves of approximately 9.9 MMBOE at December 31, 2018, net to our interest, all of which are proved developed.  During the fourth quarter of 2018, production at Conroe Field averaged 1,970 BOE/d, compared to 2,140 BOE/d in the fourth quarter of 2017.

To initiate a CO2 flood at Conroe Field, a pipeline must be constructed so that CO2 can be delivered to the field.  This pipeline, which is planned as an extension of our Green Pipeline, is preliminarily estimated to cover approximately 90 miles at a cost of approximately $220 million. Our current plan for initiating a CO2 flood at Conroe Field is scheduled several years from now, the timing of which may change depending on capital availability and priorities, future oil prices and pipeline construction.

In addition to the currently-producing oil-bearing formations at Conroe Field, we are evaluating exploitation opportunities in other formations, and currently plan to drill a test well within the 2A Sand interval during 2019.

Thompson Field. We acquired our interest in Thompson Field in June 2012 for $366 million. The field is located in Texas, approximately 18 miles west of our Hastings Field. Thompson Field had estimated proved non-tertiary reserves of approximately 3.9 MMBOE at December 31, 2018, net to our interest, all of which are proved developed.  During the fourth quarter of 2018, non-tertiary production at Thompson Field averaged 942 BOE/d net to our interest, compared to 987 BOE/d in the fourth quarter of 2017.  Thompson Field is geologically similar to Hastings Field, producing oil from the Frio zone at similar depths, and we therefore believe it has CO2 EOR potential. Under the terms of the Thompson Field acquisition agreement, after the initiation of CO2 injection, the seller will retain approximately a 5% gross revenue interest (less severance taxes) once average monthly oil production exceeds 3,000 Bbls/d. The timing of the development of a CO2 flood at Thompson Field is primarily dependent upon capital availability and priorities and future oil prices.

Rocky Mountain Region

CO2 Sources and Pipelines

LaBarge Field.  We acquired an overriding royalty interest equivalent to an approximate one-third ownership interest in ExxonMobil’s CO2 reserves in LaBarge Field in the fourth quarter of 2012 as part of a sale and exchange transaction with ExxonMobil. LaBarge Field is located in southwestern Wyoming, and as of December 31, 2018, our interest in LaBarge Field consisted of approximately 1.2 Tcf of proved CO2 reserves.

During 2018, we received an average of approximately 88 MMcf/d of CO2 from the Shute Creek gas processing plant at LaBarge Field that we used in our Rocky Mountain region CO2 floods. Based on current capacity, and subject to availability of CO2, we currently expect our CO2 volumes from Shute Creek to increase in future years. We pay ExxonMobil a fee to process and deliver the CO2, which we use in our Rocky Mountain region CO2 floods.

Other Rocky Mountain CO2 Sources.  We currently have a contract to receive CO2 from the ConocoPhillips-operated Lost Cabin gas plant in central Wyoming that provides us as much as 50 MMcf/d of CO2 for use in our Rocky Mountain region CO2 floods. We currently estimate that our existing CO2 sources, plus additional CO2 from those or other CO2 sources in the region, are sufficient to carry out our base Rocky Mountain region EOR development plans.

Denbury Resources Inc.

Rocky Mountain CO2 Pipelines.  The 20-inch Greencore Pipeline in Wyoming is the first CO2 pipeline we constructed in the Rocky Mountain region.  We plan to use the pipeline as our trunk line in the Rocky Mountain region, eventually connecting our various Rocky Mountain region CO2 sources to the Cedar Creek Anticline in eastern Montana and western North Dakota. The 232-mile pipeline begins at the ConocoPhillips-operated Lost Cabin gas plant in Wyoming and terminates at Bell Creek Field in Montana.  We completed construction of the pipeline in 2012 and received our first CO2 deliveries from the ConocoPhillips-operated Lost Cabin gas plant during 2013.  During 2014, we completed construction of an interconnect between our Greencore Pipeline and an existing third-party CO2 pipeline in Wyoming, which enables us to transport CO2 from LaBarge Field to our Bell Creek Field.

In mid-2018, we sanctioned the CO2 enhanced oil recovery development project at Cedar Creek Anticline, which requires a 110-mile extension of the Greencore CO2 pipeline to CCA from Bell Creek Field. The capital outlay for the pipeline is projected to be approximately $150 million, of which approximately $20 million was incurred in 2018 with an additional $30 million currently expected to be incurred in 2019, with the remainder expected in 2020 and early 2021.

Tertiary Properties with Tertiary Production and Proved Tertiary Reserves at December 31, 2018

Bell Creek Field.  We acquired our interest in Bell Creek Field in southeast Montana as part of the Encore merger in 2010.  The oil-producing reservoir in Bell Creek Field is a sandstone reservoir with characteristics similar to those we have successfully flooded with CO2 in the Gulf Coast region. During 2013, we began first CO2 injections into Bell Creek Field, recorded our first tertiary oil production, and booked initial proved tertiary reserves. Tertiary production, net to our interest, during the fourth quarter of 2018 averaged 4,421 Bbls/d of oil, compared to 3,571 Bbls/d in the fourth quarter of 2017.  During 2018, we completed the phase five expansion at the field, and our 2019 development plans are primarily related to phase six expansion of the flood.

Salt Creek Field.  We acquired our 23% non-operated working interest in Salt Creek Field in Wyoming for approximately $72 million in June 2017. Tertiary production, net to our interest, during the fourth quarter of 2018 averaged 2,107 Bbls/d of oil, compared to 2,172 Bbls/d in the fourth quarter of 2017.

Future Tertiary Properties with No Tertiary Production or Proved Tertiary Reserves at December 31, 2018

Cedar Creek Anticline.  CCA is the largest potential EOR property that we own and currently our largest producing property, contributing approximately 25% of our 2018 total production. Historical production from the property has primarily been from the Red River interval. The field is primarily located in Montana but extends over such a large area (approximately 126 miles) that it also extends into North Dakota.  CCA is a series of 14 different operating areas on a common geological trend, each of which could be considered a field by itself.  We acquired our initial interest in CCA as part of the Encore merger in 2010 and acquired additional interests (the “CCA Acquisition”) from a wholly-owned subsidiary of ConocoPhillips in 2013 for $1.0 billion, adding 42.2 MMBOE of incremental proved reserves at that date. Production from CCA, net to our interest, averaged 14,961 BOE/d during the fourth quarter of 2018, compared to production during the fourth quarter of 2017 of 14,302 BOE/d. The non-tertiary proved reserves associated with CCA were 85.0 MMBOE, net to our interest, as of December 31, 2018.

In addition to the Red River interval, CCA contains other oil-bearing intervals including Mission Canyon and Charles B. We began pursuing these additional exploitation opportunities in late 2017. We have drilled seven successful Mission Canyon exploitation wells and a successful initial test well in Cabin Creek’s Charles B formation. We continue to evaluate the Charles B formation and believe it has characteristics that would make it a good candidate for secondary or tertiary flooding. Our 2019 development plans for CCA include up to four additional Mission Canyon wells and a potential Charles B follow-up well.

CCA is located approximately 110 miles north of Bell Creek Field, and our current plan is to connect this field to our Greencore Pipeline by the end of 2020.  In June 2018, we announced the sanctioning of the CO2 enhanced oil recovery development project at Cedar Creek Anticline. The capital outlay for the initial phase of the project is currently estimated at $300 million through 2022, which includes $150 million for a 110-mile extension of the Greencore CO2 pipeline from Bell Creek Field discussed above and $150 million for development in the Red River formation at East Lookout Butte and Cedar Hills South fields in CCA. First tertiary production from CCA is currently expected in the second half of 2022 or early 2023. Additional phases of development are expected to target the Interlake, Stony Mountain and Red River formations at Cabin Creek Field beginning in 2024.

Grieve Field. Under a 2011 farm-in agreement, we obtained a 65% working interest in Grieve Field, located in Natrona County, Wyoming, in exchange for developing the Grieve Field CO2 flood. During 2016, the Company and its joint venture partner

Denbury Resources Inc.

in Grieve Field revised their development arrangement for the field so that our partner funded $55 million of the remaining estimated capital to complete development of the facility and fieldwork in exchange for a 14% higher working interest and a disproportionate sharing of revenue from the first 2 million barrels of production. Thus, our working interest in the field was reduced from 65% to 51%, and our net revenue interest on the first million barrels of production is approximately 20%. This arrangement accelerated the remaining development of the facility and fieldwork, and we currently anticipate first tertiary production in early 2019.

Hartzog Draw Field. We acquired our interest in Hartzog Draw Field in 2012 in conjunction with the Bakken exchange transaction with ExxonMobil. The field is located in the Powder River Basin of northeastern Wyoming, approximately 12 miles from our Greencore Pipeline. Hartzog Draw Field had estimated proved reserves of approximately 2.9 MMBOE at December 31, 2018, net to our interest, 0.7 MMBOE of which relate to the natural gas producing Big George coal zone.  During the fourth quarter of 2018, non-tertiary production averaged 1,327 BOE/d, compared to 1,518 BOE/d in the fourth quarter of 2017. Industry activity around this field has been increasing for the last several years, with several operators testing various formations such as the Turner, Niobrara, Shannon, Parkman and Mowry for potential development. We believe the oil reservoir characteristics of Hartzog Draw Field make it well suited for CO2 EOR in the future. We currently plan to initiate a CO2 flood at Hartzog Draw Field several years from now, the timing of which is dependent on capital availability and priorities and future oil prices.

Other Non-Tertiary Oil Properties

Despite the majority of our oil and natural gas properties discussed above consisting of either existing or planned future tertiary floods, we also produce oil and natural gas either from fields in both our Gulf Coast and Rocky Mountain regions that are not amenable to EOR or from specific reservoirs (within an existing tertiary field) that are not amenable to EOR. For example, at Heidelberg Field, we produce natural gas from the Selma Chalk reservoir, which is separate from the Christmas and Eutaw reservoirs currently being flooded with CO2. Continuing production from these other non-tertiary properties totaled 2,062 BOE/d during the fourth quarter of 2018, compared to 1,864 BOE/d during the fourth quarter of 2017.

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

Oil and Gas Acreage

The following table sets forth our acreage position at December 31, 2018:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Gulf Coast region	226,858	180,005	286,802	18,213	513,660	198,218
Rocky Mountain region	361,472	314,479	157,176	46,399	518,648	360,878
Total	588,330	494,484	443,978	64,612	1,032,308	559,096

The percentage of our net undeveloped acreage that is subject to expiration over the next three years, if not renewed, is approximately 37% in 2019, 3% in 2020 and 4% in 2021.

Denbury Resources Inc.

Productive Wells

The following table sets forth our gross and net productive oil and natural gas wells as of December 31, 2018:

	Producing Oil Wells		Producing Natural Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Operated wells
Gulf Coast region	1,240	1,154	144	135	1,384	1,289
Rocky Mountain region	979	933	278	180	1,257	1,113
Total	2,219	2,087	422	315	2,641	2,402
Non-operated wells
Gulf Coast region	52	18	7	—	59	18
Rocky Mountain region	637	135	6	2	643	137
Total	689	153	13	2	702	155
Total wells
Gulf Coast region	1,292	1,172	151	135	1,443	1,307
Rocky Mountain region	1,616	1,068	284	182	1,900	1,250
Total	2,908	2,240	435	317	3,343	2,557

Drilling Activity

The following table sets forth the results of our drilling activities over the last three years.  As of December 31, 2018, we had six wells in progress.

	Year Ended December 31,
	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells(1)
Productive(2)	2	2	—	—	—	—
Non-productive(3)	—	—	—	—	—	—
Development wells(1)
Productive(2)	14	12	2	2	—	—
Non-productive(3)(4)	3	3	—	—	—	—
Total	19	17	2	2	—	—

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

(2)	A productive well is an exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

(3)	A non-productive well is an exploratory or development well that is not a productive well.

(4)	During 2018, 2017 and 2016, an additional 4, 3 and 1 wells, respectively, were drilled for water or CO2 injection purposes.

Denbury Resources Inc.

The following table summarizes sales volumes, sales prices and production cost information for our net oil and natural gas production for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Net sales volume
Gulf Coast region
Oil (MBbls)	13,484	14,114	14,772
Natural gas (MMcf)	1,973	1,995	3,274
Total Gulf Coast region (MBOE)	13,813	14,447	15,318
Rocky Mountain region
Oil (MBbls)	7,880	7,205	7,715
Natural gas (MMcf)	1,988	2,141	2,354
Total Rocky Mountain region (MBOE)	8,211	7,562	8,107
Total Company (MBOE)	22,024	22,009	23,425

Average sales prices – excluding impact of derivative settlements
Gulf Coast region
Oil (per Bbl)	$67.75	$51.19	$41.99
Natural gas (per Mcf)	3.16	2.98	2.04

Rocky Mountain region
Oil (per Bbl)	$63.30	$49.58	$39.44
Natural gas (per Mcf)	2.01	1.88	1.90

Total Company
Oil (per Bbl)	$66.11	$50.64	$41.12
Natural gas (per Mcf)	2.58	2.41	1.98

Average production cost (per BOE sold)(1)
Gulf Coast region	$22.22	$20.48	$18.42
Rocky Mountain region	22.27	20.09	16.38
Total Company	22.24	20.35	17.71

(1)	Excludes oil and natural gas ad valorem and production taxes.

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

Denbury Resources Inc.

SIGNIFICANT OIL AND GAS PURCHASERS AND PRODUCT MARKETING

Oil and natural gas sales are made on a day-to-day basis or under short-term contracts at the current area market price. We would not expect the loss of any single purchaser to have a material adverse effect upon our operations; however, the loss of a large single purchaser could potentially reduce the competition for our oil and natural gas production, which in turn could negatively impact the prices we receive.  For the year ended December 31, 2018, two purchasers accounted for 10% or more of our oil and natural gas revenues: Plains Marketing LP (24%) and Hunt Crude Oil Supply Company (10%). For the years ended December 31, 2017 and 2016, two purchasers accounted for 10% or more of our oil and natural gas revenues: Plains Marketing LP (22% and 20% in 2017 and 2016, respectively) and Marathon Petroleum Company (10% and 14% in 2017 and 2016, respectively).

Our ability to market oil and natural gas depends on many factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity of our oil and natural gas production to pipelines and corresponding markets, the available capacity in such pipelines, the demand for oil and natural gas, the effects of weather, and the effects of state and federal regulation.  As of December 31, 2018, we have not experienced significant difficulty in finding a market for all of our production as it becomes available or in transporting our production to those markets; however, there is no assurance that we will always be able to market all of our production or obtain favorable prices.

Oil Marketing

Prices received in a regional market fluctuate frequently and can differ from NYMEX pricing due to a variety of reasons, including supply and/or demand factors, crude oil quality and location differentials. The oil differentials we received in the Gulf Coast and Rocky Mountain regions are discussed in further detail below.

Crude oil prices in the Gulf Coast region are impacted significantly by the changes in prices received for our crude oil sold under Light Louisiana Sweet (“LLS”) index prices relative to the change in NYMEX prices. Overall, during 2018 and 2017, we sold approximately 60% and 65%, respectively, of our crude oil at prices based on, or partially tied to, the LLS index price, and the balance at prices based on various other indexes tied to NYMEX prices, primarily in the Rocky Mountain region. The average LLS-to-NYMEX trade-month differential was a positive $4.91 per Bbl during 2018, compared to a positive $2.85 per Bbl during 2017 and a positive $1.70 per Bbl in 2016. Our average NYMEX oil differential in the Gulf Coast region was a positive $2.94 per Bbl and a positive $0.22 per Bbl during 2018 and 2017, respectively, and $1.42 per Bbl below NYMEX in 2016. Our current markets at various sales points along the Gulf Coast have sufficient demand to accommodate our production, but there can be no assurance of future demand. We are, therefore, monitoring the marketplace for opportunities to strategically enter into long-term marketing arrangements.

The marketing of our Rocky Mountain region oil production is dependent on transportation through local pipelines to market centers in Guernsey, Wyoming; Clearbrook, Minnesota; Wood River, Illinois; and most recently Cushing, Oklahoma.  Shipments on some of the pipelines are at or near capacity and may be subject to apportionment.  We currently have access to, or have contracted for, sufficient pipeline capacity to move our oil production; however, there can be no assurance that we will be allocated sufficient pipeline capacity to move all of our oil production in the future.  Because local demand for production is small in comparison to current production levels, much of the production in the Rocky Mountain region is transported to markets outside of the region. Therefore, prices in the Rocky Mountain region are further influenced by fluctuations in prices (primarily Brent and LLS) in coastal markets and by available pipeline capacity in the Midwest and Cushing markets.  For the year ended December 31, 2018, the discount for our oil production in the Rocky Mountain region averaged $1.50 per Bbl, compared to $1.39 per Bbl during 2017 and $3.97 per Bbl during 2016.

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

Denbury Resources Inc.

The demand for qualified and experienced field personnel to drill wells and conduct field operations and for geologists, geophysicists, engineers and other professionals in the oil and gas industry can fluctuate significantly, often in correlation with commodity prices, causing periodic shortages in such personnel.  Prior to the downturn in oil prices, the competition for qualified technical personnel had been extensive, and our personnel costs escalated. There were also periods with shortages of drilling rigs and other equipment, as demand for rigs and equipment has increased along with the number of wells being drilled.  These factors also cause significant increases in costs for equipment, services and personnel.  We cannot be certain when we will experience these issues, and these types of shortages or price increases could significantly decrease our profit margin, cash flow and operating results, and cause significant delays in our development operations.

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

Regulation of Oil and Gas Exploration and Production

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

Denbury Resources Inc.

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

Both federal and state authorities have in recent years proposed new regulations to limit the emission of greenhouse gasses as part of climate change initiatives.  For example, both the EPA and BLM have issued regulations for the control of methane emissions. The EPA has promulgated regulations requiring permitting for certain sources of greenhouse gas emissions, and in May 2016, promulgated final regulations to reduce methane and volatile organic compound emissions from the oil and gas sector. In July 2017, a federal appeals court rejected an attempt by the EPA to delay implementation of the rule. In September 2018, the EPA proposed amendments to the rule that are targeted at reducing regulatory requirements and streamlining the rule’s implementation. Enforcement of these regulations may impose additional costs related to compliance with new emission limits, as well as inspections and maintenance of several types of equipment used in our operations.

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

Denbury Resources Inc.

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

Hydraulic Fracturing

During 2018, we fracture stimulated five wells at Bell Creek Field and two wells at Tinsley Field utilizing water-based fluids. We currently have plans to potentially hydraulically fracture one well during 2019. We are familiar with the laws and regulations applicable to hydraulic fracturing operations and take steps to ensure compliance with these requirements.

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS

Reconciliation of Standardized Measure to PV-10 Value

PV-10 Value is a non-GAAP measure and is different from the Standardized Measure in that PV-10 Value is a pre-tax number and the Standardized Measure is an after-tax number.  The information used to calculate PV-10 Value is derived directly from data determined in accordance with FASC Topic 932.  We believe that PV-10 Value is a useful supplemental disclosure to the Standardized Measure because the Standardized Measure can be impacted by a company’s unique tax situation, and it is not practical to calculate the Standardized Measure on a property-by-property basis.  Because of this, PV-10 Value is a widely used measure within the industry and is commonly used by securities analysts, banks and credit rating agencies to evaluate the estimated future net cash flows from proved reserves on a comparative basis across companies or specific properties.  PV-10 Value is commonly used by us and others in our industry to evaluate properties that are bought and sold, to assess the potential return on investment in our oil and natural gas properties, and to perform our impairment testing of oil and natural gas properties. PV-10 Value is not a measure of financial or operating performance under GAAP, nor should it be considered in isolation or as a substitute for the Standardized Measure.  Our PV-10 Value and the Standardized Measure do not purport to represent the fair value of our oil and natural gas reserves. See also Glossary and Selected Abbreviations for the definition of “PV-10 Value” and Supplemental Oil and Natural Gas Disclosures (Unaudited) to the Consolidated Financial Statements for additional disclosures about the Standardized Measure.

The following table provides a reconciliation of the Standardized Measure to PV-10 Value for the periods indicated:

	Year Ended December 31,
In thousands	2018	2017	2016
Standardized Measure (GAAP measure)	$3,351,385	$2,232,429	$1,399,217
Discounted estimated future income tax	673,754	301,369	142,467
PV-10 Value (non-GAAP measure)	$4,025,139	$2,533,798	$1,541,684

Reconciliation of Net Income to Adjusted EBITDAX

Adjusted EBITDAX is a non-GAAP financial measure which management uses and is calculated based upon (but not identical to) a financial covenant related to “Consolidated EBITDAX” in our senior secured bank credit facility, which excludes certain items that are included in net income, the most directly comparable GAAP financial measure. Items excluded include interest, income taxes, depletion, depreciation, and amortization, and items that the Company believes affect the comparability of operating results such as items whose timing and/or amount cannot be reasonably estimated or are non-recurring. Management believes Adjusted EBITDAX may be helpful to investors in order to assess our operating performance as compared to that of other companies in our industry, without regard to financing methods, capital structure or historical costs basis. It is also commonly used by third parties to assess the Company’s leverage and ability to incur and service debt and fund capital expenditures. Adjusted EBITDAX should not be considered in isolation, as a substitute for, or more meaningful than, net income, cash flows from operations, or any other measure reported in accordance with GAAP. The Company’s Adjusted EBITDAX may not be comparable to similarly titled

Denbury Resources Inc.

measures of another company because all companies may not calculate Adjusted EBITDAX, EBITDAX, or EBITDA in the same manner.

The following table presents a reconciliation of our net income to Adjusted EBITDAX for the periods indicated:

In thousands	Year Ended December 31,
	2018	2017
Net income (GAAP measure)	$322,698	$163,152
Adjustments to reconcile to Adjusted EBITDAX
Interest expense	69,688	99,263
Income tax expense (benefit)	87,233	(116,652)
Depletion, depreciation, and amortization	216,449	207,713
Noncash fair value adjustments on commodity derivatives	(196,335)	29,781
Stock-based compensation	11,951	15,154
Accrued expense related to litigation over a helium supply contract	49,373	—
Impairment of loan receivable and related assets	17,805	—
Noncash, non-recurring and other(1)	5,504	23,358
Adjusted EBITDAX (non-GAAP measure)	$584,366	$421,769

(1)	Excludes pro forma adjustments related to qualified acquisitions or dispositions under the Company’s senior secured bank credit facility.

Denbury Resources Inc.

Item 1A.  Risk Factors

Oil and natural gas prices are volatile. A sustained period of deterioration of oil prices is likely to adversely affect our future financial condition, results of operations, cash flows and the carrying value of our oil and natural gas properties.

Oil prices are the most important determinant of our operational and financial success. Oil prices are highly impacted by worldwide oil supply, demand and prices, and have historically been subject to significant price changes over short periods of time. Over the last few years, NYMEX oil prices have been volatile, decreasing to a low of $26 in early 2016 and gradually improving to hit a three-year peak of $76 in October 2018, before retreating to the low-$40’s in late December 2018 and then moving upward again to an average of approximately $53 per Bbl during the first two months of 2019. Based on past commodity cycles, volatility will remain, and prices could move downward or upward on a rapid or repeated basis, which can make planning and budgeting, acquisition and divestiture transactions, capital raising, valuations and sustained business strategies more difficult. Our cash flow from operations is highly dependent on the prices that we receive for oil, as oil comprised approximately 97% of our 2018 production and approximately 97% of our proved reserves at December 31, 2018. The prices for oil and natural gas are subject to a variety of factors that are beyond our control.  These factors include:

•	the level of worldwide consumer demand for oil and natural gas and the domestic and foreign supply of oil and natural gas and levels of domestic oil and natural gas storage;

•	the degree to which members of the Organization of Petroleum Exporting Countries maintain oil price and production controls;

•	the degree to which domestic oil and natural gas production affects worldwide supply of crude oil or its price;

•	worldwide political events, conditions and policies, including actions taken by foreign oil and natural gas producing nations; and

•	worldwide economic conditions.

Negative movements in oil prices could harm us in a number of ways, including:

•	lower cash flows from operations may require reduced levels of capital expenditures;

•	reduced levels of capital expenditures in turn could lower our present and future production levels, and lower the quantities and value of our oil and gas reserves, which constitute our major asset;

•	our lenders could reduce our borrowing base, and we may not be able to raise capital at attractive rates in the public markets;

•	we could have difficulty repaying or refinancing our indebtedness;

•	we could be forced to increase our level of indebtedness, issue additional equity, or sell assets;

•	we could be required to impair various assets, including a further write-down of our oil and natural gas assets or the value of other tangible or intangible assets; and/or

•	our potential cash flows from our commodity derivative contracts that include sold puts could be limited to the extent that oil prices are below the prices of those sold puts.

Furthermore, some or all of our tertiary projects could remain or become uneconomical. We may also decide to suspend future expansion projects, and if prices were to drop below our operating cash break-even points for an extended period of time, we may decide to shut-in existing production, both of which could have a material adverse effect on our operations, financial condition and reduce our production.

A financial downturn in one or more of the world’s major markets could negatively affect our business and financial condition.

In addition to the impact on the demand for oil, drops in domestic or foreign economic growth rates, regional or worldwide increases in tariffs or other trade restrictions, significant international currency fluctuations, a sustained credit crisis, a severe economic contraction either regionally or worldwide or turmoil in the global financial system, could materially affect our business and financial condition, or impact our ability to finance operations.  Negative credit market conditions could inhibit our lenders from funding our senior secured bank credit facility or cause them to restrict our borrowing base or make the terms of our senior secured bank credit facility more costly and more restrictive.  Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our suppliers or cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations.

Denbury Resources Inc.

Constraints on liquidity could affect our ability to maintain or increase cash flow from operations.

In recent years, sources and levels of liquidity for the oil and gas industry have become more restrictive, in part due to the tightening of commercial lenders. Although our liquidity was sufficient to support our capital expenditures during 2018, future additional liquidity restrictions could negatively affect our level of capital expenditures, and thus our maintenance or growth in production and operational cash flow. Additionally, our liquidity could be affected by payments made upon finalization of ongoing litigation (see Item 3, Legal Proceedings). We require continued access to capital. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our level of indebtedness could adversely affect the level of our operating activities.

As of December 31, 2018, our outstanding indebtedness consisted of $1.5 billion aggregate principal amount of senior indebtedness and $826.2 million aggregate principal amount of subordinated indebtedness. Our outstanding senior indebtedness consisted of $614.9 million principal amount of 9% Senior Secured Second Lien Notes due 2021, $455.7 million principal amount of 9¼% Senior Secured Second Lien Notes due 2022, and $450.0 million principal amount of 7½% Senior Secured Second Lien Notes due 2024. Our subordinated indebtedness consisted of $826.2 million principal amount of subordinated notes, all of which have maturity dates between 2021 and 2023 at interest rates ranging from 4.625% to 6.375% per annum at a weighted average interest rate of 5.39% per annum. As of December 31, 2018, we had no outstanding borrowings on our senior secured bank credit facility, a borrowing base and aggregate lender commitments of $615 million under our senior secured bank credit facility and availability with respect to such commitments of $553.0 million after considering letters of credit outstanding. Although the merger is currently expected to increase our debt levels while improving our leverage metrics and cash flow, consummation of the merger would further increase our exposure to economic or oil price downturns and the negative effects thereof.

Our debt could have important consequences for us, including but not limited to the following:

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

Our business and operating results can be harmed by increases in interest rates. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow, affect our interest costs under our senior secured bank credit facility, or increase the cost of any new debt financings.

Inability to meet financial performance covenants in our bank agreements may require us to seek modification of covenants, force a reduction in our borrowing base, or cause repayment of amounts outstanding under our bank credit facility.

Between May 2015 and August 2018, we modified certain of our financial performance covenants under our senior secured bank credit facility to support continuing compliance with these covenants through the lower oil price environment we have experienced over the last several years. In August 2018, we extended the maturity of our bank credit facility to December 2021 and reset certain financial performance covenants based on projections and oil price expectations that existed at that time. Oil prices subsequent to August 2018 have been volatile, and if oil and natural gas prices decrease for an extended period of time, these metrics could deteriorate further, potentially causing us to not be in compliance with our senior secured bank credit facility’s covenants. As such, we may be required to seek modifications of these covenants, the banks could force a reduction in our bank borrowing base and repayment of amounts outstanding under our bank credit facility, or provide a waiver at a significant cost to the Company. As of December 31, 2018, we had no bank debt outstanding, but we did have $62.0 million in letters of credit outstanding. Also, we may seek to reduce our debt by, among other things, purchasing our debt in the open market, completing cash tenders for our debt or public or privately negotiated debt exchanges, issuing equity or completing asset sales and other cash-generating activities. We cannot assure you, however, that we will be able to successfully modify these covenants or reduce our

Denbury Resources Inc.

debt in the future. For more information on our senior secured bank credit facility, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Senior Secured Bank Credit Facility.

Our bank borrowing base is determined semiannually, and upon requested unscheduled special redeterminations, in each case at the banks’ discretion, and the amount is established and based, in part, upon certain external factors, such as commodity prices.  We do not know, nor can we control, the results of such redeterminations or the effect of then-current oil and natural gas prices on any such redetermination. A future redetermination lowering our borrowing base could limit availability under our senior secured bank credit facility or require us to seek different forms of financing arrangements. If the outstanding debt under our senior secured bank credit facility were to ever exceed the borrowing base, we would be required to repay the excess amount over a period not to exceed six months.

Certain of our operations may be limited during certain periods due to severe weather conditions and other regulations.

Our operations in the Gulf Coast region may be subjected to adverse weather conditions such as hurricanes, flooding and tropical storms in and around the Gulf of Mexico that can damage oil and natural gas facilities and delivery systems and disrupt operations, which can also increase costs and have a negative effect on our results of operations. Certain of our operations in North Dakota, Montana and Wyoming, including the construction of CO2 pipelines, the drilling of new wells and production from existing wells, are conducted in areas subject to extreme weather conditions, including severe cold, snow and rain, which conditions may cause such operations to be hindered or delayed, or otherwise require that they be conducted only during non-winter months, and depending on the severity of the weather, could have a negative effect on our results of operations in these areas. Further, certain of our operations in these areas are confined to certain time periods due to environmental regulations, federal restrictions on when drilling can take place on federal lands, and lease stipulations designed to protect certain wildlife, which regulations, restrictions and limitations could slow down our operations, cause delays, increase costs and have a negative effect on our results of operations.

Oil and natural gas development and producing operations involve various risks.

Our operations are subject to all of the risks normally incident and inherent to the operation and development of oil and natural gas properties and the drilling of oil and natural gas wells, including, without limitation, pipe failure; fires; formations with abnormal pressures; uncontrollable flows of oil, natural gas, brine or well fluids; release of contaminants into the environment and other environmental hazards and risks and well blowouts, cratering or explosions. In addition, our operations are sometimes near populated commercial or residential areas, which add additional risks. The nature of these risks is such that some liabilities could exceed our insurance policy limits or otherwise be excluded from, or limited by, our insurance coverage, as in the case of environmental fines and penalties, for example, which are excluded from coverage as they cannot be insured.

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

Denbury Resources Inc.

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

The reserves data included in documents incorporated by reference represent estimates only.  Quantities of proved reserves are estimated based on economic conditions, including first-day-of-the-month average oil and natural gas prices for the 12-month period preceding the date of the assessment.  The representative oil and natural gas prices used in estimating our December 31, 2018 reserves were $65.56 per Bbl for crude oil and $3.10 per MMBtu for natural gas, both of which were adjusted for market differentials by field. Rapid crude oil price declines beginning in late 2014 have resulted in a significant decrease in our proved reserve value from 2014 levels, and to a lesser degree, a reduction in our proved reserve volumes, which has caused us to record write-downs due to the full cost ceiling test in 2015 and 2016. As discussed in greater detail below, significant declines in oil prices could result in additional write-downs. Our reserves and future cash flows may be subject to revisions based upon changes in economic conditions, including oil and natural gas prices, as well as due to production results, results of future development, operating and development costs, and other factors.  Downward revisions of our reserves could have an adverse effect on our financial condition and operating results.  Actual future prices and costs may be materially higher or lower than the prices and costs used in our estimates.

As of December 31, 2018, approximately 12% of our estimated proved reserves were undeveloped.  Recovery of undeveloped reserves requires significant capital expenditures and may require successful drilling operations.  The reserves data assumes that we can and will make these expenditures and conduct these operations successfully, but these assumptions may not be accurate, and these expenditures and operations may not occur.

Our planned tertiary operations and the related construction of necessary CO2 pipelines could be delayed by difficulties in obtaining pipeline rights-of-way and/or permits, and/or by the listing of certain species as threatened or endangered.

The production of crude oil from our planned tertiary operations is dependent upon having access to pipelines to transport available CO2 to our oil fields at a cost that is economically viable.  Our future construction of CO2 pipelines will require us to obtain rights-of-way from private landowners, state and local governments and the federal government in certain areas.  Certain states where we operate have considered or may again consider the adoption of laws or regulations that could limit or eliminate the ability of a pipeline owner or of a state, state’s legislature or its administrative agencies to exercise eminent domain over private property, in addition to possible judicially imposed constraints on, and additional requirements for, the exercise of eminent domain.  We also conduct operations on federal and other oil and natural gas leases inhabited by species that could be listed as threatened or endangered under the Endangered Species Act, which listing could lead to tighter restrictions as to federal land use and other land use where federal approvals are required.  These laws and regulations, together with any other changes in law related to the use of eminent domain or the listing of certain species as threatened or endangered, could inhibit or eliminate our ability to secure rights-of-way or otherwise access land for current or future pipeline construction projects and may require additional regulatory and environmental compliance, and increased costs in connection therewith, which could delay our CO2 pipeline construction schedule and initiation of our pipeline operations, and/or increase the costs of constructing our pipelines.

Denbury Resources Inc.

Our future performance depends upon our ability to effectively develop our existing oil and natural gas reserves and find or acquire additional oil and natural gas reserves that are economically recoverable.

Unless we can successfully develop our existing reserves and/or replace the reserves that we produce, our reserves will decline, resulting eventually in a decrease in oil and natural gas production and lower revenues and cash flows from operations.  We have historically replaced reserves through both acquisitions and internal organic growth activities.  For internal organic growth activities, the magnitude of proved reserves that we can book in any given year depends on our progress with new floods and the timing of the production response, as well as the success of exploitation projects. In the future, we may not be able to continue to replace reserves at acceptable costs.  The business of exploring for, developing or acquiring reserves is capital intensive.  We may not be able to make the necessary capital investment to maintain or expand our oil and natural gas reserves if our cash flows from operations are reduced, whether due to current oil or natural gas prices or otherwise, or if external sources of capital become limited or unavailable.  Further, the process of using CO2 for tertiary recovery, and the related infrastructure, requires significant capital investment prior to any resulting and associated production and cash flows from these projects, heightening potential capital constraints.  If our capital expenditures are restricted, or if outside capital resources become limited, we will not be able to maintain our current production levels.

Commodity derivative contracts may expose us to potential financial loss.

To reduce our exposure to fluctuations in the prices of oil and natural gas, we enter into commodity derivative contracts in order to economically hedge a portion of our forecasted oil and natural gas production.  As of February 26, 2019, we have oil derivative contracts in place covering 39,500 Bbls/d for the remainder of 2019 and 4,000 Bbls/d for 2020. Such derivative contracts expose us to risk of financial loss in some circumstances, including when there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received, when the cash benefit from hedges including a sold put is limited to the extent oil prices fall below the price of our sold puts, or when the counterparty to the derivative contract is financially constrained and defaults on its contractual obligations. In addition, these derivative contracts may limit the benefit we would otherwise receive from increases in the prices for oil and natural gas.

Shortages of or delays in the availability of oil field equipment, services and qualified personnel could reduce our cash flow and adversely affect results of operations.

The demand for qualified and experienced field personnel, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages in such personnel.  In the past, during periods of higher oil and natural gas prices, there have been shortages of oil field and other necessary equipment, including drilling rigs, along with increased prices for such equipment, services and associated personnel.  These types of shortages or price increases could significantly decrease our profit margin, cash flow and operating results and/or restrict or delay our ability to drill wells and conduct our operations, possibly causing us to miss our forecasts and projections.

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

Denbury Resources Inc.

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

While it is currently anticipated that the President will attempt to move away from the trend of proposing stricter standards and increasing oversight and regulation at the federal level, it is possible that other proposals affecting the oil and gas industry could be enacted or adopted in the future, including state or local regulations, any of which could result in increased costs or additional operating restrictions that could have an effect on demand for oil and natural gas or prices at which it can be sold.

Denbury Resources Inc.

The loss of one or more of our large oil and natural gas purchasers could have an adverse effect on our operations.

For the year ended December 31, 2018, two purchasers individually accounted for 10% or more of our oil and natural gas revenues and, in the aggregate, for 34% of such revenues.  The loss of a large single purchaser could adversely impact the prices we receive or the transportation costs we incur.

If commodity prices decline appreciably, we may be required to write down the carrying value of our oil and natural gas properties.

Under full cost accounting rules related to our oil and natural gas properties, we are required each quarter to perform a ceiling test calculation, with the net capitalized costs of our oil and natural gas properties limited to the lower of unamortized cost or the cost center ceiling. The present value of estimated future net revenues from proved oil and natural gas reserves included in the cost center ceiling is based on the average first-day-of-the-month oil and natural gas price for each month during a 12-month rolling period prior to the end of a particular reporting period. During 2016, we recorded a full cost pool ceiling test write-down of our oil and natural gas properties totaling $810.9 million ($508.2 million net of tax). We did not record any ceiling test write-downs during 2017 or 2018. Future material write-downs of our oil and natural gas properties, as well as future impairment of other long-lived assets, could significantly reduce earnings during the period in which such write-down and/or impairment occurs and would result in a corresponding reduction to long-lived assets and equity. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.

Failure to complete the pending acquisition of Penn Virginia Corporation could negatively impact the price of our common stock and our future business and financial results.

Failure to consummate the Penn Virginia acquisition may cause negative reactions from the financial markets, including a downturn in the price of Denbury’s common stock; may negatively affect the manner in which costumers, lenders, business partners and other third parties perceive Denbury; and may lead to adverse effects on Denbury’s business and financial results from having expended time and resources on the pending acquisition rather than on Denbury’s existing businesses and pursuit of other opportunities.

Closing of the pending acquisition of Penn Virginia would present a variety of possible business challenges to Denbury.

In addition to the possible negative effect on Denbury’s common stock price of the dilution resulting from issuance of shares to Penn Virginia shareholders and the higher debt levels used to finance the merger, Denbury might be negatively affected on an ongoing basis by the attention required to integrate Penn Virginia and its assets. Consummating the acquisition may also fail to be as accretive as anticipated by Denbury and carry higher costs than anticipated, inclusive of the employee retention costs, fees paid to legal, financial and accounting advisors and severance benefits and costs. Lastly, the anticipated synergies and economic benefits from the transaction may not be realized.

The combined company debt may limit Denbury’s financial flexibility.

Denbury’s approximate total debt of $2.5 billion at December 31, 2018 would increase upon consummation of the Penn Virginia acquisition. This additional debt may carry less favorable terms than Denbury’s current debt and may bear higher interest rates; impose additional cash requirements to support interest payments and repay the debt obligations; and increase Denbury’s exposure to general economic downturns, falling oil prices and rising interest rates.

Item 1B.  Unresolved Staff Comments

There are no unresolved written SEC staff comments regarding our periodic or current reports under the Securities Exchange Act of 1934 received 180 days or more before the end of the fiscal year to which this annual report on Form 10-K relates.

Item 2.  Properties

Information regarding the Company’s properties called for by this item is included in Item 1, Business and Properties – Oil and Natural Gas Operations.  We also have various operating leases for rental of office space, office and field equipment, and vehicles.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources

Denbury Resources Inc.

and Liquidity – Off-Balance Sheet Arrangements, and Note 12, Commitments and Contingencies, to the Consolidated Financial Statements for the future minimum rental payments.  Such information is incorporated herein by reference.

Item 3.  Legal Proceedings

We are involved in various lawsuits, claims and regulatory proceedings incidental to our businesses. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our business or finances, litigation is subject to inherent uncertainties. We accrue for losses from litigation and claims if we determine that a loss is probable and the amount can be reasonably estimated.

Riley Ridge Helium Supply Contract Claim

As part of our 2010 and 2011 acquisitions of the Riley Ridge Unit and associated gas processing facility that was under construction, the Company assumed a 20-year helium supply contract under which we agreed to supply the helium separated from the full well stream by operation of the gas processing facility to a third-party purchaser, APMTG Helium, LLC (“APMTG”).  The helium supply contract provides for the delivery of a minimum contracted quantity of helium with liquidated damages payable if specified quantities of helium are not supplied in accordance with the terms of the contract. The liquidated damages are specified in the contract at up to $8.0 million per contract year and are capped at an aggregate of $46.0 million over the term of the contract.

As the gas processing facility has been shut-in since mid-2014 due to significant technical issues, we have not been able to supply helium under the helium supply contract.  In a case filed in November 2014 in the Ninth Judicial District Court of Sublette County, Wyoming, APMTG claimed multiple years of liquidated damages for non-delivery of volumes of helium specified under the helium supply contract. The Company’s position is that our contractual obligations are excused by virtue of events that fall within the force majeure provisions in the helium supply contract.

On January 21, 2019, the Company received notice of the trial court’s ruling that a force majeure condition did exist, but the Company’s performance was only excused by the force majeure provisions of the contract for a 35-day period in 2014, and as a result the Company should pay APMTG liquidated damages and interest thereon for those time periods from contract commencement to the close of evidence (November 29, 2017) when the Company’s performance was not excused as provided in the contract. The trial court has not yet entered a final judgment based upon its decision. The Company currently estimates the contractual liquidated damages to be $31.8 million, representing the amount due for the contract years for which evidence was submitted at the trial ending November 29, 2017. However, absent reversal of the trial court’s factual or legal conclusions on appeal, the Company anticipates total liquidated damages will equal the $46.0 million aggregate cap under the helium supply contract (which includes an additional $14.2 million of liquidated damages for the contract years ending July 31, 2018 and July 31, 2019) and other costs associated with the settlement of approximately $3.4 million, the total of which the Company has included in “Other liabilities” in our Consolidated Balance Sheets as of December 31, 2018 and “Other expenses” in our Consolidated Statements of Operations for the year ended December 31, 2018. The Company’s position continues to be that its contractual obligations have been and continue to be excused by events that fall within the force majeure provisions in the helium supply contract. The Company intends to continue to vigorously defend its position and pursue all of its rights, which may include an appeal of the trial court’s ruling, the results of which cannot be currently predicted.

Environmental Protection Agency Matter Concerning Citronelle and Other Fields

The Company has entered into a series of tolling agreements (effective through May 30, 2019) with the Environmental Protection Agency (“EPA”), and has been in discussions with the agency over the past several years regarding the EPA’s contention that it has causes of action under the Clean Water Act (“CWA”) related to releases (principally between 2008 and 2013) of oil and produced water containing small amounts of oil in the Citronelle Field in southern Alabama and several fields in Mississippi. The EPA has taken the position that these releases were in violation of the CWA. Discussions have focused upon actions taken or to be taken by Denbury, including enhancements to the Company’s mechanical integrity program designed to minimize the occurrence and impact of any future releases in these fields.

Based upon ongoing discussions with the EPA, the Company currently anticipates that in the coming months it will reach agreement with the EPA as to a consent decree regarding the EPA’s claims, which consent decree will provide for a monetary fine as a civil penalty. Based upon these discussions, the Company expects that such civil penalty will not be material to the Company’s business or financial condition.

Denbury Resources Inc.

Item 4.  Mine Safety Disclosures

Not applicable.

Denbury Resources Inc.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Denbury’s common stock is listed on the New York Stock Exchange under the symbol “DNR.” As of January 31, 2019, based on information from the Company’s transfer agent, Broadridge Stock Transfer Agent, the number of holders of record of Denbury’s common stock was 1,411.

Dividends

We have not paid dividends on our common stock since the fourth quarter of 2015 and have no current plans to resume common stock dividends. Our Bank Credit Agreement and senior secured second lien and senior subordinated note indentures require us to meet certain financial covenants at the time dividend payments are made. For further discussion, see Note 6, Long-Term Debt, to the Consolidated Financial Statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(2)
October 2018	20,925	$6.12	—	$210.1
November 2018	23,664	2.72	—	210.1
December 2018	3,278	1.71	—	210.1
Total	47,867		—

(1)
Shares purchased during the fourth quarter of 2018 were made in connection with the surrender of shares by our employees to satisfy their tax withholding requirements related to the vesting of restricted shares.

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

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filings.

The following graph illustrates changes over the five-year period ended December 31, 2018, in cumulative total stockholder return on our common stock as measured against the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Exploration and Production Index.  The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends for the index securities) from December 31, 2013, to December 31, 2018.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

	December 31,
	2013	2014	2015	2016	2017	2018
Denbury Resources Inc.	$100	$50	$13	$24	$14	$11
S&P 500	100	114	115	129	157	150
Dow Jones U.S. Exploration & Production	100	89	68	85	86	71

Denbury Resources Inc.

Item 6. Selected Financial Data

	Year Ended December 31,
In thousands, except per-share data or otherwise noted	2018	2017	2016	2015	2014
Consolidated Statements of Operations data
Revenues and other income
Oil, natural gas, and related product sales	$1,422,589	$1,089,666	$935,751	$1,213,026	$2,372,473
Other	51,036	40,120	39,845	44,534	62,732
Total revenues and other income	$1,473,625	$1,129,786	$975,596	$1,257,560	$2,435,205
Net income (loss)(1)	322,698	163,152	(976,177)	(4,385,448)	635,491
Net income (loss) per common share
Basic(1)	0.75	0.42	(2.61)	(12.57)	1.82
Diluted(1)	0.71	0.41	(2.61)	(12.57)	1.81
Dividends declared per common share(2)	—	—	—	0.1875	0.25
Weighted average number of common shares outstanding
Basic	432,483	390,928	373,859	348,802	348,962
Diluted	456,169	395,921	373,859	348,802	351,167
Consolidated Statements of Cash Flows data
Cash provided by (used in)
Operating activities	$529,685	$267,143	$219,223	$864,304	$1,222,825
Investing activities(3)	(333,276)	(356,814)	(204,663)	(549,730)	(1,076,179)
Financing activities	(157,452)	88,613	(15,012)	(334,460)	(135,104)
Production (average daily)
Oil (Bbls)	58,532	58,410	61,440	69,165	70,606
Natural gas (Mcf)	10,854	11,329	15,378	22,172	22,955
BOE (6:1)	60,341	60,298	64,003	72,861	74,432
Unit sales prices – excluding impact of derivative settlements
Oil (per Bbl)	$66.11	$50.64	$41.12	$47.30	$90.74
Natural gas (per Mcf)	2.58	2.41	1.98	2.35	4.07
Unit sales prices – including impact of derivative settlements
Oil (per Bbl)	$57.91	$48.40	$44.86	$67.41	$90.82
Natural gas (per Mcf)	2.58	2.41	1.98	2.83	3.99
Costs per BOE
Lease operating expenses(4)	$22.24	$20.35	$17.71	$19.37	$23.84
Taxes other than income	4.75	3.96	3.33	4.13	6.25
General and administrative expenses	3.25	4.63	4.69	5.44	5.83
Depletion, depreciation, and amortization(5)	9.83	9.44	36.12	19.99	21.83
Proved oil and natural gas reserves(6)
Oil (MBbls)	255,042	252,625	247,103	282,250	362,335
Natural gas (MMcf)	43,008	42,721	44,315	38,305	452,402
MBOE (6:1)	262,210	259,745	254,489	288,634	437,735
Proved carbon dioxide reserves
Gulf Coast region (MMcf)(7)	4,982,440	5,164,741	5,332,576	5,501,175	5,697,642
Rocky Mountain region (MMcf)(8)	1,155,538	1,187,787	1,214,428	1,237,603	3,035,286
Consolidated Balance Sheets data
Total assets	$4,723,222	$4,471,299	$4,274,578	$5,885,533	$12,690,156
Total long-term liabilities	3,216,652	3,365,077	3,372,634	4,263,606	6,503,194
Stockholders’ equity	1,141,777	648,165	468,448	1,248,912	5,703,856

Denbury Resources Inc.

(1)
Includes pre-tax impairments of assets of $810.9 million and $6.2 billion for the years ended December 31, 2016 and 2015, respectively, and an accelerated depreciation charge of $591.0 million related to the Riley Ridge gas processing facility and related assets for the year ended December 31, 2016.

(2)	In September 2015, in light of the low oil price environment and our desire to maintain our financial strength and flexibility, the Company’s Board of Directors suspended our quarterly cash dividend.

(3)
Reflects the adoption of Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (“ASU 2016-18”), whereby changes in restricted cash are now included in the consolidated statements of cash flows. We adopted ASU 2016-18 effective January 1, 2018, which has been applied retrospectively to all periods presented.

(4)
Lease operating expenses reported in this table include certain special items comprised of (1) lease operating expenses and related insurance recoveries recorded to remediate an area of Delhi Field in 2014 and 2015, (2) a reimbursement for a retroactive utility rate adjustment in 2015, and (3) other insurance recoveries in 2015. If these special items are excluded, lease operating expenses would have totaled $528.8 million and $654.7 million for the years ended December 31, 2015 and 2014, respectively, and lease operating expenses per BOE would have averaged $19.88 and $24.10 for the years ended December 31, 2015 and 2014, respectively.

(5)
Depletion, depreciation, and amortization during the year ended December 31, 2016 includes an accelerated depreciation charge of $591.0 million, or $25.23 per BOE, associated with the Riley Ridge gas processing facility and related assets.

(6)
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

(7)
Proved CO2 reserves in the Gulf Coast region consist of reserves from our reservoirs at Jackson Dome and are presented on a gross or 8/8ths working interest basis, of which our net revenue interest was approximately 4.0 Tcf, 4.1 Tcf, 4.2 Tcf, 4.4 Tcf and 4.5 Tcf at December 31, 2018, 2017, 2016, 2015 and 2014, respectively, and include reserves dedicated to volumetric production payments of 3.1 Bcf, 7.6 Bcf, 12.3 Bcf, 25.3 Bcf and 9.3 Bcf at December 31, 2018, 2017, 2016, 2015 and 2014, respectively (see Supplemental CO2 Disclosures (Unaudited) to the Consolidated Financial Statements).

(8)
Proved CO2 reserves in the Rocky Mountain region consist of our overriding royalty interest in LaBarge Field and at year-end 2014 our reserves at Riley Ridge (presented on a gross (8/8ths) basis), of which our net revenue interest was approximately 1.2 Tcf, 1.2 Tcf, 1.2 Tcf, 1.2 Tcf and 2.6 Tcf at December 31, 2018, 2017, 2016, 2015 and 2014, respectively. As of December 31, 2015, Riley Ridge CO2 and helium reserves were reclassified and are no longer considered proved reserves primarily as a result of the decline in average first-day-of-the-month natural gas prices utilized in preparing our December 31, 2015 reserve report.

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

Oil Price Impact on Our Business. Our financial results are significantly impacted by changes in oil prices, as 97% of our production is oil. Over the last year, NYMEX oil prices gradually improved from around $60 per Bbl at December 31, 2017 to around $70 per Bbl at the end of September 2018, before retreating to the low-$40’s in late December 2018. NYMEX prices averaged approximately $65 per Bbl in 2018, compared to approximately $51 per Bbl in 2017, and $43 per Bbl in 2016. Changes in oil prices impact all aspects of our business; most notably our cash flow from operations, revenues, and capital allocation and budgeting decisions. For 2018, we remained disciplined with our capital spending despite oil prices averaging higher than our budgeted levels throughout most of the year. Our 2018 capital expenditure level of $322.7 million was within our original budgeted range of $300 million to $325 million, and we generated approximately $80 million of excess cash flow after considering development capital expenditures, capitalized interest and interest payments treated as repayment of debt in our financial statements. With this approximately $80 million of excess cash flow, debt exchanges and conversion of convertible debt, we were able to reduce our debt principal by $243.2 million during 2018, helping to further improve the Company’s financial condition.

During the first two months of 2019, oil prices have rebounded from the low-$40s at the end of 2018 to a level in the low-to-mid $50s and for 2019 we have based our budget on a flat $50 oil price. Our 2019 capital spending is budgeted in a range of $240 million to $260 million, excluding capitalized interest and acquisitions, which is roughly a 23% decrease from our 2018 capital spending levels. Assuming a flat $50 oil price, we expect that our cash flows from operations would be significantly higher than our capital budget and result in Denbury generating significant excess cash flow during 2019. We have hedged over 60% of our estimated oil production in 2019 in order to protect against downward oil price volatility and to provide a degree of certainty in our 2019 estimated cash flow. Based on this budgeted level of capital spending, we currently anticipate that our 2019 production will average between 56,000 and 60,000 BOE/d. Additional information concerning our 2019 budget and plans is included below under Capital Resources and Liquidity – Overview.

2018 Highlights. During 2018, we recognized net income of $322.7 million, or $0.71 per diluted common share, compared to net income of $163.2 million, or $0.41 per diluted common share, during 2017. The primary drivers of our change in operating results between 2017 and 2018 were the following:

•	Oil and natural gas revenues increased by $332.9 million, or 31%, in 2018, driven by 31% higher realized commodity prices.

•
Commodity derivative expense in 2018 decreased by $98.7 million as a result of a $226.1 million gain from noncash fair value adjustments between the periods, partially offset by a $127.5 million increase in payments for derivative settlements ($175.2 million in payments on settlements during 2018 compared to $47.8 million during 2017).

Our 2017 net income also included the effect of a one-time deferred tax benefit of $132.2 million in the fourth quarter of 2017 resulting from the reduction of the federal income tax rate from 35% to 21% as enacted by the Tax Cut and Jobs Act (the “Act”) in December 2017.

We generated $529.7 million of cash flow from operating activities during 2018, compared to $267.1 million during 2017, due primarily to a $332.9 million increase in revenues due to higher oil prices, offset in part by a $127.5 million increase in cash outflows due to derivative settlements.

Agreement to Acquire Penn Virginia Corporation.  On October 28, 2018, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Penn Virginia Corporation (NASDAQ: PVAC) (“Penn Virginia”). The Merger

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Agreement provides for us to acquire Penn Virginia in a stock and cash transaction (the “Merger”) valued (based upon Denbury’s per share closing price on the NYSE on October 26, 2018) at approximately $1.7 billion, including the assumption of Penn Virginia debt outstanding as of the date of the Merger Agreement. In the aggregate, $400 million in cash and approximately 191.8 million shares of Denbury Common Stock are expected to be paid as merger consideration. For further information see our Form 8-K and exhibits thereto filed with the Commission on October 29, 2018.

The Merger is subject to approval by the shareholders of Penn Virginia and to approval by Denbury’s stockholders of the issuance of Denbury common stock (“Denbury Common Stock”) in the Merger and an amendment to Denbury’s charter to increase its authorized shares. Consummation of the Merger is also subject to other customary mutual closing conditions, which are described in the above-referenced Form 8-K.

In connection with the Merger Agreement, Denbury has received a commitment letter from JPMorgan Chase Bank, N.A., subject to certain funding conditions, for a proposed new $1.2 billion senior secured revolving credit facility with a maturity date of December 9, 2021 and a $400 million senior secured second lien bridge facility to be available to the extent Denbury does not secure alternate financing prior to April 30, 2019. These two new debt financings are expected to be used to fully or partially fund the $400 million cash portion of the consideration in the Merger, potentially retire and replace Penn Virginia’s $200 million second lien term loan, replace Penn Virginia’s existing bank credit facility, which had $321 million drawn and outstanding as of December 31, 2018, and pay fees and expenses.

The Merger Agreement contains certain termination rights for both Denbury and Penn Virginia, including, among others, if the Merger is not completed by April 30, 2019. On a termination of the Merger Agreement under certain circumstances, Penn Virginia may be required to pay Denbury a termination fee of $45 million, or Denbury may be required to pay Penn Virginia a termination fee of $45 million.

Consummation of the Merger and the related financing would have a significant impact on all aspects of our results of operations and financial condition.

Extension of Senior Secured Bank Credit Facility.  In August 2018, we entered into the Sixth Amendment to the Bank Credit Agreement (the “Sixth Amendment”) which primarily extended the maturity date from December 9, 2019 to December 9, 2021 and reduced the borrowing base and total commitments from $1.05 billion to $615 million. At December 31, 2018, we had no outstanding borrowings on our Bank Credit Facility and $38.6 million cash on hand. See Capital Resources and Liquidity – Senior Secured Bank Credit Facility for further discussion.

Issuance of 7½% Senior Secured Second Lien Notes due 2024.  In August 2018, we issued $450.0 million of 7½% Senior Secured Second Lien Notes due 2024 (the “2024 Senior Secured Notes”). The 2024 Senior Secured Notes, which bear interest at a rate of 7.50% per annum, were issued at par to repay outstanding borrowings on our Bank Credit Agreement, with additional proceeds used for general corporate purposes (see Note 6, Long-Term Debt, to the Consolidated Financial Statements for additional details).

2018 Debt Reduction. During 2018, we reduced our debt principal by $184.9 million through debt exchange transactions and the conversion into common stock of convertible senior debt as follows:

•
During January 2018, we reduced debt principal by $40.8 million through an exchange transaction, in which institutional holders exchanged $174.3 million aggregate principal amount of our subordinated debt for:

–	$74.1 million aggregate principal amount of 9¼% Senior Secured Second Lien Notes due 2022 (the “2022 Senior Secured Notes”) and

–	$59.4 million aggregate principal amount of 5% Convertible Senior Notes due 2023 (the “2023 Convertible Senior Notes”)

•
In April and May 2018, we reduced debt principal by $144.1 million when holders of all outstanding 3½% Convertible Senior Notes due 2024 (the “2024 Convertible Senior Notes”) and 2023 Convertible Senior Notes, issued in the exchange above and another exchange completed in December 2017, converted their notes into shares of Denbury common stock, at rates specified in the indentures for the notes, which resulted in the issuance of 55.2 million shares of our common stock upon conversion. As of April 18, 2018 and May 30, 2018, there were no remaining 2024 Convertible Senior Notes or 2023 Convertible Senior Notes outstanding, with the conversion of these notes saving the Company annual cash interest payments of $5.9 million.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sanctioning of CO2 Enhanced Oil Recovery Development at Cedar Creek Anticline.  In June 2018, we announced the sanctioning of the CO2 enhanced oil recovery development project at Cedar Creek Anticline. The capital outlay for the initial phase of the project is currently estimated at $300 million through 2022, which includes $150 million for a 110-mile extension of the Greencore CO2 pipeline from Bell Creek Field that will be spread over 2018 through 2020, with roughly two-thirds of the cost expected to be incurred in 2020, and $150 million for development in the Red River formation at East Lookout Butte and Cedar Hills South fields. First tertiary production is currently expected in the second half of 2022 or early 2023.

Exploitation Drilling Update.  Following the success of our first exploitation horizontal well in the Mission Canyon interval at Cedar Creek Anticline at the end of 2017, we continued and expanded this program into 2018. To date, we have drilled seven successful Mission Canyon exploitation wells and a successful initial test well in Cabin Creek’s Charles B formation. We continue to evaluate the Charles B formation and believe it has characteristics that would make it a good candidate for secondary or tertiary flooding. Our 2019 development plans for Cedar Creek Anticline include up to four additional Mission Canyon wells and a potential Charles B follow-up well. At Tinsley Field, we completed a total of two wells in the Perry Sand interval during 2018 and the first quarter of 2019. Overall, the two Perry wells were successful; however, we plan to evaluate the economics and performance of these wells before drilling any additional wells. In December 2018, we spudded our first well in the Cotton Valley interval at Tinsley Field and currently expect to complete this well during the first quarter of 2019. We continue to evaluate exploitation opportunities in additional horizons underlying the existing CO2 EOR flood at Tinsley Field. Finally, we are currently evaluating exploitation opportunities within oil-bearing formations at Conroe Field, and currently plan to drill a test well within the 2A Sand interval during 2019.

CAPITAL RESOURCES AND LIQUIDITY

Overview. Our primary sources of capital and liquidity are our cash flows from operations and availability of borrowing capacity under our senior secured bank credit facility. During 2018, we generated cash flows from operations of $529.7 million, while incurring capital expenditures of $322.7 million, resulting in approximately $80 million of cash flow after considering capitalized interest and interest payments treated as repayment of debt. Over the last several years of generally lower oil prices and high volatility, we have remained focused on our disciplined approach of living within cash flow and preserving liquidity under our bank line. During this time, we have also remained focused on improving the Company’s financial position, and our efforts resulted in a reduction of $243.2 million in our debt principal since year-end 2017 and a reduction of over $1 billion since the end of 2014.

In total, we have reduced our outstanding debt principal, net of cash by nearly $1.1 billion between December 31, 2014 and December 31, 2018, primarily through debt exchanges, opportunistic open market debt repurchases, and the conversion in the second quarter of 2018 of all of our outstanding convertible senior notes into common stock. We also remain keenly focused on continuing to improve our overall leverage metrics. Our leverage metrics have improved considerably over the past year, due primarily to our cost reduction efforts, continued improvement in oil prices and our overall reduction in debt. In conjunction with our efforts to improve the Company’s balance sheet, we may have discussions with bondholders from time to time regarding potential debt reduction or maturity extension transactions of various types.

For 2019, we have budgeted capital expenditures in a range of $240 million to $260 million, which is significantly less that our anticipated cash flow from operations utilizing a flat $50/Bbl NYMEX oil price. We also have oil price hedges on over 60% of our estimated 2019 production, protecting a portion of our cash flows in case we experience another significant drop in oil prices. Therefore, we believe we have ample liquidity from the free cash flow we project to generate at $50/Bbl oil, or even lower prices, in 2019, and the approximate $553.0 million of liquidity available under our bank credit facility to cover any excess working capital needs. As discussed above in “Overview – Agreement to Acquire Penn Virginia Corporation,” we have signed a definitive agreement to acquire Penn Virginia, and votes by holders of Penn Virginia and our common stock are scheduled to take place in mid-April 2019. The primary source of cash for the proposed acquisition of Penn Virginia is anticipated to be a new $1.2 billion senior secured revolving credit facility with a maturity date of December 9, 2021 (or earlier in 2021 in certain circumstances), which would replace our existing facility, and a $400 million senior secured second lien bridge facility to be available to the extent Denbury does not secure alternate financing prior to April 30, 2019. These two new debt financings are expected to be used to fully or partially fund the $400 million cash portion of the consideration in the acquisition, potentially retire and replace Penn Virginia’s $200 million second lien term loan, replace Penn Virginia’s existing bank credit facility, which had $321 million drawn and outstanding as of December 31, 2018, and pay fees and expenses.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Looking forward, we plan to continue our focus of living within cash flow, while seeking opportunities to further reduce our leverage and improve the Company’s financial condition. Our first maturities of debt are not until 2021, so we plan to continue our efforts to reduce debt and extend maturities of our debt over the next two years. We believe the acquisition of Penn Virginia would significantly improve Denbury’s operating results and balance sheet by creating a combination of short-cycle investment opportunities in Penn Virginia’s Eagle Ford Shale acreage and Denbury’s lower-declining EOR focused asset base, with the opportunity to apply Denbury’s technical EOR knowledge and capabilities to enhance the long-term development potential of Penn Virginia’s Eagle Ford acreage. As a combined entity, Denbury plans to continue to spend within cash flow and remain focused on the same core objectives. If the merger is not approved by the shareholders of both companies, Denbury will execute its 2019 plans on a stand-alone basis and remain focused on these same key objectives.

During 2018, the Company’s financial and liquidity position improved through the extension and repayment of its senior secured bank credit facility. In August 2018, we issued $450.0 million of 2024 Senior Secured Notes, with a portion of the proceeds utilized to fully repay outstanding borrowings on our senior secured bank credit facility. As of December 31, 2018, we had no outstanding borrowings on our senior secured bank credit facility and $38.6 million of cash and cash equivalents, compared to $475.0 million of borrowings outstanding as of December 31, 2017 with nominal cash at that date. Also in August 2018, we entered into the Sixth Amendment to our senior secured bank credit facility. As part of this amendment, we streamlined our bank group from 24 to 14 banks and reduced our borrowing base and total commitments from $1.05 billion to $615 million; therefore, as of December 31, 2018, we had $553.0 million of borrowing base availability after consideration of $62.0 million of outstanding letters of credit.

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

At December 31, 2018, in addition to the Consolidated Total Debt to Consolidated EBITDAX covenant added with the Sixth Amendment, the Bank Credit Agreement contained certain financial performance covenants through the maturity of the facility, including the following:

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

Under these financial performance covenant calculations, as of December 31, 2018, our ratio of consolidated total debt to consolidated EBITDAX was 4.24 to 1.0 (based on a maximum permitted ratio of 5.25 to 1.0), our ratio of consolidated senior secured debt to consolidated EBITDAX was 0.00 to 1.0 (based upon a maximum permitted ratio of 2.5 to 1.0), our ratio of consolidated EBITDAX to consolidated interest charges was 3.13 to 1.0 (based upon a required ratio of not less than 1.25 to 1.0), and our current ratio was 2.91 to 1.0 (based upon a required ratio of not less than 1.0 to 1.0). Based upon our currently forecasted levels of production and costs, hedges in place as of February 26, 2019, and current oil commodity futures prices, we currently anticipate continuing to be in compliance with our financial performance covenants during the foreseeable future.

The above description of our Bank Credit Agreement is qualified by the express language and defined terms contained in the Bank Credit Agreement and the amendments thereto, each of which are filed as exhibits to our periodic reports filed with the SEC.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

As an additional source of potential liquidity, the Company has been engaged in two asset sale processes. In the first process, we continue to market for sale approximately 4,000 acres of surface land with no active oil and gas operations in the Houston area. We remain focused on a strategy that we believe will ultimately yield the highest value for the land, and we expect most of that value to be realized over the next couple of years. During 2018, we consummated approximately $5 million of land sales and currently have signed agreements for another $9 million that we expect to close in 2019. In the second process, in early 2018 we began the process of portfolio optimization through the marketing of mature properties located in Mississippi and Louisiana and Citronelle Field in Alabama, and completed the sale of Lockhart Crossing Field for net proceeds of $4.1 million during the third quarter of 2018. The decline in oil prices and our focus on the Penn Virginia transaction stalled our process in the fourth quarter of 2018, but we plan to continue evaluating our options with these fields as oil prices improve. The pace and outcome of any sales of the remaining assets cannot be predicted at this time, but their successful completion could provide additional liquidity for financial or operational uses.

2019 Capital Spending. We currently anticipate that our full-year 2019 capital budget, excluding capitalized interest and acquisitions, will be approximately $240 million to $260 million, roughly a 23% decrease from 2018 capital spending levels of $322.7 million. We anticipate our 2019 capital budget could be increased or decreased if oil prices and our resultant cash flows were to meaningfully change. Capitalized interest is currently estimated at between $30 million and $40 million for 2019. The 2019 capital budget, excluding capitalized interest and acquisitions, provides for approximate spending as follows:

•	$100 million allocated for tertiary oil field expenditures;

•	$70 million allocated for other areas, primarily non-tertiary oil field expenditures including exploitation;

•	$30 million to be spent on CO2 sources and pipelines; and

•	$50 million for other capital items such as capitalized internal acquisition, exploration and development costs and pre-production tertiary startup costs.

Based upon our currently forecasted levels of production and costs, commodity hedges in place, and current oil commodity futures prices, we intend to fund our development capital spending with cash flow from operations, with any shortfall funded with incremental borrowings under our Bank Credit Agreement, under which as of December 31, 2018, we had ample available borrowing capacity to cover any foreseeable cash flow shortfall. If prices were to decrease or changes in operating results were to cause a reduction in anticipated 2019 cash flows significantly below our currently forecasted operating cash flows, we would likely reduce our capital expenditures. If we reduce our capital spending due to lower cash flows, any sizeable reduction would likely lower our anticipated production levels in future years.

Capital Expenditure Summary.  The following table reflects incurred capital expenditures (including accrued capital) for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
In thousands	2018	2017	2016
Capital expenditures by project
Tertiary oil fields	$142,560	$129,458	$119,117
Non-tertiary fields	104,811	53,647	31,034
Capitalized internal costs(1)	46,599	52,616	56,260
Oil and natural gas capital expenditures	293,970	235,721	206,411
CO2 pipelines, sources and other	28,700	5,105	2,235
Capital expenditures, before acquisitions and capitalized interest	322,670	240,826	208,646
Acquisitions of oil and natural gas properties	541	88,777	11,706
Capital expenditures, before capitalized interest	323,211	329,603	220,352
Capitalized interest	37,079	30,762	25,982
Capital expenditures, total	$360,290	$360,365	$246,334

(1)	Includes capitalized internal acquisition, exploration and development costs and pre-production tertiary startup costs.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commitments and Obligations. A summary of our obligations at December 31, 2018, is presented in the following table:

	Payments Due by Period
In thousands	2019	2020 and 2021	2022 and 2023	Thereafter	Total
Contractual obligations
Estimated interest payments on senior secured bank credit facility, senior secured second lien notes and subordinated debt	$178,533	$317,444	$105,765	$4,313	$606,055
Senior secured debt (principal balance)	—	614,919	455,668	450,000	1,520,587
Subordinated debt (principal balance)	—	203,545	622,640	—	826,185
Operating lease obligations	10,690	19,783	20,485	18,169	69,127
Pipeline and capital lease obligations including interest component	32,369	54,863	55,770	113,439	256,441
Other obligations(1)	61,213	160,801	73,425	84,577	380,016
Asset retirement obligations(2)	2,115	1,442	17,740	781,249	802,546
Total contractual obligations	$284,920	$1,372,797	$1,351,493	$1,451,747	$4,460,957

(1)
Represents future cash commitments under contracts in place as of December 31, 2018, primarily for purchase contracts for CO2 captured from industrial sources, drilling rig services and well-related costs.  As is common in our industry, we commit to make certain expenditures on a regular basis as part of our ongoing development and exploration program.  These commitments generally relate to projects that occur during the subsequent several months and are usually part of our normal operating expenses or part of our capital budget (see 2019 Capital Spending above).  We also have recurring expenditures for such things as accounting, engineering and legal fees; software maintenance; subscriptions; and other overhead-type items.  Normally these expenditures do not change materially on an aggregate basis from year to year and are part of our general and administrative expenses.  We have not attempted to estimate the amounts of these types of recurring expenditures in this table, as most could be quickly canceled with regard to any specific vendor, even though the expense itself may be required for our ongoing normal operations. For further discussion of our long-term commitments to purchase CO2, see Note 12, Commitments and Contingencies, to the Consolidated Financial Statements.

(2)
Represents the estimated future asset retirement obligations on an undiscounted basis.  The present value of the discounted asset retirement obligation is $176.6 million, as determined under the Asset Retirement and Environmental Obligations topic of the Financial Accounting Standards Board Codification (“FASC”), and is further discussed in Note 4, Asset Retirement Obligations, to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements. We have several operating leases relating to office space and other minor equipment leases.  At December 31, 2018, we had a total of $62.0 million of letters of credit outstanding under our senior secured bank credit facility.  Additionally, we have obligations for development and exploratory expenditures that arise from our normal capital expenditure program or from other transactions common to our industry, none of which are recorded on our balance sheet. These obligations are further described in Commitments and Obligations above. In addition, in order to recover our undeveloped proved reserves, we must also fund the associated future development costs estimated in our proved reserve reports, which are only included in the table above to the extent we have firm contracts.  For a further discussion of our future development costs, see Supplemental Oil and Natural Gas Disclosures (Unaudited) to the Consolidated Financial Statements.

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

While it is difficult to accurately forecast future production, we believe our tertiary recovery operations provide significant long-term production growth potential at reasonable return metrics, with relatively low risk, assuming crude oil prices are at levels that support the development of those projects. We have been developing tertiary oil properties for over 19 years, and the financial

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

impact of such operations is reflected in our historical financial statements. The summary below highlights our observations regarding how tertiary operations have impacted our financial statements.

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

Production Rates. The production rate at a tertiary flood can vary from quarter to quarter, as a tertiary field’s production may increase rapidly when wells respond to the CO2, plateau temporarily, and then resume growth as additional areas of the field are developed.  During a tertiary flood life cycle, facility capacity is increased from time to time, which occasionally requires temporary shutdowns during installation, thereby causing temporary declines in production.  We also find it difficult to precisely predict when any given well will respond to the injected CO2, as the CO2 seldom travels through the rock consistently due to heterogeneity in the oil-bearing formations.  With the low oil prices over the past several years, our pace of development has generally slowed, thereby leading to a less consistent growth pattern. We find all of these fluctuations to be normal, and generally expect oil production at a tertiary field to increase over time until the field is fully developed, albeit sometimes in inconsistent patterns.

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

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Operating Results Table

Certain of our operating results and statistics for each of the last three years are included in the following table.

	Year Ended December 31,
In thousands, except per share and unit data	2018	2017	2016
Operating results
Net income (loss)(1)	$322,698	$163,152	$(976,177)
Net income (loss) per common share – basic(1)	0.75	0.42	(2.61)
Net income (loss) per common share – diluted(1)	0.71	0.41	(2.61)
Net cash provided by operating activities	529,685	267,143	219,223
Average daily production volumes
Bbls/d	58,532	58,410	61,440
Mcf/d	10,854	11,329	15,378
BOE/d	60,341	60,298	64,003
Operating revenues
Oil sales	$1,412,358	$1,079,703	$924,618
Natural gas sales	10,231	9,963	11,133
Total oil and natural gas sales	$1,422,589	$1,089,666	$935,751
Commodity derivative contracts(2)
Receipt (payment) on settlements of commodity derivatives	$(175,248)	$(47,795)	$84,181
Noncash fair value gains (losses) on commodity derivatives(3)	196,335	(29,781)	(212,125)
Commodity derivatives income (expense)	$21,087	$(77,576)	$(127,944)
Unit prices – excluding impact of derivative settlements
Oil price per Bbl	$66.11	$50.64	$41.12
Natural gas price per Mcf	2.58	2.41	1.98
Unit prices – including impact of derivative settlements(2)
Oil price per Bbl	$57.91	$48.40	$44.86
Natural gas price per Mcf	2.58	2.41	1.98
Oil and natural gas operating expenses
Lease operating expenses	$489,720	$447,799	$414,937
Marketing expenses, net of third-party purchases, and plant operating expenses(4)	39,147	39,617	45,151
Production and ad valorem taxes	96,589	79,198	68,878
Oil and natural gas operating revenues and expenses per BOE
Oil and natural gas revenues	$64.59	$49.51	$39.95
Lease operating expenses	22.24	20.35	17.71
Marketing expenses, net of third-party purchases, and plant operating expenses(4)	2.27	1.80	1.92
Production and ad valorem taxes	4.39	3.60	2.94
CO2 sources – revenues and expenses
CO2 sales and transportation fees	$31,145	$26,182	$24,816
CO2 discovery and operating expenses	(2,816)	(3,099)	(3,374)
CO2 revenue and expenses, net	$28,329	$23,083	$21,442

(1)
Includes pre-tax full-cost pool ceiling test write-downs of our oil and natural gas properties of $810.9 million and an accelerated depreciation charge of $591.0 million related to the Riley Ridge gas processing facility and related assets for the year ended December 31, 2016.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(2)	See also Commodity Derivative Contracts below and Market Risk Management for information concerning our commodity derivative transactions.

(3)
Noncash fair value gains (losses) on commodity derivatives is a non-GAAP measure and is different from “Commodity derivatives expense (income)” in the Consolidated Statements of Operations in that the noncash fair value gains (losses) on commodity derivatives represent only the net changes between periods of the fair market values of commodity derivative positions, and exclude the impact of settlements on commodity derivatives during the period, which were payments on settlements of $175.2 million and $47.8 million for the years ended December 31, 2018 and 2017, respectively, and receipts on settlements of $84.2 million for the year ended December 31, 2016. We believe that noncash fair value gains (losses) on commodity derivatives is a useful supplemental disclosure to “Commodity derivatives expense (income)” in order to differentiate noncash fair market value adjustments from receipts or payments upon settlements on commodity derivatives during the period. This supplemental disclosure is widely used within the industry and by securities analysts, banks and credit rating agencies in calculating EBITDA and in adjusting net income (loss) to present those measures on a comparative basis across companies, as well as to assess compliance with certain debt covenants. Noncash fair value gains (losses) on commodity derivatives is not a measure of financial or operating performance under GAAP, nor should it be considered in isolation or as a substitute for “Commodity derivatives expense (income)” in the Consolidated Statements of Operations. See also the Glossary and Selected Abbreviations for the definition of noncash fair value gains (losses) on commodity derivatives.

(4)	Represents “Marketing and plant operating expenses” as presented in the Consolidated Statements of Operations excluding expenses for purchases of oil from third parties.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Production

Average daily production by area for 2018, 2017 and 2016, and for each of the quarters of 2018, is shown below:

	Average Daily Production (BOE/d)
	2018 Quarters				Year Ended December 31,
Operating Area	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2018	2017	2016
Tertiary oil production
Gulf Coast region
Delhi	4,169	4,391	4,383	4,526	4,368	4,869	4,155
Hastings	5,704	5,716	5,486	5,480	5,596	4,830	4,829
Heidelberg	4,445	4,330	4,376	4,269	4,355	4,851	5,128
Oyster Bayou	5,056	4,961	4,578	4,785	4,843	5,007	5,083
Tinsley	6,053	5,755	5,294	5,033	5,530	6,430	7,192
Other	57	142	240	375	205	13	11
Mature properties(1)	6,726	6,725	6,612	6,748	6,702	7,078	8,241
Total Gulf Coast region	32,210	32,020	30,969	31,216	31,599	33,078	34,639
Rocky Mountain region
Bell Creek	4,050	4,010	3,970	4,421	4,113	3,313	3,121
Salt Creek(2)	2,002	2,049	2,274	2,107	2,109	1,115	—
Other	—	—	6	20	7	—	—
Total Rocky Mountain region	6,052	6,059	6,250	6,548	6,229	4,428	3,121
Total tertiary oil production	38,262	38,079	37,219	37,764	37,828	37,506	37,760
Non-tertiary oil and gas production
Gulf Coast region
Mississippi	875	901	1,038	1,023	960	981	850
Texas	4,386	4,947	4,533	4,319	4,546	4,493	4,906
Other	431	388	421	457	424	478	515
Total Gulf Coast region	5,692	6,236	5,992	5,799	5,930	5,952	6,271
Rocky Mountain region
Cedar Creek Anticline	14,437	15,742	14,208	14,961	14,837	14,754	16,322
Other	1,485	1,490	1,409	1,343	1,431	1,537	1,844
Total Rocky Mountain region	15,922	17,232	15,617	16,304	16,268	16,291	18,166
Total non-tertiary production	21,614	23,468	21,609	22,103	22,198	22,243	24,437
Total continuing production	59,876	61,547	58,828	59,867	60,026	59,749	62,197
Property sales
Property divestitures(3)	462	447	353	—	315	549	1,806
Total production	60,338	61,994	59,181	59,867	60,341	60,298	64,003

(1)	Mature properties include Brookhaven, Cranfield, Eucutta, Little Creek, Mallalieu, Martinville, McComb and Soso fields.

(2)	Represents production related to the acquisition of a 23% non-operated working interest in Salt Creek Field in Wyoming, which closed on June 30, 2017.

(3)
Includes production from Lockhart Crossing Field sold in the third quarter of 2018, non-tertiary production in the Rocky Mountain region related to the sale of remaining non-core assets in the Williston Basin of North Dakota and Montana, which closed in the third quarter of 2016, and other minor property divestitures.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Production

Total continuing production during 2018 averaged 60,026 BOE/d, including 37,828 Bbls/d from tertiary properties and 22,198 BOE/d from non-tertiary properties. Total continuing production excludes production from Lockhart Crossing Field sold in the third quarter of 2018, which production totaled 315 BOE/d and 549 BOE/d during 2018 and 2017, respectively. Our 2018 total continuing production level represents a slight increase of 277 BOE/d compared to 2017 levels, most significantly attributable to a 1,801 BOE/d increase from our Rocky Mountain region tertiary properties, partially offset by declines in our Gulf Coast tertiary properties.

Our production during 2018 was 97% oil, consistent with 2017 and slightly higher than 96% for 2016. We currently anticipate 2019 average daily production will decrease slightly from our average 2018 production rate, with an expected range of between 56,000 BOE/d and 60,000 BOE/d.

Tertiary Production

Continuing oil production from our tertiary operations averaged 37,828 Bbls/d during 2018, an increase of 322 Bbls/d (1%) compared to 2017 levels, as production increases from the redevelopment project in mid-2017 at Hastings Field, continued expansion at Bell Creek Field, and a full year of production from the mid-2017 acquisition at Salt Creek Field were partially offset by natural production declines at Tinsley, Heidelberg, and our mature fields in the Gulf Coast region.

Non-Tertiary Production

Continuing production from our non-tertiary operations averaged 22,198 BOE/d during 2018, essentially unchanged compared to 2017 levels, as production from our Mission Canyon exploitation wells offset natural production declines at other non-tertiary properties.

Oil and Natural Gas Revenues

Oil and natural gas revenues increased 31% between 2017 and 2018 and increased 16% between 2016 and 2017. The changes in our oil and natural gas revenues are due to changes in production quantities and commodity prices (excluding any impact of our commodity derivative contracts), as reflected in the following table:

	Year Ended December 31, 2018 vs. 2017		Year Ended December 31, 2017 vs. 2016
In thousands	Increase in Revenues	Percentage Increase in Revenues	Increase (Decrease) in Revenues	Percentage Increase (Decrease) in Revenues
Change in oil and natural gas revenues due to:
Increase (decrease) in production	$765	0%	$(56,574)	(6)%
Increase in commodity prices	332,158	31%	210,489	22%
Total increase in oil and natural gas revenues	$332,923	31%	$153,915	16%

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Excluding any impact of our commodity derivative contracts, our average net realized commodity prices and NYMEX differentials were as follows during 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Average net realized prices
Oil price per Bbl	$66.11	$50.64	$41.12
Natural gas price per Mcf	2.58	2.41	1.98
Price per BOE	64.59	49.51	39.95
Average NYMEX differentials
Gulf Coast region
Oil per Bbl	$2.94	$0.22	$(1.42)
Natural gas per Mcf	0.09	(0.04)	(0.52)
Rocky Mountain region
Oil per Bbl	$(1.50)	$(1.39)	$(3.97)
Natural gas per Mcf	(1.06)	(1.15)	(0.66)
Total Company
Oil per Bbl	$1.30	$(0.32)	$(2.29)
Natural gas per Mcf	(0.49)	(0.61)	(0.58)

Prices received in a regional market fluctuate frequently and can differ from NYMEX pricing due to a variety of reasons, including supply and/or demand factors, crude oil quality, and location differentials.

•
Gulf Coast Region. Our average NYMEX oil differential in the Gulf Coast region was a positive $2.94 per Bbl and a positive $0.22 per Bbl during 2018 and 2017, respectively. These differentials are impacted significantly by the changes in prices received for our crude oil sold under LLS index prices relative to the changes in NYMEX prices, as well as various other factors such as those noted above. The average LLS-to-NYMEX differential (on a trade-month basis) averaged a positive $4.91 per Bbl and $2.85 per Bbl during 2018 and 2017, respectively. During 2018, we sold approximately 60% of our crude oil at prices based on, or partially tied to, the LLS index price, and the balance at prices based on various other indexes tied to NYMEX prices, primarily in the Rocky Mountain region.

•
Rocky Mountain Region. NYMEX oil differentials in the Rocky Mountain region averaged $1.50 per Bbl below NYMEX during 2018, compared to an average differential of $1.39 per Bbl below NYMEX in 2017. Differentials in the Rocky Mountain region can fluctuate significantly on a month-to-month basis due to weather, refinery or transportation issues, and Canadian and U.S. crude oil price index volatility.

Commodity Derivative Contracts

From time to time, we enter into oil derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future oil production and to provide more certainty to our future cash flows.  These contracts have historically consisted of price floors, collars, three-way collars, fixed-price swaps, fixed-price swaps enhanced with a sold put, and basis swaps.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the impact our commodity derivative contracts had on our operating results for 2018, 2017 and 2016:

	Three Months Ended
In thousands	March 31	June 30	September 30	December 31	Full Year
2018
Payment on settlements of commodity derivatives	$(33,357)	$(54,770)	$(61,611)	$(25,510)	$(175,248)
Noncash fair value gains (losses) on commodity derivatives(1)	(15,468)	(41,429)	17,034	236,198	196,335
Commodity derivatives income (expense)	$(48,825)	$(96,199)	$(44,577)	$210,688	$21,087

2017
Receipt (payment) on settlements of commodity derivatives	$(26,940)	$(11,767)	$89	$(9,177)	$(47,795)
Noncash fair value gains (losses) on commodity derivatives(1)	51,542	22,140	(25,352)	(78,111)	(29,781)
Commodity derivatives income (expense)	$24,602	$10,373	$(25,263)	$(87,288)	$(77,576)

2016
Receipt (payment) on settlements of commodity derivatives	$72,227	$52,026	$(7,295)	$(32,777)	$84,181
Noncash fair value gains (losses) on commodity derivatives(1)	(95,053)	(150,235)	28,519	4,644	(212,125)
Commodity derivatives income (expense)	$(22,826)	$(98,209)	$21,224	$(28,133)	$(127,944)

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

In order to provide a level of price protection to a portion of our oil production, we have hedged a portion of our estimated oil production through 2019 and also have begun to enter into additional contracts for 2020 using both NYMEX and LLS fixed-price swaps and three-way collars. See Note 10, Commodity Derivative Contracts, to the Consolidated Financial Statements for additional details of our outstanding commodity derivative contracts as of December 31, 2018, and Market Risk Management below for additional discussion. In addition, the following table summarizes our oil derivative contracts as of February 26, 2019:

		Jan. 2019	Feb. 2019	Mar. – June 2019	2H 2019	2020
WTI NYMEX	Volumes Hedged (Bbls/d)	3,500	3,500	3,500	—	—
Fixed-Price Swaps	Swap Price(1)	$59.05	$59.05	$59.05	—	—
Argus LLS	Volumes Hedged (Bbls/d)	7,000	9,000	12,000	12,000	2,000
Fixed-Price Swaps	Swap Price(1)	$66.57	$65.14	$64.67	$64.67	$60.89
WTI NYMEX	Volumes Hedged (Bbls/d)	18,500	18,500	18,500	22,000	1,000
3-Way Collars	Sold Put Price / Floor / Ceiling Price(1)(2)	$48.84 / $56.84 / $69.94	$48.84 / $56.84 / $69.94	$48.84 / $56.84 / $69.94	$48.55 / $56.55 / $69.17	$50.00 / $60.00 / $82.50
Argus LLS	Volumes Hedged (Bbls/d)	5,500	5,500	5,500	5,500	1,000
3-Way Collars	Sold Put Price / Floor / Ceiling Price(1)(2)	$54.73 / $63.09 / $79.93	$54.73 / $63.09 / $79.93	$54.73 / $63.09 / $79.93	$54.73 / $63.09 / $79.93	$55.00 / $65.00 / $86.80
	Total Volumes Hedged (Bbls/d)	34,500	36,500	39,500	39,500	4,000

(1)	Averages are volume weighted.

(2)	If oil prices were to average less than the sold put price, receipts on settlement would be limited to the difference between the floor price and the sold put price.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commodity derivative contracts in place for 2019 and 2020 include fixed-price swaps and three-way collars. Based on current contracts in place and NYMEX oil futures prices as of February 26, 2019, which average approximately $57 per Bbl for the remainder of 2019, we currently expect that we would receive cash payments of approximately $10 million during 2019 upon settlement of these contracts, the amount of which is dependent upon fluctuations in future NYMEX oil prices in relation to the prices of our 2019 fixed-price swaps which have weighted average prices of $59.05 per Bbl and $64.80 per Bbl for NYMEX and LLS hedges, respectively, and weighted average ceiling prices of our 2019 three-way collars of $69.52 per Bbl and $79.93 per Bbl for NYMEX and LLS hedges, respectively. Changes in commodity prices, expiration of contracts, and new commodity contracts entered into cause fluctuations in the estimated fair value of our oil derivative contracts.  Because we do not utilize hedge accounting for our commodity derivative contracts, the period-to-period changes in the fair value of these contracts, as outlined above, are recognized in our statements of operations.

Production Expenses

Lease Operating Expenses

	Year Ended December 31,
In thousands, except per-BOE data	2018	2017	2016
Total lease operating expenses	$489,720	$447,799	$414,937

Total lease operating expenses per BOE	$22.24	$20.35	$17.71

Total lease operating expense during 2018 increased $41.9 million (9%), or $1.89 (9%) on a per-BOE basis, compared to 2017. Our lease operating expenses during 2018 were primarily impacted by operating expenses related to our non-operated working interest in Salt Creek Field, which was acquired on June 30, 2017, and has higher per-BOE operating cost than our corporate average, along with increased workover and other repair activity at certain fields, and increased CO2 expense due to higher oil prices and CO2 injection volumes.

Currently, our CO2 expense comprises approximately 20% of our typical tertiary lease operating expenses, and for the CO2 reserves we already own, consists of CO2 production expenses, and for the CO2 reserves we do not own, consists of our purchase of CO2 from royalty and working interest owners and industrial sources. During the year ended December 31, 2018, approximately 52% of the CO2 utilized in our CO2 floods consisted of CO2 owned and produced by us (our net revenue interest). The price we pay others for CO2 varies by source and is generally indexed to oil prices. When combining the production cost of the CO2 we own with what we pay third parties for CO2, our average cost of CO2 during 2018 was approximately $0.42 per Mcf, including taxes paid on CO2 production but excluding depletion, depreciation and amortization of capital expended at our CO2 source fields and industrial sources. This per-Mcf CO2 cost during 2018 was higher than the $0.38 per Mcf comparable measure during 2017 due primarily to higher utilization of industrial-source CO2, which has a higher average cost than our naturally-occurring CO2 sources.

Marketing and Plant Operating Expenses

Marketing and plant operating expenses primarily consist of amounts incurred related to the marketing, processing, and transportation of oil and natural gas production. Marketing and plant operating expenses were $50.0 million and $51.8 million during 2018 and 2017, respectively, which amounts include purchases of oil from third parties of $6.5 million and $7.8 million during 2018 and 2017, respectively.

Taxes Other than Income

Taxes other than income includes production, ad valorem and franchise taxes. Taxes other than income increased $17.5 million (20%) between 2017 and 2018, due primarily to an increase in production taxes resulting from higher oil and natural gas revenues.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and Administrative Expenses (“G&A”)

	Year Ended December 31,
In thousands, except per-BOE data and employees	2018	2017	2016
Gross cash compensation and administrative costs	$220,127	$250,703	$271,049
Gross stock-based compensation	15,438	19,721	21,042
Operator labor and overhead recovery charges	(126,570)	(127,425)	(133,727)
Capitalized exploration and development costs	(37,500)	(41,193)	(48,438)
Net G&A expense	$71,495	$101,806	$109,926

G&A per BOE
Net administrative costs	$2.70	$3.94	$4.08
Net stock-based compensation	0.55	0.69	0.61
Net G&A expense	$3.25	$4.63	$4.69

Employees as of December 31	847	879	1,058

Our gross G&A expenses, which include our field operations employee costs, on an absolute-dollar basis decreased $34.9 million (13%) between 2017 and 2018. The change between periods was primarily due to lower employee-related costs such as salaries and long-term incentives during 2018 and the 2017 period including severance-related payments associated with a workforce reduction and compensation costs associated with the retirement of our chief executive officer. As part of our efforts to reduce overhead and operating costs, we reduced our employee headcount through involuntary workforce reductions in 2017 and 2016. The severance-related payments associated with the 2017 workforce reduction were approximately $6.8 million.

Net G&A expense decreased $30.3 million (30%) between 2017 and 2018 primarily due to the items mentioned above that decreased gross G&A expenses. The more significant percentage decrease in net G&A compared to the percentage decrease in gross G&A expenses was due to the workforce reduction having a larger impact on the non-field employee workforce.

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

Interest and Financing Expenses

	Year Ended December 31,
In thousands, except per-BOE data and interest rates	2018	2017	2016
Cash interest(1)	$186,632	$176,307	$170,772
Less: interest on Senior Secured Notes and Convertible Notes not reflected as interest for financial reporting purposes(1)	(86,111)	(52,473)	(32,120)
Noncash interest expense	6,246	6,191	12,475
Less: capitalized interest	(37,079)	(30,762)	(25,982)
Interest expense, net	$69,688	$99,263	$125,145
Interest expense, net per BOE	$3.16	$4.51	$5.34
Average debt principal outstanding	$2,593,035	$2,892,785	$2,973,823
Average interest rate(2)	7.2%	6.1%	5.7%

(1)
Cash interest is presented on an accrual basis, and includes the portion of interest on our 2021 Senior Secured Notes, 2022 Senior Secured Notes, 2023 Convertible Senior Notes and 2024 Convertible Senior Notes versus the GAAP financial statement

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

presentation in which interest on these notes is accounted for as a reduction of debt and not reflected as interest for financial reporting purposes in accordance with Financial Accounting Standards Board Codification 470-60, Troubled Debt Restructuring by Debtors. See below for further discussion.

(2)	Includes commitment fees but excludes debt issue costs and amortization of discount or premium.

As reflected in the table above, cash interest expense during 2018 increased when compared to 2017 due primarily to the issuance of 2024 Senior Secured Notes during the third quarter of 2018. Despite an overall reduction in the debt principal balance as a result of the exchange transactions, our average interest rate increased between 2017 and 2018 as the combined interest payments on the senior secured and convertible senior notes was higher than the previously issued senior subordinated notes and interest rate on our senior secured bank credit facility.

Capitalized interest increased $6.3 million (21%) during 2018, primarily due to an increase in the number of projects that qualify for interest capitalization.

As more fully described in Note 6, Long-Term Debt, to the Consolidated Financial Statements, the exchange transactions were accounted for in accordance with Financial Accounting Standards Board Codification 470-60, Troubled Debt Restructuring by Debtors, whereby most of the future interest associated with the 2021 Senior Secured Notes, 2022 Senior Secured Notes, and previously outstanding 2023 Convertible Senior Notes and 2024 Convertible Senior Notes was recorded as debt as of the transaction date, which will be reduced as semiannual interest payments are made. Future interest payable recorded as debt totaled $250.2 million and $316.8 million as of December 31, 2018 and 2017, respectively. Therefore, interest expense reflected in our Consolidated Statements of Operations is and will remain significantly lower than the actual cash interest payment.

During the second quarter of 2018, the debt principal balance and future interest applicable to the 2024 Convertible Notes and 2023 Convertible Notes, totaling $162.0 million, were reclassified to “Paid-in capital in excess of par” and “Common stock” in our Consolidated Balance Sheets upon the conversion of those notes into shares of Denbury common stock (see Overview – 2018 Debt Reduction). The conversion of these notes saves the Company annual cash interest payments of $5.9 million.

Depletion, Depreciation, and Amortization (“DD&A”)

	Year Ended December 31,
In thousands, except per-BOE data	2018	2017	2016
Oil and natural gas properties	$134,486	$118,792	$149,700
CO2 properties, pipelines, plants and other property and equipment	81,963	88,921	105,318
Accelerated depreciation charge(1)	—	—	591,025
Total DD&A	$216,449	$207,713	$846,043

DD&A per BOE
Oil and natural gas properties	$6.11	$5.40	$6.39
CO2 properties, pipelines, plants and other property and equipment	3.72	4.04	4.50
Accelerated depreciation charge(1)	—	—	25.23
Total DD&A per BOE	$9.83	$9.44	$36.12

Write-down of oil and natural gas properties	$—	$—	$810,921

(1)	Represents an accelerated depreciation charge associated with the Riley Ridge gas processing facility and related assets.

The increase in our oil and natural gas properties depletion during 2018 when compared to 2017 was primarily due to an increase in depletable costs resulting from increases in our capitalized costs and future development costs associated with our reserves base, partially offset by an increase in proved oil and natural gas reserve quantities. Our oil and natural gas properties depletion rate was $6.66 per BOE during the fourth quarter of 2018.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Write-Down of Oil and Natural Gas Properties

Under full cost accounting rules, we are required each quarter to perform a ceiling test calculation. Under these rules, the full cost ceiling value is calculated using the average first-day-of-the-month oil and natural gas price for each month during a 12-month rolling period through the end of each quarterly reporting period. The falling prices throughout 2016 led to our recognizing full cost pool ceiling test write-downs totaling $810.9 million during 2016. We did not record any ceiling test write-down during 2017 or 2018. See Item 1A, Risk Factors, and Critical Accounting Policies and Estimates – Full Cost Method of Accounting, Depletion and Depreciation and Oil and Natural Gas Properties for further discussion.

Other Expenses

Other expenses totaled $79.9 million and $7.0 million during 2018 and 2017, respectively. Other expenses during 2018 include $49.4 million of expense related to the Riley Ridge helium supply contract claim (see Note 12, Commitments and Contingencies – Litigation, to the Consolidated Financial Statements), a $17.8 million impairment for an investment related to a proposed plant in the Gulf Coast that would potentially supply CO2 to Denbury, due to uncertainties of the project achieving financial close (see Note 1, Significant Accounting Policies – Other Receivables, to the Consolidated Financial Statements), $4.4 million of transaction costs associated with the proposed acquisition of Penn Virginia, $2.1 million of transaction costs related to privately negotiated debt exchanges, and a $1.5 million write-off of debt issuance costs associated with the Company’s reduction and extension of the senior secured bank credit facility. The 2017 amounts are primarily comprised of transaction costs associated with our privately negotiated debt exchanges in December 2017.

Income Taxes

	Year Ended December 31,
In thousands, except per-BOE amounts and tax rates	2018	2017	2016
Current income tax benefit	$(16,001)	$(20,873)	$(785)
Deferred income tax expense (benefit)	103,234	(95,779)	(543,385)
Total income tax expense (benefit)	$87,233	$(116,652)	$(544,170)
Average income tax expense (benefit) per BOE	$3.96	$(5.30)	$(23.23)
Effective tax rate	21.3%	(250.9)%	35.8%
Total net deferred tax liability	$309,758	$198,099	$293,878

Our income tax provisions were based on an estimated statutory rate of approximately 25% for 2018 and 38% for 2017 and 2016. The Tax Cut and Jobs Act (the “Act”) enacted in December 2017 resulted in a reduction of the federal income tax rate from 35% to 21% effective for calendar year 2018. Our effective tax rate for 2018 was lower than our estimated statutory rate primarily due to tax benefits resulting from enhanced oil recovery income tax credits. Our effective tax rate for 2017 was significantly lower than our estimated statutory rate due to a one-time deferred income tax benefit of $132.2 million reflecting a re-measurement of our deferred income tax assets and liabilities associated with the federal income tax rate reduction, as well as tax valuation allowances recorded during the period, which also reduced the net deferred tax benefit recognized. Our total tax valuation allowance of $51.1 million remains unchanged from December 31, 2017. The valuation allowances will remain until the realization of future deferred tax benefits are more likely than not to become utilized.

As of December 31, 2018, we had an unrecognized tax benefit of $5.4 million related to an uncertain tax position.  The unrecognized tax benefit was recorded during 2015 as a direct reduction of the associated deferred tax asset and, if recognized, would not materially affect our annual effective tax rate.  We currently do not expect a material change to the uncertain tax position within the next 12 months.

The current income tax benefit recorded in 2018 primarily represents the estimated receivable associated with our refundable alternative minimum tax credits.

As of December 31, 2018, we had no federal net operating loss carryforwards (“NOLs”), tax effected business interest expense carryforward totaling $9.0 million, state NOLs and tax credits totaling $52.4 million (before provision for valuation allowance), an estimated $57.8 million of enhanced oil recovery credits to carry forward related to our tertiary operations and $21.6 million

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

of research and development credits that can be utilized to reduce our current income taxes during 2019 or future years.  We also have $18.1 million of alternative minimum tax credits, which under the Act will be fully refundable by 2021 and are recorded as a receivable on the balance sheet. Our business interest expense carryforward does not expire. Our state NOLs expire in various years, starting in 2019, although most do not begin to expire until 2024. Our enhanced oil recovery credits and research and development credits do not begin to expire until 2024 and 2031, respectively. The statutes of limitation for our income tax returns for tax years ending prior to 2015 have lapsed and therefore are not subject to examination by respective taxing authorities.

Per-BOE Data

The following table summarizes our cash flow and results of operations on a per-BOE basis for the comparative periods.  Each of the individual components is discussed above.

	Year Ended December 31,
Per-BOE data	2018	2017	2016
Oil and natural gas revenues	$64.59	$49.51	$39.95
Receipt (payment) on settlements of commodity derivatives	(7.96)	(2.17)	3.59
Lease operating expenses	(22.24)	(20.35)	(17.71)
Production and ad valorem taxes	(4.39)	(3.60)	(2.94)
Marketing expenses, net of third-party purchases, and plant operating expenses	(1.78)	(1.80)	(1.92)
Production netback	28.22	21.59	20.97
CO2 sales, net of operating and exploration expenses	1.28	1.05	0.92
General and administrative expenses	(3.25)	(4.63)	(4.69)
Interest expense, net	(3.16)	(4.51)	(5.34)
Other	(2.23)	1.47	(0.58)
Changes in assets and liabilities relating to operations	3.19	(2.83)	(1.92)
Cash flows from operations	24.05	12.14	9.36
DD&A – excluding accelerated depreciation charge	(9.83)	(9.44)	(10.89)
DD&A – accelerated depreciation charge(1)	—	—	(25.23)
Write-down of oil and natural gas properties	—	—	(34.62)
Deferred income taxes	(4.69)	4.35	23.20
Gain on early extinguishment of debt	—	—	4.91
Noncash fair value gains (losses) on commodity derivatives(2)	8.92	(1.35)	(9.05)
Other noncash items	(3.80)	1.71	0.65
Net income (loss)	$14.65	$7.41	$(41.67)

(1)	Represents an accelerated depreciation charge associated with the Riley Ridge gas processing facility and related assets.

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

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

MARKET RISK MANAGEMENT

Debt

We finance some of our acquisitions and other expenditures with fixed and variable rate debt.  These debt agreements expose us to market risk related to changes in interest rates.  At December 31, 2018, we had no outstanding borrowings on our senior secured bank credit facility. None of our existing debt has any triggers or covenants regarding our debt ratings with rating agencies, although under the NEJD financing lease, in light of credit downgrades in February 2016, we were required to provide a $41.3 million letter of credit to the lessor, which we provided on March 4, 2016. The letter of credit may be drawn upon in the event we fail to make a payment due under the pipeline financing lease agreement or upon other specified defaults set out in the pipeline financing lease agreement (filed as Exhibit 99.1 to the Form 8-K filed with the SEC on June 5, 2008). The fair values of our senior secured second lien notes, senior notes, and senior subordinated notes are based on quoted market prices.  The following table presents the principal and fair values of our outstanding debt at December 31, 2018:

In thousands	2021	2022	2023	2024	Total	Fair Value
Fixed rate debt
9% Senior Secured Second Lien Notes due 2021	$614,919	$—	$—	$—	$614,919	$570,337
9¼% Senior Secured Second Lien Notes due 2022	—	455,668	—	—	455,668	421,493
7½% Senior Secured Second Lien Notes due 2024	—	—	—	450,000	450,000	362,250
6⅜% Senior Subordinated Notes due 2021	203,545	—	—	—	203,545	142,482
5½% Senior Subordinated Notes due 2022	—	314,662	—	—	314,662	213,970
4⅝% Senior Subordinated Notes due 2023	—	—	307,978	—	307,978	175,547

Commodity Derivative Contracts

We enter into oil derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future oil production and to provide more certainty to our future cash flows.  We do not hold or issue derivative financial instruments for trading purposes.  Generally, these contracts have consisted of various combinations of price floors, collars, three-way collars, fixed-price swaps, fixed-price swaps enhanced with a sold put, and basis swaps.  The production that we hedge has varied from year to year depending on our levels of debt, financial strength, and expectation of future commodity prices.  In order to provide a level of price protection to a portion of our oil production, we have hedged a portion of our estimated oil production through 2020 using both NYMEX and LLS fixed-price swaps and three-way collars. Depending on market conditions, we may continue to add to our existing 2019 and 2020 hedges. See also Note 10, Commodity Derivative Contracts, and Note 11, Fair Value Measurements, to the Consolidated Financial Statements for additional information regarding our commodity derivative contracts.

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

At December 31, 2018, our commodity derivative contracts were recorded at their fair value, which was a net asset of $97.3 million, a $196.4 million increase from the $99.1 million net liability recorded at December 31, 2017.  This change is primarily related to the expiration of commodity derivative contracts during 2018, new commodity derivative contracts entered into during 2018 for future periods, and changes in oil futures prices between December 31, 2017 and 2018.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commodity Derivative Sensitivity Analysis

Based on NYMEX and LLS crude oil futures prices as of December 31, 2018, and assuming both a 10% increase and decrease thereon, we would expect to receive payments on our crude oil derivative contracts as shown in the following table:

In thousands	Receipts
Based on:
Futures prices as of December 31, 2018	$126,497
10% increase in prices	80,315
10% decrease in prices	145,173

Our commodity derivative contracts are used as an economic hedge of our exposure to commodity price risk associated with anticipated future production. As a result, changes in receipts or payments of our commodity derivative contracts due to changes in commodity prices, as reflected in the above table, would be mostly offset by a corresponding increase or decrease in the cash receipts on sales of our oil and natural gas production to which those commodity derivative contracts relate.

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

Under full cost accounting, the estimated quantities of proved oil and natural gas reserves used to compute depletion and the related present value of estimated future net cash flows therefrom used to perform the full cost ceiling test have a significant impact

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

on the underlying financial statements.  The process of estimating oil and natural gas reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data.  The data for a given field may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continued reassessment of the viability of production under varying economic conditions.  As a result, material revisions to existing reserve estimates may occur from time to time.  Although every reasonable effort is made to ensure the reported reserve estimates represent the most accurate assessments possible, including the hiring of independent engineers to prepare reported estimates, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in our financial statement disclosures.  Over the last four years, annual revisions to our reserve estimates, excluding any revisions related to changes in commodity prices, have averaged approximately 1.7% of the previous year’s estimates and have been both positive and negative.

Changes in commodity prices also affect our reserve quantities.  These changes in quantities affect our DD&A rate, and the combined effect of changes in quantities and commodity prices impacts our full cost ceiling test calculation.  For example, we estimate that a 5% increase in our estimate of proved reserve quantities would have lowered our fourth quarter 2018 oil and natural gas property DD&A rate from $6.66 per BOE to approximately $6.38 per BOE, and a 5% decrease in our proved reserve quantities would have increased our DD&A rate to approximately $6.97 per BOE.  Also, reserve quantities and their ultimate values, determined solely by our lenders, are the primary factors in determining the maximum borrowing base under our senior secured bank credit facility, particularly quantities and values of our proved developed producing reserves.

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

The average first-day-of-the-month NYMEX oil price used in estimating our proved reserves declined throughout 2016 and led to our recognizing a full cost pool ceiling test write-down totaling $810.9 million during 2016. We did not record any ceiling test write-downs during 2017 or 2018.

We exclude certain unevaluated costs from the amortization base and full cost ceiling test pending the determination of whether proved reserves can be assigned to such properties. These costs are transferred to the full cost amortization base in the course of these properties being developed, tested and evaluated. At least annually, we test these assets for impairment based on an evaluation of management’s expectations of future pricing, evaluation of lease expiration terms, and planned project development activities. As a result of this analysis, we recognized impairments of our unevaluated costs totaling $21.4 million and $21.0 million during the years ended December 31, 2017 and 2016, respectively, whereby these costs were transferred to the full cost amortization base. We did not record any impairments of our unevaluated costs during the year ended December 31, 2018.

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

We capitalize, as a development cost, injection costs in fields that are in their development stage, which means we have not yet seen incremental oil production due to the CO2 injections (i.e., a production response).  These capitalized development costs

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

will be included in our unevaluated property costs if there are not already proved tertiary reserves in that field.  After we see a production response to the CO2 injections (i.e., the production stage), injection costs will be expensed as incurred, and any previously deferred unevaluated development costs will become subject to depletion upon recognition of proved tertiary reserves.  During 2018, 2017 and 2016, we capitalized $24.5 million, $25.0 million and $17.3 million, respectively, of tertiary injection costs associated with our tertiary projects.

Income Taxes

We make certain estimates and judgments in determining our income tax expense for financial reporting purposes.  These estimates and judgments occur in the calculation of certain tax assets and liabilities that arise from differences in the timing and recognition of revenue and expense for tax and financial reporting purposes.  Our federal and state income tax returns are generally not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits and net operating loss carryforwards.  Adjustments related to these estimates are recorded in our tax provision in the period in which we finalize our income tax returns.  Further, we must assess the likelihood that we will be able to recover or utilize our deferred tax assets (primarily our enhanced oil recovery credits and state loss carryforwards).  If recovery is not likely, we must record a valuation allowance against such deferred tax assets for the amount we would not expect to recover, which would result in an increase to our income tax expense.  As of December 31, 2018, 2017 and 2016, we had tax valuation allowances totaling $51.1 million, $51.1 million, and $36.5 million, respectively, to reduce the carrying value of our state deferred income tax assets. The valuation allowances will remain until the realization of future deferred tax benefits are more likely than not to become utilized.  A 1% increase in our statutory tax rate would have increased our calculated income tax expense (benefit) by approximately $4.1 million, $0.5 million and ($15.2 million) for the years ended December 31, 2018, 2017 and 2016, respectively.  See Note 7, Income Taxes, to the Consolidated Financial Statements and Results of Operations – Income Taxes above for further information concerning our income taxes.

Fair Value Estimates

The FASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It does not require us to make any new fair value measurements, but rather establishes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value. Level 1 inputs are given the highest priority in the fair value hierarchy, as they represent observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date, while Level 3 inputs are given the lowest priority, as they represent unobservable inputs that are not corroborated by market data. Valuation techniques that maximize the use of observable inputs are favored. See Note 11, Fair Value Measurements, to the Consolidated Financial Statements for disclosures regarding our recurring fair value measurements.

Significant uses of fair value measurements include:

•	assessment of impairment of long-lived assets; and

•	recorded value of commodity derivative instruments.

Impairment Assessment of Long-Lived Assets

We test long-lived assets that are not subject to our quarterly full cost pool ceiling test for impairment, including a portion of our capitalized CO2 properties and pipelines, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The factors we assess to determine if a long-lived asset impairment test is necessary include, among other factors, a significant adverse change in the business climate that could affect the value of a long-lived asset, a significant decrease in the market price of an asset group, a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group).

We perform our long-lived asset impairment test by comparing the net carrying costs of our long-lived asset groups to the respective expected future undiscounted net cash flows that are supported by these long-lived assets which include production of our probable and possible oil and natural gas reserves. If the undiscounted net cash flows are below the net carrying costs for an

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

asset group, we must record an impairment loss by the amount, if any, that net carrying costs exceed the fair value of the long-lived asset group. Management assumptions impacting expected future undiscounted net cash flows include market estimates of future commodity prices, projections of estimated reserve quantities, projections of future rates of production, timing and amount of future development and operating costs, projected availability and cost of CO2, projected recovery factors of tertiary reserves and risk-adjustment factors applied to the net cash flows. We did not record an impairment of long-lived assets during the year ended December 31, 2018.

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

FORWARD-LOOKING INFORMATION

The data and/or statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements found in the sections entitled “Business and Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements, as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve a number of risks and uncertainties.  Such forward-looking statements may be or may concern, among other things, financial forecasts, future hydrocarbon prices and timing, the degree and length of any price recovery for oil, current or future liquidity sources or their adequacy to support our anticipated future activities, our ability to further reduce our debt levels, possible future write-downs of oil and natural gas reserves, together with assumptions based on current and projected oil and gas prices and oilfield costs, current or future expectations or estimations of our cash flows or the impact of changes in commodity prices on cash flows, availability of capital, borrowing capacity, availability of advantageous commodity derivative contracts or the predicted cash flow benefits therefrom, forecasted capital expenditures,

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

drilling activity or methods, including the timing and location thereof, nature of any future proposed asset sales or dispositions or the timing or proceeds thereof, estimated timing of commencement of CO2 flooding of particular fields or areas, timing of CO2 injections and initial production responses in tertiary flooding projects, development activities, finding costs, anticipated future cost savings, capital budgets, interpretation or prediction of formation details, production rates and volumes or forecasts thereof, hydrocarbon reserve quantities and values, CO2 reserves and supply and their availability, potential reserves, barrels or percentages of recoverable original oil in place, potential increases in worldwide tariffs or other trade restrictions, the likelihood, timing and impact of increased interest rates, the impact of regulatory rulings or changes, anticipated outcomes of pending litigation, prospective legislation affecting the oil and gas industry, environmental regulations, mark-to-market values, competition, long-term forecasts of production, rates of return, estimated costs, changes in costs, future capital expenditures and overall economics, worldwide economic conditions and other variables surrounding our estimated original oil in place, operations and future plans, including statements regarding anticipated consequences or possible risk of our pending acquisition of Penn Virginia.  Such forward-looking statements generally are accompanied by words such as “plan,” “estimate,” “expect,” “predict,” “forecast,” “to our knowledge,” “anticipate,” “projected,” “preliminary,” “should,” “assume,” “believe,” “may” or other words that convey, or are intended to convey, the uncertainty of future events or outcomes.  Such forward-looking information is based upon management’s current plans, expectations, estimates, and assumptions and is subject to a number of risks and uncertainties that could significantly and adversely affect current plans, anticipated actions, the timing of such actions and our financial condition and results of operations.  As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by us or on our behalf.  Among the factors that could cause actual results to differ materially are fluctuations in worldwide oil prices or in U.S. oil prices and consequently in the prices received or demand for our oil and natural gas; decisions as to production levels and/or pricing by OPEC or production levels by U.S. shale producers in future periods; levels of future capital expenditures; effects of our indebtedness; success of our risk management techniques; accuracy of our cost estimates; availability of credit in the commercial banking market; fluctuations in the prices of goods and services; the uncertainty of drilling results and reserve estimates; operating hazards and remediation costs; disruption of operations and damages from well incidents, hurricanes, tropical storms, forest fires, or other natural occurrences; acquisition risks; requirements for capital or its availability; conditions in the worldwide financial, trade and credit markets; general economic conditions; competition; government regulations, including changes in tax or environmental laws or regulations; and unexpected delays, as well as the risks and uncertainties inherent in oil and gas drilling and production activities or that are otherwise discussed in this annual report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in our other public reports, filings and public statements.

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

Item 8. Financial Statements and Supplementary Information

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Denbury Resources Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Denbury Resources Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2019

We have served as the Company’s auditor since 2004.

Denbury Resources Inc.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$38,560	$58
Accrued production receivable	125,788	146,334
Trade and other receivables, net	26,970	45,193
Derivative assets	93,080	—
Other current assets	11,896	10,670
Total current assets	296,294	202,255
Property and equipment
Oil and natural gas properties (using full cost accounting)
Proved properties	11,072,209	10,775,792
Unevaluated properties	996,700	951,397
CO2 properties	1,196,795	1,191,058
Pipelines and plants	2,302,817	2,286,047
Other property and equipment	250,279	339,218
Less accumulated depletion, depreciation, amortization and impairment	(11,500,190)	(11,376,646)
Net property and equipment	4,318,610	4,166,866
Derivative assets	4,195	—
Other assets	104,123	102,178
Total assets	$4,723,222	$4,471,299
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$198,380	$177,220
Oil and gas production payable	61,288	76,588
Derivative liabilities	—	99,061
Current maturities of long-term debt (including future interest payable of $85,303 and $75,347, respectively – see Note 6)	105,125	105,188
Total current liabilities	364,793	458,057
Long-term liabilities
Long-term debt, net of current portion (including future interest payable of $164,914 and $241,472, respectively – see Note 6)	2,664,211	2,979,086
Asset retirement obligations	174,470	165,756
Deferred tax liabilities, net	309,758	198,099
Other liabilities	68,213	22,136
Total long-term liabilities	3,216,652	3,365,077
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 600,000,000 shares authorized; 462,355,725 and 402,549,346 shares issued, respectively	462	403
Paid-in capital in excess of par	2,685,211	2,507,828
Accumulated deficit	(1,533,112)	(1,855,810)
Treasury stock, at cost, 1,941,749 and 457,041 shares, respectively	(10,784)	(4,256)
Total stockholders’ equity	1,141,777	648,165
Total liabilities and stockholders’ equity	$4,723,222	$4,471,299
See accompanying Notes to Consolidated Financial Statements.

Denbury Resources Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues and other income
Oil, natural gas, and related product sales	$1,422,589	$1,089,666	$935,751
CO2 sales and transportation fees	31,145	26,182	24,816
Other income	19,891	13,938	15,029
Total revenues and other income	1,473,625	1,129,786	975,596
Expenses
Lease operating expenses	489,720	447,799	414,937
Marketing and plant operating expenses	50,002	51,820	57,454
CO2 discovery and operating expenses	2,816	3,099	3,374
Taxes other than income	104,670	87,207	77,892
General and administrative expenses	71,495	101,806	109,926
Interest, net of amounts capitalized of $37,079, $30,762, and $25,982, respectively	69,688	99,263	125,145
Depletion, depreciation, and amortization	216,449	207,713	846,043
Commodity derivatives expense (income)	(21,087)	77,576	127,944
Gain on debt extinguishment	—	—	(115,095)
Write-down of oil and natural gas properties	—	—	810,921
Other expenses	79,941	7,003	37,402
Total expenses	1,063,694	1,083,286	2,495,943
Income (loss) before income taxes	409,931	46,500	(1,520,347)
Income tax provision (benefit)	87,233	(116,652)	(544,170)
Net income (loss)	$322,698	$163,152	$(976,177)

Net income (loss) per common share
Basic	$0.75	$0.42	$(2.61)
Diluted	$0.71	$0.41	$(2.61)

Weighted average common shares outstanding
Basic	432,483	390,928	373,859
Diluted	456,169	395,921	373,859
See accompanying Notes to Consolidated Financial Statements.

Denbury Resources Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$322,698	$163,152	$(976,177)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depletion, depreciation, and amortization	216,449	207,713	846,043
Write-down of oil and natural gas properties	—	—	810,921
Deferred income taxes	103,234	(95,779)	(543,385)
Stock-based compensation	11,951	15,154	14,995
Commodity derivatives expense (income)	(21,087)	77,576	127,944
Receipt (payment) on settlements of commodity derivatives	(175,248)	(47,795)	84,181
Gain on debt extinguishment	—	—	(115,095)
Debt issuance costs and discounts	6,246	6,191	17,006
Other, net	(4,725)	3,112	(2,161)
Changes in assets and liabilities, net of effects from acquisitions
Accrued production receivable	20,547	(21,398)	(24,290)
Trade and other receivables	16,094	(4,421)	35,923
Other current and long-term assets	(6,827)	(1,722)	(8,661)
Accounts payable and accrued liabilities	13,008	(24,710)	(34,240)
Oil and natural gas production payable	(15,300)	(3,997)	(6,752)
Other liabilities	42,645	(5,933)	(7,029)
Net cash provided by operating activities	529,685	267,143	219,223

Cash flows from investing activities
Oil and natural gas capital expenditures	(316,647)	(262,867)	(243,027)
Acquisitions of oil and natural gas properties	(541)	(88,886)	(1,310)
CO2 capital expenditures	(5,878)	(2,159)	(2,321)
Pipelines and plants capital expenditures	(23,108)	(2,540)	(2,666)
Net proceeds from sales of oil and natural gas properties and equipment	7,762	1,696	47,725
Other	5,136	(2,058)	(3,064)
Net cash used in investing activities	(333,276)	(356,814)	(204,663)

Cash flows from financing activities
Bank repayments	(1,982,653)	(1,589,000)	(1,730,500)
Bank borrowings	1,507,653	1,763,000	1,856,500
Interest payments treated as a reduction of debt	(79,606)	(50,349)	(25,835)
Proceeds from issuance of senior secured notes	450,000	—	—
Repayment or repurchases of senior subordinated notes	—	(2,503)	(76,708)
Cost of debt financing	(16,060)	(6,289)	(9,574)
Pipeline financing and capital lease debt repayments	(23,300)	(27,462)	(28,849)
Other	(13,486)	1,216	(46)
Net cash provided by (used in) financing activities	(157,452)	88,613	(15,012)
Net increase (decrease) in cash, cash equivalents, and restricted cash	38,957	(1,058)	(452)
Cash, cash equivalents, and restricted cash at beginning of year	15,992	17,050	17,502
Cash, cash equivalents, and restricted cash at end of year	$54,949	$15,992	$17,050

 See accompanying Notes to Consolidated Financial Statements.

Denbury Resources Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands)

	Common Stock ($.001 Par Value)		Paid-In Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Treasury Stock (at cost)		Total Equity
	Shares	Amount			Shares	Amount
Balance – December 31, 2015	354,541,626	$355	$2,353,549	$(1,058,954)	3,124,311	$(46,038)	$1,248,912
Cumulative effect of accounting change	—	—	(415)	16,072	—	—	15,657
Issued or purchased pursuant to stock compensation plans	7,031,767	7	(7)	—	—	—	—
Issued pursuant to directors’ compensation plan	31,930	—	50	—	—	—	50
Issued as part of debt exchange	40,729,332	40	160,451	—	—	—	160,491
Stock-based compensation	—	—	21,042	—	—	—	21,042
Tax withholding – stock compensation	—	—	—	—	782,566	(1,597)	(1,597)
Dividends adjustments	—	—	—	70	—	—	70
Net loss	—	—	—	(976,177)	—	—	(976,177)
Balance – December 31, 2016	402,334,655	402	2,534,670	(2,018,989)	3,906,877	(47,635)	468,448
Issued or purchased pursuant to stock compensation plans	5,201,854	6	(6)	—	—	—	—
Issued pursuant to directors’ compensation plan	12,837	—	—	—	—	—	—
Stock-based compensation	—	—	19,721	—	—	—	19,721
Tax withholding – stock compensation	—	—	—	—	1,550,164	(3,183)	(3,183)
Retirement of treasury stock	(5,000,000)	(5)	(46,557)	—	(5,000,000)	46,562	—
Dividends adjustments	—	—	—	27	—	—	27
Net income	—	—	—	163,152	—	—	163,152
Balance – December 31, 2017	402,549,346	403	2,507,828	(1,855,810)	457,041	(4,256)	648,165
Issued or purchased pursuant to stock compensation plans	4,556,424	4	(4)	—	—	—	—
Issued pursuant to notes conversion	55,249,955	55	161,949	—	—	—	162,004
Stock-based compensation	—	—	15,438	—	—	—	15,438
Tax withholding – stock compensation	—	—	—	—	1,484,708	(6,528)	(6,528)
Net income	—	—	—	322,698	—	—	322,698
Balance – December 31, 2018	462,355,725	$462	$2,685,211	$(1,533,112)	1,941,749	$(10,784)	$1,141,777

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

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments to be cash equivalents if they have maturities of three months or less at the date of purchase. The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported within the Consolidated Balance Sheets to “Cash, cash equivalents, and restricted cash at end of period” as reported within the Consolidated Statements of Cash Flows:

	December 31,
	2018	2017
Cash and cash equivalents	$38,560	$58
Restricted cash included in other assets	16,389	15,934
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$54,949	$15,992

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Amounts included in restricted cash included in “Other assets” in the accompanying Consolidated Balance Sheets represent escrow accounts that are legally restricted for certain of our asset retirement obligations.

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

Under full cost accounting, we may exclude certain unevaluated costs from the amortization base pending determination of whether proved reserves can be assigned to such properties.  The costs classified as unevaluated are transferred to the full cost amortization base as the properties are developed, tested and evaluated. At least annually, we test these assets for impairment based on an evaluation of management’s expectations of future pricing, evaluation of lease expiration terms, and planned project development activities. As a result of this analysis, we recognized impairments of our unevaluated costs totaling $21.4 million and $21.0 million during the years ended December 31, 2017 and 2016, respectively, whereby these costs were transferred to the full cost amortization base. We did not record any impairments of our unevaluated costs during the year ended December 31, 2018.

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

Declines in 2016 average first-day-of-the-month NYMEX oil prices used in estimating our proved reserves led to our recognizing a full cost pool ceiling test write-down totaling $810.9 million during 2016. We did not record any ceiling test write-downs during 2017 or 2018.

Joint Interest Operations.  Substantially all of our oil and natural gas exploration and production activities are conducted jointly with others.  These financial statements reflect only our proportionate interest in such activities, and any amounts due from other partners are included in trade receivables.

Denbury Resources Inc.
Notes to Consolidated Financial Statements

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

Pipelines and Plants

CO2 used in our tertiary floods is transported to our fields through CO2 pipelines.  Costs of CO2 pipelines under construction are not depreciated until the pipelines are placed into service.  Pipelines are depreciated on a straight-line basis over their estimated useful lives, which range from 20 to 50 years. Capitalized costs include $122.5 million of CO2 pipelines as of December 31, 2018, that were either under construction or had not been placed into service and therefore, were not subject to depreciation during 2018.

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

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Intangible Assets

Our intangible assets subject to amortization primarily consist of amounts assigned in purchase accounting to a CO2 purchase contract with ConocoPhillips to offtake CO2 from the Lost Cabin gas plant in Wyoming and is included in our Consolidated Balance Sheets under the caption “Other assets.” We amortize the CO2 contract intangible asset on a straight-line basis over the contract term. Total amortization expense for our intangible assets was $2.4 million, $2.4 million and $2.3 million during the years ended December 31, 2018, 2017 and 2016. The following table summarizes the carrying value of our intangible assets as of December 31, 2018 and 2017:

	December 31,
In thousands	2018	2017
Intangible asset value	$37,848	$37,848
Accumulated amortization	(13,074)	(10,645)
Net book value	$24,774	$27,203

As of December 31, 2018, our estimated amortization expense for our intangible assets subject to amortization over the next five years is as follows:

In thousands
2019	$2,430
2020	2,430
2021	2,430
2022	2,430
2023	2,430

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

We perform our long-lived asset impairment test by comparing the net carrying costs of our long-lived asset groups to the respective expected future undiscounted net cash flows that are supported by these long-lived assets which include production of our probable and possible oil and natural gas reserves. If the undiscounted net cash flows are below the net carrying costs for an asset group, we must record an impairment loss by the amount, if any, that net carrying costs exceed the fair value of the long-lived asset group. We did not record an impairment of long-lived assets during the year ended December 31, 2018.

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

Denbury Resources Inc.
Notes to Consolidated Financial Statements

costs of labor and materials, the effect of inflation on estimated costs, and the discount rate.  Accordingly, asset retirement obligations are considered a Level 3 measurement under the FASC Fair Value Measurement topic.

Commodity Derivative Contracts

We utilize oil and natural gas derivative contracts to mitigate our exposure to commodity price risk associated with our future oil and natural gas production.  These derivative contracts have historically consisted of options, in the form of price floors, collars, three-way collars, fixed-price swaps, fixed-price swaps enhanced with a sold put, and basis swaps.  Our derivative financial instruments, other than any derivative instruments that are designated under the “normal purchase normal sale” exclusion, are recorded on the balance sheet as either an asset or a liability measured at fair value.  We do not apply hedge accounting to our commodity derivative contracts; accordingly, changes in the fair value of these instruments are recognized in “Commodity derivatives expense (income)” in our Consolidated Statements of Operations in the period of change.

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

Oil and natural gas sales are made on a day-to-day basis or under short-term contracts at the current area market price.  We would not expect the loss of any purchaser to have a material adverse effect upon our operations.  For the year ended December 31, 2018, two purchasers accounted for 10% or more of our oil and natural gas revenues: Plains Marketing LP (24%) and Hunt Crude Oil Supply Company (10%). For the years ended December 31, 2017 and 2016, two purchasers accounted for 10% or more of our oil and natural gas revenues: Plains Marketing LP (22% and 20% in 2017 and 2016, respectively) and Marathon Petroleum Company (10% and 14% in 2017 and 2016, respectively).

Other Receivables

Denbury, along with other companies, has supported the development of a proposed plant in the Gulf Coast for which one of the by-products would be CO2, and for which Denbury has an offtake agreement. Since early 2015, we have made successive loans towards this development, which totaled $16.9 million at December 31, 2018. The loan is to be repaid at financial close. We understand the project is supported by multiple offtake agreements of various products and loans from several other interested parties and fixed prices have been agreed upon for engineering, procurement and construction services. We have been informed by the project developer that it has been marketing and negotiating contractual terms with potential equity investors for the project during the past year; however, the expectation of a financial close projected by the developer continues to be delayed. In addition, the project developer has informed us that potential equity investors are interested in obtaining Section 45Q tax credits seeking certification of the captured CO2 from the proposed plant being safely and securely stored in long-term geological storage that will have to be developed in the future. Currently, the requirements to qualify for Section 45Q tax credits associated with future carbon capture and sequestration operations are not clear, as the U.S. Treasury (in consultation with the EPA, Department of Energy and the Department of Interior) have not issued regulations for determining adequate security measures for the geologic storage of CO2 as required by the Bipartisan Budget Act of 2018. Although the project developer continues to work toward a financial close, due to these uncertainties, we believe it is unclear that the project developer will be able to secure the required equity investment and achieve a financial close. Therefore, we have recorded a $16.9 million allowance to fully impair the loan, which is included within “Other expenses” in our Consolidated Statements of Operations for the year ended December 31, 2018.

Income Taxes

Income taxes are accounted for using the asset and liability method, under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets

Denbury Resources Inc.
Notes to Consolidated Financial Statements

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is calculated in the same manner, but includes the impact of potentially dilutive securities. Potentially dilutive securities consist of nonvested restricted stock, stock appreciation rights (“SARs”), nonvested performance-based equity awards, and shares into which our previously-outstanding convertible senior notes were convertible.

The following table sets forth the reconciliations of net income (loss) and weighted average shares used for purposes of calculating basic and diluted net income (loss) per common share for the periods indicated:

	Year Ended December 31,
In thousands	2018	2017	2016
Numerator
Net income (loss) – basic	$322,698	$163,152	$(976,177)
Effect of potentially dilutive securities
Interest on convertible senior notes	539	49	—
Net income (loss) – diluted	$323,237	$163,201	$(976,177)

Denominator
Weighted average common shares outstanding – basic	432,483	390,928	373,859
Effect of potentially dilutive securities
Restricted stock, SARs and performance-based equity awards	6,500	2,242	—
Convertible senior notes	17,186	2,751	—
Weighted average common shares outstanding – diluted	456,169	395,921	373,859

Basic weighted average common shares exclude shares of nonvested restricted stock. As these restricted shares vest, they will be included in the shares outstanding used to calculate basic net income (loss) per common share (although time-vesting restricted stock is issued and outstanding upon grant).  For purposes of calculating diluted weighted average common shares during the year ended December 31, 2018 and 2017, the nonvested restricted stock and performance-based equity awards are included in the computation using the treasury stock method, with the deemed proceeds equal to the average unrecognized compensation during the period, and for the shares underlying the previously-outstanding convertible senior notes as if the convertible senior notes were converted at the beginning of the 2018 and 2017 periods. In April and May 2018, all outstanding convertible senior notes converted into shares of Denbury common stock, resulting in the issuance of 55.2 million shares of our common stock upon conversion. These shares have been included in basic weighted average common shares outstanding beginning on the date of conversion. See Note 6, Long-Term Debt, for further discussion.

Denbury Resources Inc.
Notes to Consolidated Financial Statements

The following securities could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive:

	Year Ended December 31,
In thousands	2018	2017	2016
SARs	2,743	4,512	6,427
Restricted stock and performance-based equity awards	1,234	5,645	5,816

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

Recent Accounting Pronouncements

Recently Adopted

Cash Flows. In November 2016, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (“ASU 2016-18”). ASU 2016-18 addresses the diversity that existed in the classification and presentation of changes in restricted cash on the statement of cash flows, and requires that a statement of cash flows explain the change in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Effective January 1, 2018, we adopted ASU 2016-18, which was applied retrospectively for all comparative periods presented. Accordingly, restricted cash associated with our escrow accounts of $15.9 million and $15.4 million for the years ended December 31, 2018 and 2017, respectively, have been included in “Cash, cash equivalents, and restricted cash at beginning of period” on our Consolidated Statements of Cash Flows and $15.9 million and $15.4 million included in “Cash, cash equivalents, and restricted cash at end of period” for the years ended December 31, 2017 and 2016. The adoption of ASU 2016-18 did not have an impact on our consolidated balance sheets or results of operations.

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. In March, April and May 2016, the FASB issued four additional ASUs which primarily clarified the implementation guidance on principal versus agent considerations, performance obligations and licensing, collectibility, presentation of sales taxes and other similar taxes collected from customers, and non-cash consideration. Effective January 1, 2018, we adopted ASU 2014-09 using the modified retrospective method. The adoption of ASU 2014-09 did not have an impact on our consolidated financial statements but required enhanced footnote disclosures. See Note 2, Revenue Recognition, for additional information.

Not Yet Adopted

Fair Value Measurement.  In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”).  ASU 2018-13 adds, modifies, or removes certain disclosure requirements for recurring and nonrecurring fair value measurements based on the FASB’s consideration of costs and benefits. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. Entities must adopt the amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty prospectively, and all other amendments should be applied retrospectively to all periods presented. The adoption of ASU 2018-13 is currently not expected to have a material effect on our consolidated financial statements but may require enhanced footnote disclosures.

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the guidance for lease accounting to require lease assets and liabilities to be recognized on the balance sheet, along with additional disclosures regarding key leasing arrangements. The ASU does not apply to mineral leases or leases that convey the right to explore for or use the land on which oil, natural gas, and similar natural resources are contained. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. Entities must adopt the standard using a modified retrospective transition and apply the guidance to the earliest comparative period presented, with certain practical expedients that entities may elect to apply. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) – Land Easement Practical Expedient for Transition to Topic 842, which provides an optional practical expedient to existing or expired land easements that were not previously accounted for as leases under Topic 840, which permits a company to evaluate only new or modified land easements under the new guidance. We intend to adopt the standard using a modified retrospective approach with an application date of January 1, 2019 and elect the practical expedients provided in the new ASUs that allow historical lease classification of existing leases, allow entities to recognize leases with terms of one year or less in their statement of operations, and carry forward our accounting treatment for existing land easement agreements. We have implemented a software system to summarize the key contract terms and financial information associated with each lease agreement, in order to assess the impact the adoption of ASU 2016-02 and ASU 2018-01 will have on our consolidated financial statements. Based on our assessment of our leasing arrangements, we anticipate recording an operating lease liability of approximately $55 million primarily for office leases. The liability recognized for our financing leases has not changed as a result of the adoption of ASU 2016-02.

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

Denbury Resources Inc.
Notes to Consolidated Financial Statements

•Recognize revenue when, or as, we satisfy a performance obligation – Once we have delivered the volume of commodity to the delivery point and the customer takes delivery and possession, we are entitled to payment and we invoice the customer for such delivered production. Payment under most oil and CO2 contracts is made within a month following product delivery and for natural gas and NGL contracts is generally made within two months following delivery. Timing of revenue recognition may differ from the timing of invoicing to customers; however, as the right to consideration after delivery is unconditional based on only the passage of time before payment of the consideration is due, upon delivery we record a receivable in “Accrued production receivable” in our Consolidated Balance Sheets, which was $125.8 million and $146.3 million as of December 31, 2018 and December 31, 2017, respectively.

Disaggregation of Revenue

The following table summarizes our revenues by product type for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
In thousands	2018	2017	2016
Oil sales	$1,412,358	$1,079,703	$924,618
Natural gas sales	10,231	9,963	11,133
CO2 sales and transportation fees	31,145	26,182	24,816
	$1,453,734	$1,115,848	$960,567

Note 3. Potential Asset Sales

We are marketing for sale certain surface land with no active oil and gas operations in the Houston area. As of December 31, 2018, the carrying value of the land was $33.0 million, which is included in “Other property and equipment” on our Consolidated Balance Sheets.

Note 4. Asset Retirement Obligations

The following table summarizes the changes in our asset retirement obligations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
In thousands	2018	2017
Beginning asset retirement obligations	$166,310	$149,120
Liabilities incurred and assumed during period	2,201	2,698
Revisions in estimated retirement obligations	2,298	6,867
Liabilities settled and sold during period	(9,481)	(5,617)
Accretion expense	15,257	13,242
Ending asset retirement obligations	176,585	166,310
Less: current asset retirement obligations(1)	(2,115)	(554)
Long-term asset retirement obligations	$174,470	$165,756

(1)	Included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets.

Liabilities assumed relate to minor acquisitions, with liabilities incurred generally relating to wells and facilities.

We have escrow accounts that are legally restricted for certain of our asset retirement obligations.  The balances of these escrow accounts were $42.1 million and $40.6 million as of December 31, 2018 and 2017, respectively.  These balances are primarily invested in U.S. Treasury bonds, recorded at amortized cost, and money market accounts, which investments are included in “Other assets” in our Consolidated Balance Sheets.  A portion of these investments are included in cash, cash equivalents, and restricted cash balances on our Consolidated Statements of Cash Flows (see Note 1, Significant Accounting Policies – Cash, Cash

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Equivalents, and Restricted Cash). The carrying value of these investments approximates their estimated fair market value as of December 31, 2018 and 2017.

Note 5. Unevaluated Property

A summary of the unevaluated property costs excluded from oil and natural gas properties being amortized at December 31, 2018, and the year in which the costs were incurred follows:

	December 31, 2018
	Costs Incurred During:
In thousands	2018	2017	2016	2015 and Prior	Total
Property acquisition costs	$—	$8,527	$—	$582,364	$590,891
Exploration and development	9,849	6,948	20,673	189,890	227,360
Capitalized interest	36,510	30,762	25,220	85,957	178,449
Total	$46,359	$46,237	$45,893	$858,211	$996,700

Our property acquisition costs for 2015 and prior were primarily related to the fair value allocated to the purchase of interests in the Cedar Creek Anticline (“CCA”) and Hartzog Draw, as well as CO2 tertiary potential at Conroe Field. Exploration and development costs shown as unevaluated properties are primarily associated with our tertiary oil fields that are under development but did not have proved reserves at December 31, 2018.  The most significant development costs incurred during each period relate to development in preparation for the CO2 floods at Grieve and Webster fields. We have not yet recognized proved tertiary reserves in these fields.

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

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Note 6. Long-Term Debt

The table below reflects long-term debt and capital lease obligations outstanding as of December 31, 2018 and 2017:

	December 31,
In thousands	2018	2017
Senior Secured Bank Credit Agreement	$—	$475,000
9% Senior Secured Second Lien Notes due 2021	614,919	614,919
9¼% Senior Secured Second Lien Notes due 2022	455,668	381,568
7½% Senior Secured Second Lien Notes due 2024	450,000	—
3½% Convertible Senior Notes due 2024	—	84,650
6⅜% Senior Subordinated Notes due 2021	203,545	215,144
5½% Senior Subordinated Notes due 2022	314,662	408,882
4⅝% Senior Subordinated Notes due 2023	307,978	376,501
Pipeline financings	180,073	192,429
Capital lease obligations	5,362	26,298
Total debt principal balance	2,532,207	2,775,391
Future interest payable(1)	250,218	316,818
Debt issuance costs	(13,089)	(7,935)
Total debt, net of debt issuance costs	2,769,336	3,084,274
Less: current maturities of long-term debt(1)	(105,125)	(105,188)
Long-term debt and capital lease obligations	$2,664,211	$2,979,086

(1)
Future interest payable represents most of the interest due over the term of our 9% Senior Secured Second Lien Notes due 2021 (the “2021 Senior Secured Notes”), 9¼% Senior Secured Second Lien Notes due 2022 (the “2022 Senior Secured Notes”) and to a small extent our previously outstanding 3½% Convertible Senior Notes due 2024 (the “2024 Convertible Senior Notes”) and has been accounted for as debt in accordance with FASC 470-60, Troubled Debt Restructuring by Debtors. Our current maturities of long-term debt as of December 31, 2018 include $85.3 million of future interest payable related to the 2021 Senior Secured Notes and 2022 Senior Secured Notes that is due within the next twelve months. See January 2018 Senior Subordinated Note Exchanges and 2017 Senior Subordinated Note Exchanges below for further discussion.

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

In August 2018, we entered into the Sixth Amendment to the Bank Credit Agreement (the “Sixth Amendment”), pursuant to which the following changes were made to the Bank Credit Agreement:

•
The maturity date was extended from December 9, 2019 to December 9, 2021, provided that the maturity date may occur earlier (between February 2021 and August 2021) if the 2021 Senior Secured Notes due in May 2021 or 6⅜% Senior Subordinated Notes due in August 2021 (the “2021 Notes”) are not repaid or refinanced by their respective maturity dates;

•	The borrowing base and total commitments were reduced from $1.05 billion to $615 million while streamlining our bank group from 24 to 14 banks;

•	The amount of junior lien debt we can incur was increased from $1.2 billion to $1.65 billion outstanding in the aggregate at any one time; and

•
A Consolidated Total Debt to Consolidated EBITDAX financial maintenance covenant was added with a ratio not to exceed 5.25 to 1.0 through December 31, 2020, and 4.50 to 1.0 thereafter through the maturity date.

At December 31, 2018, in addition to the Consolidated Total Debt to Consolidated EBITDAX covenant added by the Sixth Amendment, the Bank Credit Agreement contains certain financial performance covenants through the maturity of the facility, including the following:

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

As of December 31, 2018, (1) loans under the Bank Credit Agreement were subject to varying rates of interest based on either (a) for ABR Loans, a base rate determined under the Bank Credit Agreement (the “ABR”) plus an applicable margin ranging from 1.75% to 2.75% per annum, or (b) for LIBOR Loans, the LIBOR rate plus an applicable margin ranging from 2.75% to 3.75% per annum (capitalized terms as defined in the Bank Credit Agreement) and (2) the undrawn portion of the aggregate lender commitments under the Bank Credit Agreement was subject to a commitment fee of 0.50%. As of December 31, 2018, we had no outstanding borrowings and were in compliance with all debt covenants under the Bank Credit Agreement. The weighted average interest rate on borrowings outstanding under the Bank Credit Agreement was 4.5% as of December 31, 2017.

The above description of our Bank Credit Agreement is qualified by the express language and defined terms contained in the Bank Credit Agreement and the amendments thereto, each of which are filed as exhibits to our periodic reports filed with the SEC.

January 2018 Senior Subordinated Note Exchanges

During January 2018, we closed transactions to exchange a total of $174.3 million aggregate principal amount of our then existing senior subordinated notes for $74.1 million aggregate principal amount of new 2022 Senior Secured Notes and $59.4 million aggregate principal amount of new 5% Convertible Senior Notes due 2023 (the “2023 Convertible Senior Notes”), resulting in a net reduction in our debt principal from these exchanges of $40.8 million. The exchanged notes consisted of $11.6 million aggregate principal amount of our 2021 Notes, $94.2 million aggregate principal amount of our 5½% Senior Subordinated Notes due 2022 (the “2022 Notes”) and $68.5 million aggregate principal amount of our 4⅝% Senior Subordinated Notes due 2023 (the “2023 Notes”).

In accordance with FASC 470-60, the exchanges were accounted for as a troubled debt restructuring due to the level of concession provided by our senior subordinated note holders. Under this guidance, future interest applicable to the new 2022 Senior Secured Notes and 2023 Convertible Senior Notes was recorded as debt up to the point that the principal and future interest of the new notes was equal to the principal amount of the extinguished notes, rather than recognizing a gain on extinguishment for this amount. In May 2018, the debt principal balance and future interest applicable to the 2023 Convertible Senior Notes were reclassified to “Paid-in capital in excess of par” and “Common stock” in our Consolidated Balance Sheets following the conversion of the notes into shares of Denbury common stock (see Conversions of 2023 and 2024 Convertible Senior Notes into Common Stock in April and May 2018 below for further discussion). As of December 31, 2018, $113.8 million of future interest on the

Denbury Resources Inc.
Notes to Consolidated Financial Statements

2022 Senior Secured Notes was recorded as debt, which will be reduced as semiannual interest payments are made, with the remaining $23.2 million of future interest to be recognized as interest expense over the term of these notes. Therefore, future interest expense reflected in our Consolidated Statements of Operations on the 2022 Senior Secured Notes will be significantly lower than the actual cash interest payments.

2017 Senior Subordinated Note Exchanges

During December 2017, we entered into privately negotiated agreements to exchange a total of $609.8 million aggregate principal amount of our existing senior subordinated notes for $381.6 million aggregate principal amount of new 2022 Senior Secured Notes and $84.7 million aggregate principal amount of new 2024 Convertible Senior Notes, resulting in a net reduction in our debt principal from these exchanges of $143.6 million. The exchanged notes consisted of $364.0 million aggregate principal amount of our 2022 Notes and $245.8 million aggregate principal amount of our 2023 Notes.

2016 Senior Subordinated Note Exchanges

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

Conversions of 2023 and 2024 Convertible Senior Notes into Common Stock in April and May 2018

During the second quarter of 2018, holders of all $59.4 million aggregate principal amount outstanding of our 2023 Convertible Senior Notes and $84.7 million aggregate principal amount outstanding of our 2024 Convertible Senior Notes converted their notes into shares of Denbury common stock, at the rates specified in the indentures for these notes, resulting in the issuance of 55.2 million shares of our common stock upon conversion. The debt principal balances and future interest treated as debt applicable to the 2023 Convertible Senior Notes and 2024 Convertible Senior Notes, totaling $162.0 million, were reclassified to “Paid-in capital in excess of par” and “Common stock” in our Consolidated Balance Sheets upon the conversion of the notes into shares of Denbury common stock. As of April 18, 2018 and May 30, 2018, there were no remaining 2024 Convertible Senior Notes and 2023 Convertible Senior Notes outstanding, respectively.

Senior Secured Second Lien Notes

9% Senior Secured Second Lien Notes due 2021. In May 2016, we issued $614.9 million of 2021 Senior Secured Notes.  The 2021 Senior Secured Notes, which bear interest at a rate of 9% per annum, were issued at par in connection with privately negotiated exchanges with a limited number of holders of existing senior subordinated notes (see 2016 Senior Subordinated Note Exchanges above).  The 2021 Senior Secured Notes mature on May 15, 2021, and interest is payable semiannually in arrears on May 15 and November 15 of each year.  We may redeem the 2021 Senior Secured Notes in whole or in part at our option beginning December 15, 2018, at a redemption price of 109% of the principal amount, and at declining redemption prices thereafter, as specified in the indenture governing the 2021 Senior Secured Notes. The 2021 Senior Secured Notes are not subject to any sinking fund requirements.

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

9¼% Senior Secured Second Lien Notes due 2022. In December 2017 and January 2018, we issued $381.6 million and $74.1 million, respectively, of 2022 Senior Secured Notes.  The 2022 Senior Secured Notes, which bear interest at a rate of 9.25% per annum, were issued at par in connection with exchanges with a limited number of holders of existing senior subordinated notes (see January 2018 Senior Subordinated Note Exchanges and 2017 Senior Subordinated Note Exchanges above).  The 2022 Senior Secured Notes mature on March 31, 2022, and interest is payable semiannually in arrears on March 31 and September 30 of each year.  We may redeem the 2022 Senior Secured Notes in whole or in part at our option beginning March 31, 2019, at a redemption price of 109.25% of the principal amount, and at declining redemption prices thereafter, as specified in the indenture governing

Denbury Resources Inc.
Notes to Consolidated Financial Statements

the 2022 Senior Secured Notes.  Prior to March 31, 2019, we may at our option redeem up to an aggregate of 35% of the principal amount of the 2022 Senior Secured Notes at a price of 109.25% of par with the proceeds of certain equity offerings.  In addition, at any time prior to March 31, 2019, we may redeem the 2022 Senior Secured Notes in whole or in part at a price equal to 100% of the principal amount plus a “make-whole” premium and accrued and unpaid interest.  The 2022 Senior Secured Notes are not subject to any sinking fund requirements.

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

7½% Senior Secured Second Lien Notes due 2024. In August 2018, we issued $450.0 million of 7½% Senior Secured Second Lien Notes due 2024 (the “2024 Senior Secured Notes”). The 2024 Senior Secured Notes, which bear interest at a rate of 7.50% per annum, were issued at par to repay outstanding borrowings on our Bank Credit Agreement, with additional proceeds used for general corporate purposes. The 2024 Senior Secured Notes mature on February 15, 2024, and interest is payable semiannually in arrears on February 15 and August 15 of each year, beginning in February 2019. We may redeem the 2024 Senior Secured Notes in whole or in part at our option beginning August 15, 2020, at a redemption price of 103.75% of the principal amount, and at declining redemption prices thereafter, as specified in the indenture governing the 2024 Senior Secured Notes. Prior to August 15, 2020, we may at our option redeem up to an aggregate of 35% of the principal amount of the 2024 Senior Secured Notes at a price of 107.50% of par with the proceeds of certain equity offerings. In addition, at any time prior to August 15, 2020, we may redeem the 2024 Senior Secured Notes in whole or in part at a price equal to 100% of the principal amount plus a “make-whole” premium and accrued and unpaid interest. The 2024 Senior Secured Notes are not subject to any sinking fund requirements.

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

Restrictive Covenants in Indentures for Senior Secured Second Lien Notes. Each of the indentures for the 2021 Senior Secured Notes, 2022 Senior Secured Notes and 2024 Senior Secured Notes contains customary covenants that are generally consistent and that restrict our ability and the ability of our restricted subsidiaries to (1) incur additional debt; (2) make investments; (3) create liens on our assets or the assets of our restricted subsidiaries; (4) create limitations on the ability of our restricted subsidiaries to pay dividends or make other payments to DRI or other restricted subsidiaries; (5) engage in transactions with our affiliates; (6) transfer or sell assets or subsidiary stock; (7) consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries; and (8) make restricted payments (which includes paying dividends on our common stock or redeeming, repurchasing or retiring such stock or subordinated debt (including existing senior subordinated notes)), provided that in certain circumstances we may make unlimited restricted payments so long as we maintain a ratio of total debt to EBITDA (as defined in the indentures) not to exceed 2.5 to 1.0 (both before and after giving effect to any restricted payment). As of December 31, 2018, we were in compliance with all debt covenants under the indentures related to our senior secured second lien notes.

Senior Subordinated Notes

6⅜% Senior Subordinated Notes due 2021. In February 2011, we issued $400 million of 2021 Notes.  The 2021 Notes, which bear interest at a rate of 6.375% per annum, were sold at par. The 2021 Notes mature on August 15, 2021, and interest is payable on February 15 and August 15 of each year.  At any time prior to August 15, 2019, we may redeem the 2021 Notes in whole or in part at our option at a redemption price of 101.062% of the principal amount, and at declining redemption prices thereafter, as specified in the indenture.

5½% Senior Subordinated Notes due 2022. In April 2014, we issued $1.25 billion of 2022 Notes. The 2022 Notes, which bear interest at a rate of 5.5% per annum, were sold at par. The 2022 Notes mature on May 1, 2022, and interest is payable on May 1 and November 1 of each year. At any time prior to May 1, 2019, we may redeem the 2022 Notes in whole or in part at our option, at a redemption price of 102.750% of the principal amount, and at declining redemption prices thereafter, as specified in the indenture. The 2022 Notes are not subject to any sinking fund requirements.

Denbury Resources Inc.
Notes to Consolidated Financial Statements

4⅝% Senior Subordinated Notes due 2023. In February 2013, we issued $1.2 billion of 2023 Notes. The 2023 Notes, which bear interest at a rate of 4.625% per annum, were sold at par. The 2023 Notes mature on July 15, 2023, and interest is payable on January 15 and July 15 of each year. At any time prior to January 15, 2020, we may redeem the 2023 Notes in whole or in part at our option at a redemption price of 101.542% of the principal amount, and at declining redemption prices thereafter, as specified in the indenture. The 2023 Notes are not subject to any sinking fund requirements.

Restrictive Covenants in Indentures for Senior Subordinated Notes. Each of the indentures for the 2021 Notes, 2022 Notes and 2023 Notes contains certain covenants that are generally consistent and that restrict our ability and the ability of our restricted subsidiaries to take or permit certain actions, including restrictions on our ability and the ability of our restricted subsidiaries to (1) incur additional debt; (2) make investments; (3) create liens on our assets or the assets of our restricted subsidiaries; (4) create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to DRI or other restricted subsidiaries; (5) engage in transactions with our affiliates; (6) transfer or sell assets or subsidiary stock; (7) consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries; and (8) make restricted payments (which includes paying dividends on our common stock or redeeming, repurchasing or retiring such stock or subordinated debt), provided that the restricted payments covenant in the indentures for the 2022 and 2023 Notes (the “2022 and 2023 Indentures”) permits us in certain circumstances to make unlimited restricted payments so long as we maintain a ratio of total debt to EBITDA (both as defined in the 2022 and 2023 Indentures) not to exceed 2.5 to 1.0 (both before and after giving effect to any restricted payment), although we will not be able to realize the practical benefit of the restricted payment covenant flexibility in the 2022 and 2023 Indentures until the 2021 Notes have been redeemed or retired. As of December 31, 2018, we were in compliance with all debt covenants under the indentures related to our senior subordinated notes.

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

Debt Issuance Costs

In connection with the issuance of our outstanding long-term debt, we have incurred debt issuance costs, which are being amortized to interest expense using the straight line or effective interest method over the term of each related facility or borrowing.  Remaining unamortized debt issuance costs were $19.1 million and $13.8 million at December 31, 2018 and 2017, respectively.  Issuance costs associated with our Bank Credit Agreement are included in “Other assets” in our Consolidated Balance Sheets, and issuance costs associated with our senior secured second lien notes and senior subordinated notes are included as a reduction of “Long-term debt, net of current portion” in our Consolidated Balance Sheets.

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Indebtedness Repayment Schedule

At December 31, 2018, our indebtedness, including our capital and financing lease obligations but excluding future interest payable treated as debt in accordance with FASC 470-60, Troubled Debt Restructuring by Debtors, is payable over the next five years and thereafter as follows:

In thousands
2019	$19,180
2020	16,638
2021	834,296
2022	788,752
2023	327,622
Thereafter	545,719
Total indebtedness	$2,532,207

Note 7. Income Taxes

Our income tax provision (benefit) is as follows:

	Year Ended December 31,
In thousands	2018	2017	2016
Current income tax expense (benefit)
Federal	$(17,885)	$(19,485)	$—
State	1,884	(1,388)	(785)
Total current income tax benefit	(16,001)	(20,873)	(785)

Deferred income tax expense (benefit)
Federal	93,395	(113,863)	(521,519)
State	9,839	18,084	(21,866)
Total deferred income tax expense (benefit)	103,234	(95,779)	(543,385)
Total income tax expense (benefit)	$87,233	$(116,652)	$(544,170)

At December 31, 2018, we had no federal net operating loss carryforwards (“NOLs”), tax effected business interest expense carryforward totaling $9.0 million, state NOLs and tax credits totaling $52.4 million (before provision for valuation allowance), an estimated $57.8 million of enhanced oil recovery credits to carry forward related to our tertiary operations, an estimated $21.6 million of research and development credits, and $18.1 million of alternative minimum tax credits.  Under the Tax Cut and Jobs Act (“the Act”) enacted in December 2017, all of our alternative minimum tax credits are fully refundable by 2021 and are recorded as a receivable on the balance sheet. We considered our assessment of the recorded tax benefit associated with the impacts of the Act to be substantially complete as of December 31, 2017, which is reflected in the table reconciling income tax expense below. Federal and state regulatory guidance of the Act are continuing to be issued and could result in further tax effects but are not expected to be material to our financial statements. Our business interest expense carryforward does not expire. Our state NOLs expire in various years, starting in 2019, although most do not begin to expire until 2024. Our enhanced oil recovery credits and research and development credits begin to expire in 2024 and 2031, respectively.

Deferred income taxes reflect the available tax carryforwards and the temporary differences based on tax laws and statutory rates in effect at the December 31, 2018 and 2017 balance sheet dates.  As of December 31, 2018, we had $51.1 million of deferred tax assets associated with State of Louisiana and Mississippi net operating losses and tax credits. A tax valuation allowance was recorded in 2015 to reduce the carrying value of our Louisiana deferred tax assets as the result of a tax law enacted in the State of Louisiana, which limits a company’s utilization of certain deductions, including our net operating loss carryforwards. As of December 31, 2018, tax valuation allowances totaling $41.9 million were recorded for our State of Louisiana deferred tax assets. Based on losses from falling commodity prices and lower future forecasted income related to our Mississippi deferred tax assets,

Denbury Resources Inc.
Notes to Consolidated Financial Statements

we concluded it was not more-likely-than-not that the deferred tax assets would be realized. Accordingly, we recorded a valuation allowance against our Mississippi deferred tax assets in 2017. As of December 31, 2018, tax valuation allowances totaling $9.2 million were recorded for our State of Mississippi deferred tax assets. The valuation allowances will remain until the realization of future deferred tax benefits are more likely than not to become utilized. The decrease in our valuation allowance was due to a utilization of a portion of our net operating loss carryforwards, offset by the generation of additional state tax credit carryforwards.

As of December 31, 2018, we had an unrecognized tax benefit of $5.4 million related to an uncertain tax position.  The unrecognized tax benefit was recorded during 2015 as a direct reduction of the associated deferred tax asset and, if recognized, would not materially affect our annual effective tax rate.  The tax benefit from an uncertain tax position will only be recognized if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position.  We currently do not expect a material change to the uncertain tax position within the next 12 months.  Our policy is to recognize penalties and interest related to uncertain tax positions in income tax expense; however, no such amounts were accrued related to the uncertain tax position as of December 31, 2018.

Significant components of our deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	December 31,
In thousands	2018	2017
Deferred tax assets
Loss carryforwards – federal	$—	$18,581
Loss and tax credit carryforwards – state	52,366	53,367
Tax credit carryover	—	20,270
Business credit carryforwards	79,528	73,057
Derivative contracts	—	23,024
Unrecognized gain and original issue discount on debt exchange	73,937	85,951
Accrued liabilities and other reserves	25,231	2,673
Other	32,257	29,681
Valuation allowance	(51,093)	(51,134)
Total deferred tax assets	212,226	255,470

Deferred tax liabilities
Property and equipment	(492,214)	(450,629)
Derivative contracts	(23,127)	—
Other	(6,643)	(2,940)
Total deferred tax liabilities	(521,984)	(453,569)
Total net deferred tax liability	$(309,758)	$(198,099)

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Our reconciliation of income tax expense computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year Ended December 31,
In thousands	2018	2017	2016
Income tax provision (benefit) calculated using the federal statutory income tax rate	$86,086	$16,275	$(532,121)
State income taxes, net of federal income tax benefit	11,968	2,764	(25,351)
Tax shortfall (windfall) on stock-based compensation deduction	(1,565)	5,567	9,557
Valuation allowance	(42)	5,562	2,910
Enhanced oil recovery tax credits generated	(10,818)	(11,307)	—
Re-measurement of deferreds related to federal tax rate change	—	(132,224)	—
Other	1,604	(3,289)	835
Total income tax expense (benefit)	$87,233	$(116,652)	$(544,170)

We file consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state jurisdictions.  The statutes of limitation for our income tax returns for tax years ending prior to 2015 have lapsed and therefore are not subject to examination by respective taxing authorities. We have not paid any significant interest or penalties associated with our income taxes.

Note 8. Stockholders’ Equity

401(k) Plan

We offer a 401(k) plan to which employees may contribute earnings subject to IRS limitations.  We match 100% of an employee’s contribution, up to 6% of compensation, as defined by the plan, which is vested immediately.  During 2018, 2017 and 2016, our matching contributions to the 401(k) plan were approximately $6.2 million, $7.1 million and $7.7 million, respectively.

2017 Retirement of Treasury Stock

During the year ended December 31, 2017, we retired 5.0 million shares of existing treasury stock, with a carrying value of $46.6 million, acquired principally through the delivery by our employees of shares to satisfy tax withholding requirements related to the vesting of restricted shares, as well as shares acquired through our stock repurchase program. These retired shares were included in the pool of authorized but unissued shares at the date of retirement. Our accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the excess amount of treasury stock retired.

Note 9. Stock Compensation

The Amended and Restated 2004 Omnibus Stock and Incentive Plan, amended and restated as of March 29, 2018 (the “2004 Plan”), is an incentive plan that provides for the issuance of incentive and non-qualified stock options, restricted stock awards, restricted stock units, SARs settled in stock, and performance-based awards to officers, employees and directors. Since the 2004 Plan’s inception, awards covering a total of 48.4 million shares of common stock have been authorized for issuance pursuant to the 2004 Plan.  As of December 31, 2018, 9.1 million shares were available under the 2004 Plan for future issuance of awards, all of which could be issued in the form of restricted stock or performance-based awards.  Our incentive compensation program is administered by the Compensation Committee of our Board of Directors. The 2004 Plan was last approved by our stockholders in May 2017 and will expire in May 2027.

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

Stock-based compensation costs for the years ended December 31, 2018, 2017 and 2016, are as follows:

	Year Ended December 31,
In thousands	2018	2017	2016
Stock-based compensation expensed
General and administrative expenses	$11,951	$15,154	$14,359
Lease operating expenses	—	—	636
Total stock-based compensation expensed	11,951	15,154	14,995
Stock-based compensation capitalized	3,487	4,567	6,047
Total cost of stock-based compensation arrangements	$15,438	$19,721	$21,042

Income tax benefit recognized for stock-based compensation arrangements	$2,988	$5,759	$5,698

SARs

Prior to January 1, 2016, we granted SARs settled in stock to our employees. The SARs generally become exercisable over a three-year vesting period, with the specific terms of vesting determined at the time of grant based on guidelines established by the Compensation Committee of the Board of Directors.  The SARs expire over terms not to exceed 7 years from the date of grant, 90 days after termination of employment, 90 days or one year after permanent disability, depending on the award, or one year after the death of the optionee.  The SARs were granted with a strike price equal to the fair market value at the time of grant, which is generally defined as the closing price on the NYSE on the date of grant.

The following is a summary of our SAR activity:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	3,666,025	$13.07
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(1,165,140)	18.78
Outstanding at December 31, 2018	2,500,885	10.41	2.2	$—

Exercisable at end of period	2,497,612	$10.41	2.2	$—

The following is a summary of the total intrinsic value of SARs exercised and grant-date fair value of SARs vested:

	Year Ended December 31,
In thousands	2018	2017	2016
Intrinsic value of SARs exercised	$—	$—	$—
Grant-date fair value of SARs vested	1,095	1,818	4,787

Denbury Resources Inc.
Notes to Consolidated Financial Statements

As of December 31, 2018, all SARs vested and there was no remaining compensation cost to be recognized in future periods related to nonvested share-based SAR compensation arrangements. There were no exercises of SARs for the years ended December 31, 2018, 2017 or 2016.

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

As of December 31, 2018, there was $23.0 million of unrecognized compensation expense related to nonvested non-performance-based restricted stock grants.  This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years.  The following is a summary of the total vesting date fair value of non-performance-based restricted stock:

	Year Ended December 31,
In thousands	2018	2017	2016
Fair value of restricted stock vested	$23,060	$9,325	$6,161

A summary of the status of our nonvested non-performance-based restricted stock grants issued, and the changes during the year ended December 31, 2018, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2017	9,748,683	$2.51
Granted	4,651,571	4.62
Vested	(5,055,129)	2.81
Forfeited	(354,547)	3.43
Nonvested at December 31, 2018	8,990,578	3.40

Performance-Based Equity Awards

Annually, the Compensation Committee of the Board of Directors grants performance-based equity awards to Denbury’s officers.  Performance-based awards generally vest over 1.25 to 3.25 years for awards granted in 2016 and 2017 and over 3.25 years for awards granted in 2018. The number of performance-based shares earned (and eligible to vest) during the performance period will depend upon: (1) our level of success in achieving specifically identified performance targets (“Performance-Based Operational Awards”) and (2) performance of our stock relative to that of a designated peer group (“Performance-Based TSR Awards”).  Generally, one-half of the maximum number of shares that could be earned under the performance-based awards will be earned for performance at the designated target levels (100% target vesting levels) or upon any earlier change of control, and twice the target number of shares will be earned if the maximum target levels are met (200% of target vesting levels).  With respect to the performance-based equity awards, any amounts earned above the 100% target levels will be payable in cash, rather than in shares of Denbury stock, in order to conserve available shares under the Plan. If performance is below the designated minimum levels, no performance-based shares will be earned.  Performance-Based Operational Awards are valued using the fair market value of Denbury stock, and Performance-Based TSR Awards are valued using a Monte Carlo simulation.

Denbury Resources Inc.
Notes to Consolidated Financial Statements

As of December 31, 2018, there was $4.3 million of unrecognized compensation expense related to nonvested performance-based equity awards.  This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years.  The range of assumptions used in the Monte Carlo simulation valuation approach for Performance-Based TSR Awards (presented at the target level) are as follows:

	Year Ended December 31,
	2018	2017	2016
Weighted average fair value of Performance-Based TSR Awards granted	$2.29	$3.42	$1.78
Risk-free interest rate	2.37%	1.49%	1.31%
Expected life	3.0 years	3.0 years	3.0 years
Expected volatility	102.9%	94.7%	57.2%
Dividend yield	—%	—%	—%

A summary of the status of the nonvested performance-based equity awards (presented at the target level) during the year ended December 31, 2018, is as follows:

	Performance-Based Operational Awards		Performance-Based TSR Awards
	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2017	554,218	$5.47	2,497,417	$3.76
Granted(1)	857,812	2.43	1,705,342	2.29
Vested(2)	(554,218)	5.47	(396,643)	7.55
Forfeited	—	—	—	—
Nonvested at December 31, 2018	857,812	2.43	3,806,116	2.71

(1)
Amounts granted reflect the number of performance units granted. The actual payout of the shares may be between 0% and 200%, with any amounts earned above the 100% target levels payable in cash, rather than in shares of Denbury stock, in order to conserve available shares under the Plan.

(2)
During 2018, the service period lapsed on these performance unit awards. The lapsed units earned a weighted average of 75% and 53% of target for each vested Operational and TSR performance-based award, respectively, representing 415,045 aggregate shares of common stock issued.

The following is a summary of the total vesting date fair value of performance-based equity awards:

	Year Ended December 31,
In thousands	2018	2017	2016
Vesting date fair value of Performance-Based Operational Awards	$595	$1,079	$—
Vesting date fair value of Performance-Based TSR Awards	542	227	81

Note 10. Commodity Derivative Contracts

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

We manage and control market and counterparty credit risk through established internal control procedures that are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures and diversification, and all of our commodity derivative contracts are with parties that are lenders under our Bank Credit Agreement (or affiliates of such lenders). As of December 31, 2018, all of our outstanding derivative contracts were subject to enforceable master netting arrangements whereby payables on those contracts can be offset against receivables from separate derivative contracts with the same counterparty. It is our policy to classify derivative assets and liabilities on a gross basis on our balance sheets, even if the contracts are subject to enforceable master netting arrangements.

The following table summarizes our commodity derivative contracts as of December 31, 2018, none of which are classified as hedging instruments in accordance with the FASC Derivatives and Hedging topic:

Months	Index Price	Volume (Barrels per day)	Contract Prices ($/Bbl)
			Range(1)			Weighted Average Price
						Swap	Sold Put	Floor	Ceiling
Oil Contracts:
2019 Fixed-Price Swaps
Jan – June	NYMEX	3,500	$59.00	–	59.10	$59.05	$—	$—	$—
Jan – Dec	Argus LLS	7,000	60.00	–	74.90	66.57	—	—	—
2019 Three-Way Collars(2)
Jan – June	NYMEX	18,500	$55.00	–	75.45	$—	$48.84	$56.84	$69.94
July – Dec	NYMEX	22,000	55.00	–	75.45	—	48.55	56.55	69.17
Jan – Dec	Argus LLS	5,500	62.00	–	86.00	—	54.73	63.09	79.93
2020 Three-Way Collars(2)
Jan – Dec	NYMEX	1,000	$60.00	–	82.65	$—	$50.00	$60.00	$82.50
Jan – Dec	Argus LLS	1,000	65.00	–	87.10	—	55.00	65.00	86.80

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

Note 11. Fair Value Measurements

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
Notes to Consolidated Financial Statements

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

•
Level 3 – Pricing inputs include significant inputs that are generally less observable.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  As of December 31, 2018, instruments in this category included non-exchange-traded three-way collars that were based on regional pricing other than NYMEX (e.g., Light Louisiana Sweet). The valuation models utilized for costless collars and three-way collars were consistent with the methodologies described above; however, the implied volatilities utilized in the valuation of Level 3 instruments were developed using a benchmark, which was considered a significant unobservable input. An increase or decrease of 100 basis points in the implied volatility inputs utilized in our fair value measurement would result in a change of approximately $180 thousand in the fair value of these instruments as of December 31, 2018.

We adjust the valuations from the valuation model for nonperformance risk, using our estimate of the counterparty’s credit quality for asset positions and our credit quality for liability positions.  We use multiple sources of third-party credit data in determining counterparty nonperformance risk, including credit default swaps.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and 2017:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
In thousands	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2018
Assets
Oil derivative contracts – current	$—	$81,621	$11,459	$93,080
Oil derivative contracts – long-term	—	2,030	2,165	4,195
Total Assets	$—	$83,651	$13,624	$97,275

December 31, 2017
Liabilities
Oil derivative contracts – current	$—	$(99,061)	$—	$(99,061)
Total Liabilities	$—	$(99,061)	$—	$(99,061)

Since we do not apply hedge accounting for our commodity derivative contracts, any gains and losses on our assets and liabilities are included in “Commodity derivatives expense (income)” in the accompanying Consolidated Statements of Operations.

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Level 3 Fair Value Measurements

The following table summarizes the changes in the fair value of our Level 3 assets and liabilities for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
In thousands	2018	2017
Fair value of Level 3 instruments, beginning of year	$—	$(526)
Fair value adjustments on commodity derivatives	13,624	526
Payment on settlements of commodity derivatives	—	—
Fair value of Level 3 instruments, end of year	$13,624	$—

The amount of total gains for the period included in earnings attributable to the change in unrealized gains relating to assets or liabilities still held at the reporting date	$13,624	$—

We utilize an income approach to value our Level 3 three-way collars. We obtain and ensure the appropriateness of the significant inputs to the calculation, including contractual prices for the underlying instruments, maturity, forward prices for commodities, interest rates, volatility factors and credit worthiness, and the fair value estimate is prepared and reviewed on a quarterly basis. The following table details fair value inputs related to implied volatilities utilized in the valuation of our Level 3 oil derivative contracts:

	Fair Value at 12/31/2018 (in thousands)	Valuation Technique	Unobservable Input	Volatility Range
Oil derivative contracts	$13,624	Discounted cash flow / Black-Scholes	Volatility of Light Louisiana Sweet for settlement periods beginning after December 31, 2018	23.3% – 43.5%

Other Fair Value Measurements

The carrying value of our loans under our Bank Credit Agreement approximate fair value, as they are subject to short-term floating interest rates that approximate the rates available to us for those periods.  We use a market approach to determine the fair value of our fixed-rate long-term debt using observable market data. The fair values of our senior secured second lien notes, previously outstanding convertible senior notes, and senior subordinated notes are based on quoted market prices, which are considered Level 1 measurements under the fair value hierarchy.  The estimated fair value of the principal amount of our debt as of December 31, 2018 and 2017, excluding pipeline financing and capital lease obligations, was $1,886.1 million and $2,260.6 million, respectively.  We have other financial instruments consisting primarily of cash, cash equivalents, short-term receivables and payables that approximate fair value due to the nature of the instrument and the relatively short maturities.

Note 12. Commitments and Contingencies

Leases

We lease office space, equipment and vehicles that have non-cancelable lease terms.  Currently, our outstanding leases have terms up to 14 years.  We have subleased part of the office space included in our operating leases for which we received rental payments. The following table summarizes operating lease payments paid and sublease rentals received during the periods indicated:

	Year Ended December 31,
In thousands	2018	2017	2016
Operating lease payments	$25,448	$25,075	$22,744
Sublease rental receipts	2,224	4,275	3,074

Denbury Resources Inc.
Notes to Consolidated Financial Statements

The following tables summarize by year the remaining non-cancelable future payments under our leases as of December 31, 2018:

In thousands	Pipeline and Capital Leases
2019	$32,369
2020	28,502
2021	26,361
2022	27,871
2023	27,899
Thereafter	113,439
Total minimum lease payments	256,441
Less: Amount representing interest	(71,006)
Present value of minimum lease payments	$185,435

In thousands	Operating Leases
2019	$10,690
2020	9,776
2021	10,007
2022	10,223
2023	10,262
Thereafter	18,169
Total minimum lease payments	$69,127

In addition, we expect to receive approximately $8.1 million for 2019 through 2021 under our sublease agreements.

Commitments

We have entered into long-term commitments to purchase CO2 that are either non-cancelable or cancelable only upon the occurrence of specified future events.  The commitments continue for up to 9 years.  The price we will pay for CO2 generally varies depending on the amount of CO2 delivered and the price of oil.  Once all commitments have commenced, our annual commitment under these contracts could range from $14 million to $33 million per year, assuming a $60 per Bbl NYMEX oil price.

We are party to long-term contracts that require us to deliver CO2 to our industrial CO2 customers at various contracted prices, plus we have a CO2 delivery obligation to Genesis related to one CO2 volumetric production payment (“VPP”). Based upon the maximum amounts deliverable as stated in the industrial contracts and the VPP, we estimate that we may be obligated to deliver up to 853 Bcf of CO2 to these customers over the next 16 years. The maximum volume required in any given year is approximately 254 MMcf/d, which we judge to be minor given the size of our Jackson Dome proved CO2 reserves at December 31, 2018, our current production capabilities and our projected levels of CO2 usage for our own tertiary flooding program.

Litigation

We are involved in various lawsuits, claims and regulatory proceedings incidental to our businesses. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows, litigation is subject to inherent uncertainties.  We accrue for losses from litigation and claims if we determine that a loss is probable and the amount can be reasonably estimated.

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Riley Ridge Helium Supply Contract Claim

As part of our 2010 and 2011 acquisitions of the Riley Ridge Unit and associated gas processing facility that was under construction, the Company assumed a 20-year helium supply contract under which we agreed to supply the helium separated from the full well stream by operation of the gas processing facility to a third-party purchaser, APMTG Helium, LLC (“APMTG”).  The helium supply contract provides for the delivery of a minimum contracted quantity of helium with liquidated damages payable if specified quantities of helium are not supplied in accordance with the terms of the contract. The liquidated damages are specified in the contract at up to $8.0 million per contract year and are capped at an aggregate of $46.0 million over the term of the contract.

As the gas processing facility has been shut-in since mid-2014 due to significant technical issues, we have not been able to supply helium under the helium supply contract.  In a case filed in November 2014 in the Ninth Judicial District Court of Sublette County, Wyoming, APMTG claimed multiple years of liquidated damages for non-delivery of volumes of helium specified under the helium supply contract. The Company’s position is that our contractual obligations are excused by virtue of events that fall within the force majeure provisions in the helium supply contract.

On January 21, 2019, the Company received notice of the trial court’s ruling that a force majeure condition did exist, but the Company’s performance was only excused by the force majeure provisions of the contract for a 35-day period in 2014, and as a result the Company should pay APMTG liquidated damages and interest thereon for those time periods from contract commencement to the close of evidence (November 29, 2017) when the Company’s performance was not excused as provided in the contract. The trial court has not yet entered a final judgment based upon its decision. The Company currently estimates the contractual liquidated damages to be $31.8 million, representing the amount due for the contract years for which evidence was submitted at the trial ending November 29, 2017. However, absent reversal of the trial court’s factual or legal conclusions on appeal, the Company anticipates total liquidated damages will equal the $46.0 million aggregate cap under the helium supply contract (which includes an additional $14.2 million of liquidated damages for the contract years ending July 31, 2018 and July 31, 2019) and other costs associated with the settlement of approximately $3.4 million, the total of which the Company has included in “Other liabilities” in our Consolidated Balance Sheets as of December 31, 2018 and “Other expenses” in our Consolidated Statements of Operations for the year ended December 31, 2018. The Company’s position continues to be that its contractual obligations have been and continue to be excused by events that fall within the force majeure provisions in the helium supply contract. The Company intends to continue to vigorously defend its position and pursue all of its rights, which may include an appeal of the trial court’s ruling, the results of which cannot be currently predicted.

Other Contingencies

We are subject to audits for various taxes (income, sales and use, and severance) in the various states in which we operate, and from time to time receive assessments for potential taxes that we may owe.  In the past, settlement of these matters has not had a material adverse financial impact on us, and currently we have no material assessments for potential taxes.

The Penn Virginia Merger Agreement contains certain termination rights for both Denbury and Penn Virginia, including, among others, if the Merger is not completed by April 30, 2019. In the event of a termination of the Merger Agreement under certain circumstances, Penn Virginia may be required to pay Denbury a termination fee of $45 million, or Denbury may be required to pay Penn Virginia a termination fee of $45 million, in each case depending on the circumstances of the termination.

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

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Note 13. Additional Balance Sheet Details

Trade and Other Receivables, Net

	December 31,
In thousands	2018	2017
Trade accounts receivable, net	$11,643	$15,926
Federal income tax receivable, net	9,037	8,262
Commodity derivative settlement receivables	2,390	—
Other receivables	3,900	21,005
Total	$26,970	$45,193

Note 14. Supplemental Cash Flow Information

Supplemental Cash Flow Information

	Year Ended December 31,
In thousands	2018	2017	2016
Supplemental cash flow information
Cash paid for interest, expensed	$50,076	$98,261	$130,843
Cash paid for interest, capitalized	37,079	30,762	25,982
Cash paid for interest, treated as a reduction of debt	79,606	50,349	25,835
Cash paid for income taxes	492	450	375
Cash received from income tax refunds	(8,280)	(13,323)	(2,455)
Noncash investing and financing activities
Increase in asset retirement obligations	4,499	9,565	11,621
Increase (decrease) in liabilities for capital expenditures	14,600	3,930	(13,593)
Conversion of convertible senior notes into common stock	162,004	—	—
Retirement of treasury stock	—	46,562	—

Note 15. Subsequent Events

Penn Virginia Merger Agreement

On October 28, 2018, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Penn Virginia Corporation (NASDAQ: PVAC) (“Penn Virginia”), the closing of which is subject to approval by shareholders of Penn Virginia and Denbury’s stockholders and other conditions. The Merger Agreement provides for each share of Penn Virginia common stock (“Penn Virginia Common Stock”), issued and outstanding immediately prior to the effective time of the merger (other than as described in the Merger Agreement) to be converted into the right to receive, at the election of the holder of such share of Penn Virginia Common Stock, either, (i) $25.86 in cash without interest and 12.4 shares of the Company’s common stock (“Denbury Common Stock”), (ii) $79.80 in cash without interest (the “Cash Election”), or (iii) 18.3454 shares of Denbury Common Stock (the “Stock Election”). The Cash and Stock Elections are to be subject to proration to ensure that the total amount of cash paid to holders of Penn Virginia Common Stock is equal to $400 million. In the aggregate, $400 million in cash and approximately 191.8 million shares of Denbury Common Stock are expected to be paid as merger consideration. Consummation of the merger is subject to satisfaction of customary conditions. Denbury and Penn Virginia each scheduled April 17, 2019 as the date for their respective upcoming special stockholder meetings, at which time shareholders will vote on, among other items, the merger of Penn Virginia with and into Denbury.

Denbury Resources Inc.
Notes to Consolidated Financial Statements

October 2018 Financing Commitment Letter

In connection with the Merger Agreement, Denbury received a commitment letter from JPMorgan Chase Bank, N.A., subject to certain funding conditions, for a proposed new $1.2 billion senior secured revolving credit facility with a maturity date of December 9, 2021 and a $400 million senior secured second lien bridge facility to be available to the extent Denbury does not secure alternate financing prior to April 30, 2019. These two new debt financings are expected to be used to fully or partially fund the $400 million cash portion of the consideration in the acquisition, potentially retire and replace Penn Virginia’s $200 million second lien term loan, replace Penn Virginia’s existing bank credit facility, which had $321 million drawn and outstanding as of December 31, 2018, and pay fees and expenses.

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

We capitalize interest on unevaluated oil and natural gas properties that have ongoing development activities.  Included in costs incurred in the table below is capitalized interest of $36.5 million, $30.8 million and $25.2 million during the years ended December 31, 2018, 2017 and 2016, respectively.  Costs incurred also include new asset retirement obligations established, as well as changes to asset retirement obligations resulting from revisions in cost estimates or abandonment dates.  Asset retirement obligations included in the table below were $6.8 million, $5.6 million and $3.9 million during the years ended December 31, 2018, 2017 and 2016, respectively.  See Note 4, Asset Retirement Obligations, for additional information.

Costs incurred in oil and natural gas activities were as follows:

	Year Ended December 31,
In thousands	2018	2017	2016
Property acquisitions
Proved	$2,030	$75,086	$4,867
Unevaluated	—	15,748	8,771
Exploration	1,030	297	176
Development	338,203	274,325	251,597
Total costs incurred(1)	$341,263	$365,456	$265,411

(1)
Capitalized general and administrative costs that directly relate to exploration and development activities were $37.2 million, $41.1 million and $48.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Denbury Resources Inc.
Unaudited Supplementary Information

Oil and Natural Gas Operating Results

Results of operations from oil and natural gas producing activities, excluding corporate overhead and interest costs, were as follows:

	Year Ended December 31,
In thousands, except per BOE data	2018	2017	2016
Oil, natural gas, and related product sales	$1,422,589	$1,089,666	$935,751
Lease operating expenses	489,720	447,799	414,937
Marketing expenses, net of third-party purchases, and plant operating expenses	39,147	39,617	45,151
Production and ad valorem taxes	96,589	79,198	68,878
Depletion, depreciation, and amortization	144,423	134,721	169,550
CO2 properties and pipelines depletion and depreciation(1)	48,792	49,241	50,573
Write-down of oil and natural gas properties	—	—	810,921
Commodity derivatives expense (income)	(21,087)	77,576	127,944
Net operating income (loss)	625,005	261,514	(752,203)
Income tax provision (benefit)	156,251	99,375	(285,837)
Results of operations from oil and natural gas producing activities	$468,754	$162,139	$(466,366)

Depletion, depreciation, and amortization per BOE	$8.77	$8.36	$9.40

(1)	Represents an allocation of the depletion and depreciation of our CO2 properties and pipelines associated with our tertiary oil producing activities.

Oil and Natural Gas Reserves

Net proved oil and natural gas reserve estimates for all years presented were prepared by DeGolyer and MacNaughton, independent petroleum engineers located in Dallas, Texas.  These oil and natural gas reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage.  The reserve estimates represent our net revenue interest in our properties.  See Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves below for a discussion of the effect of the different prices on reserve quantities and values.  Operating costs, production and ad valorem taxes, and future development costs were based on current costs as of December 31, 2018.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures.  The following reserve data represents estimates only and should not be construed as being exact.  Moreover, the present values should not be construed as the current market value of our oil and natural gas reserves or the costs that would be incurred to obtain equivalent reserves.  Estimates of reserves as of year-end 2018, 2017 and 2016 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the applicable fiscal 12-month period.  All of our reserves are located in the United States.

Denbury Resources Inc.
Unaudited Supplementary Information

Estimated Quantities of Proved Reserves

	Year Ended December 31,
	2018			2017			2016
	Oil (MBbl)	Gas (MMcf)	Total (MBOE)	Oil (MBbl)	Gas (MMcf)	Total (MBOE)	Oil (MBbl)	Gas (MMcf)	Total (MBOE)
Balance at beginning of year	252,625	42,721	259,745	247,103	44,315	254,489	282,250	38,305	288,634
Revisions of previous estimates	21,658	6,115	22,677	14,352	2,541	14,775	(9,302)	16,289	(6,587)
Improved recovery(1)	2,314	(157)	2,288	1,936	—	1,936	—	—	—
Production	(21,364)	(3,962)	(22,024)	(21,320)	(4,135)	(22,009)	(22,487)	(5,628)	(23,425)
Acquisition of minerals in place	—	—	—	10,554	—	10,554	36	—	36
Sales of minerals in place	(191)	(1,709)	(476)	—	—	—	(3,394)	(4,651)	(4,169)
Balance at end of year	255,042	43,008	262,210	252,625	42,721	259,745	247,103	44,315	254,489

Proved Developed Reserves – end of year	222,736	42,912	229,888	222,531	42,435	229,603	201,919	43,955	209,245
Proved Undeveloped Reserves – end of year	32,306	96	32,322	30,094	286	30,142	45,184	360	45,244

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

Revisions of previous estimates during 2018 and 2017 primarily reflect increases in commodity prices between December 31, 2016 and 2018.

There were no significant additions, excluding acquisitions of minerals in place, to our oil and natural gas reserves in 2017 or 2016, as the magnitude of proved reserves that we can book in any given year depends on our progress with new floods and the timing of the production response, and we initiated no new floods in 2018, 2017 or 2016. Acquisitions of minerals in place during 2017 were primarily related to our non-operated working interest acquisitions in Salt Creek and West Yellow Creek fields.

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

Denbury Resources Inc.
Unaudited Supplementary Information

	December 31,
	2018	2017	2016
Oil (NYMEX price per Bbl)	$65.56	$51.34	$42.75
Natural Gas (Henry Hub price per MMBtu)	3.10	2.98	2.55

The changes in the Standardized Measure of discounted future net cash flows in the tables that follow were significantly impacted by the movement in first-day-of-the-month average NYMEX oil prices between 2016 and 2018. The weighted-average oil prices we receive relative to NYMEX oil prices (our NYMEX oil price differential) utilized were $0.24 per Bbl below representative NYMEX oil prices as of December 31, 2018, compared to $2.25 per Bbl below representative NYMEX oil prices as of December 31, 2017, and $3.39 per Bbl below representative NYMEX oil prices as of December 31, 2016.

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

	December 31,
In thousands	2018	2017	2016
Future cash inflows	$16,657,988	$12,421,620	$9,747,726
Future production costs	(8,000,884)	(6,623,563)	(5,743,198)
Future development costs	(1,524,476)	(1,433,900)	(1,595,871)
Future income taxes	(1,186,769)	(528,767)	(258,047)
Future net cash flows	5,945,859	3,835,390	2,150,610
10% annual discount for estimated timing of cash flows	(2,594,474)	(1,602,961)	(751,393)
Standardized measure of discounted future net cash flows	$3,351,385	$2,232,429	$1,399,217

The following table sets forth an analysis of changes in the Standardized Measure of Discounted Future Net Cash Flows from proved oil and natural gas reserves:

	Year Ended December 31,
In thousands	2018	2017	2016
Beginning of year	$2,232,429	$1,399,217	$1,890,124
Sales of oil and natural gas produced, net of production costs	(797,132)	(523,049)	(406,782)
Net changes in prices and production costs	1,963,333	1,231,649	(784,010)
Improved recovery(1)	11,536	6,119	—
Previously estimated development costs incurred	109,214	89,238	86,012
Change in future development costs	(42,240)	39,926	85,797
Revisions due to timing and other	10,915	(71,141)	48,697
Accretion of discount	234,434	142,007	209,608
Acquisition of minerals in place	—	77,366	477
Sales of minerals in place	1,281	—	(16,671)
Net change in income taxes	(372,385)	(158,903)	285,965
End of year	$3,351,385	$2,232,429	$1,399,217

(1)	Improved recovery additions result from the application of secondary recovery methods such as water flooding or tertiary recovery methods such as CO2 flooding.

Denbury Resources Inc.
Unaudited Supplementary Information

SUPPLEMENTAL CO2 DISCLOSURES (UNAUDITED)

Based on engineering reports prepared by DeGolyer and MacNaughton, proved CO2 reserves were estimated as follows:

	Year Ended December 31,
In MMcf	2018	2017	2016
CO2 reserves
Gulf Coast region(1)	4,982,440	5,164,741	5,332,576
Rocky Mountain region(2)	1,155,538	1,187,787	1,214,428

(1)
Proved CO2 reserves in the Gulf Coast region consist of reserves from our reservoirs at Jackson Dome and are presented on a gross (8/8ths) basis, of which our net revenue interest was approximately 4.0 Tcf, 4.1 Tcf and 4.2 Tcf at December 31, 2018, 2017 and 2016, respectively, and include reserves dedicated to volumetric production payments of 3.1 Bcf, 7.6 Bcf and 12.3 Bcf at December 31, 2018, 2017 and 2016, respectively.

(2)
Proved CO2 reserves in the Rocky Mountain region consist of our overriding royalty interest in LaBarge Field, of which our net revenue interest was approximately 1.2 Tcf, 1.2 Tcf and 1.2 Tcf at December 31, 2018, 2017 and 2016, respectively.

Denbury Resources Inc.
Unaudited Supplementary Information

UNAUDITED QUARTERLY INFORMATION

In thousands, except per-share data	March 31	June 30	September 30	December 31
2018
Revenues and other income	$353,234	$387,063	$394,973	$338,355
Commodity derivatives expense (income)	48,825	96,199	44,577	(210,688)
Other expenses	250,811	251,211	256,361	326,398
Net income	39,578	30,222	78,419	174,479
Net income per common share:
Basic	0.10	0.07	0.17	0.39
Diluted	0.09	0.07	0.17	0.38
Cash flow provided by operating activities	91,627	153,999	147,904	136,155
Cash flow used in investing activities(1)	(51,376)	(83,522)	(81,834)	(116,544)
Cash flow provided by (used in) financing activities	(40,578)	(69,908)	679	(47,645)

2017
Revenues and other income	$275,454	$261,184	$266,559	$326,589
Commodity derivatives expense (income)	(24,602)	(10,373)	25,263	87,288
Other expenses	257,552	246,885	255,083	246,190
Net income	21,530	14,399	442	126,781
Net income per common share:
Basic	0.06	0.04	0.00	0.32
Diluted	0.05	0.04	0.00	0.31
Cash flow provided by operating activities	24,262	52,946	65,651	124,284
Cash flow used in investing activities(1)	(67,696)	(152,991)	(73,123)	(63,004)
Cash flow provided by (used in) financing activities	43,476	102,368	3,756	(60,987)

(1)
Balances presented above reflect the adoption of FASB ASU 2016-18, Statement of Cash Flows (“ASU 2016-18”), whereby changes in restricted cash are now included in the consolidated statements of cash flows (see Note 1, Significant Accounting Policies – Recent Accounting Pronouncements). Our quarterly reports on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018, filed with the SEC on May 10, 2018 and August 9, 2018, respectively, incorrectly included in the beginning-of-period and end-of-period balances of “Cash, cash equivalents, and restricted cash” in our Statements of Cash Flows, certain U.S. Treasury Notes held in escrow accounts legally restricted for use in certain of our asset retirement obligations. Under Financial Accounting Standards Board Codification (“FASC”) 230-10-20, these notes do not meet the definition of restricted cash and restricted cash equivalents due to their maturity date exceeding 90 days. Therefore, changes in the U.S. Treasury Notes of $0.6 million and $0.8 million during the three months ended March 31, 2018 and six months ended June 30, 2018, respectively, should have been included in net cash used in investing activities. Accordingly, net cash used in investing activities for the three months ended March 31, 2018, originally reported as $50.8 million, should have been $51.4 million, and net cash used in investing activities for the six months ended June 30, 2018, originally reported as $134.1 million, should have been $134.9 million. Management has evaluated the quantitative and qualitative impact of the error to previously issued unaudited consolidated statements of cash flows and concluded that the previously issued consolidated financial statements were not materially misstated.

Denbury Resources Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018, to ensure that information that is required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded; that it is processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have determined that, during the fourth quarter of fiscal 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the report that appears herein.

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

None.

Denbury Resources Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as disclosed below, information as to Item 10 will be set forth in the Proxy Statement (“Proxy Statement”) for the 2019 Annual Meeting of Shareholders to be held May 22, 2019 (“Annual Meeting”), and is incorporated herein by reference.

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

Denbury Resources Inc.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules.  Financial statements and schedules filed as a part of this report are presented on page 63.  All financial statement schedules have been omitted because they are not applicable, or the required information is presented in the financial statements or the notes to consolidated financial statements.

Exhibits.  The following exhibits are included as part of this report.

Exhibit No.	Exhibit
2(a)
Agreement and Plan of Merger among Denbury Resources Inc., Penn Virginia Corporation, Dragon Merger Sub Inc. and DR Sub LLC, dated as of October 28, 2018 (incorporated by reference to Exhibit 2.1 of Form 8-K filed by the Company on October 29, 2018, File No. 001-12935).

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

4(o)
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

Denbury Resources Inc.

Exhibit No.	Exhibit
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

10(h)
Commitment Letter, dated October 28, 2018, from JPMorgan Chase Bank, N.A. regarding a revolving credit facility and a bridge facility (incorporated by reference to Exhibit 10(d) of Form 10-Q filed by the Company on November 9, 2018, File No. 001-12935).

10(i)
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

10(m)
Intercreditor Agreement, dated as of May 10, 2016, by and between JPMorgan Chase Bank, N.A., as Priority Lien Agent, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on May 11, 2016, File No. 001-12935).

10(n)
Priority Confirmation Joinder, dated as of December 6, 2017, by and between JPMorgan Chase Bank, N.A., as Priority Lien Agent, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on December 12, 2017, File No. 001-12935).

10(o)
Priority Confirmation Joinder, dated as of August 21, 2018, by and between JPMorgan Chase Bank, N.A., as Priority Lien Agent, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on August 22, 2018, File No. 001-12935).

10(p)
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

10(q)
Pipeline Financing Lease Agreement, dated as of May 30, 2008, by and between Genesis NEJD Pipeline, LLC, as Lessor, and Denbury Onshore, LLC, as Lessee (incorporated by reference to Exhibit 99.1 of Form 8-K filed by the Company on June 5, 2008, File No. 001-12935).

10(r)
Transportation Services Agreement, dated as of May 30, 2008, by and between Genesis Free State Pipeline, LLC and Denbury Onshore, LLC (incorporated by reference to Exhibit 99.2 of Form 8-K filed by the Company on June 5, 2008, File No. 001-12935).

Denbury Resources Inc.

Exhibit No.	Exhibit
10(s)**
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

10(u)**
Denbury Resources Inc. Severance Protection Plan, as amended and restated effective as of March 29, 2018 (incorporated by reference to Exhibit 10(a) of Form 10-Q filed by the Company on May 10, 2018, File No. 001-12935).

10(v)**
Denbury Resources Inc. 2004 Omnibus Stock and Incentive Plan, as amended and restated effective as of March 29, 2018 (incorporated by reference to Exhibit 10(b) of Form 10-Q filed by the Company on May 10, 2018, File No. 001-12935).

10(w)**
2004 Form of Restricted Stock Award that vests on retirement for grants to officers pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(l) of Form 10-K filed by the Company on March 15, 2005, File No. 001-12935).

10(x)**
2016 Form of TSR Performance Award-Equity under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(a) of Form 10-Q filed by the Company on May 6, 2016, File No. 001-12935).

10(y)**
2016 Form of TSR Performance Award-Cash under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(b) of Form 10-Q filed by the Company on May 6, 2016, File No. 001-12935).

10(z)**
2016 Form of EBITDAX Performance Award-Equity under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(mm) of Form 10-K filed by the Company on March 1, 2017, File No. 001-12935).

10(aa)**
2016 Form of EBITDAX Performance Award-Cash under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(nn) of Form 10-K filed by the Company on March 1, 2017, File No. 001-12935).

10(bb)**
2016 Form of Oil Price Change vs. TSR Performance Award, under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(e) of Form 10-Q filed by the Company on May 6, 2016, File No. 001-12935).

10(cc)**
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

10(ee)**
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

Denbury Resources Inc.

Exhibit No.	Exhibit
10(gg)**
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

10(ii)**
2017 Form of TSR Performance Award-Cash under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(b) of Form 10-Q filed by the Company on May 5, 2017, File No. 001-12935).

10(jj)**
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

10(nn)**
2017 Form of Restricted Share Award to non-employee directors pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(c) of Form 10-Q filed by the Company on August 8, 2017, File No. 001-12935).

10(oo)**
2018 Form of TSR Performance Award-Cash under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(c) of Form 10-Q filed by the Company on May 10, 2018, File No. 001-12935).

10(pp)**
2018 Form of TSR Performance Award-Equity under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(d) of Form 10-Q filed by the Company on May 10, 2018, File No. 001-12935).

10(qq)**
2018 Form of Debt-Adjusted Reserves Growth Per Share Performance Award-Cash under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(e) of Form 10-Q filed by the Company on May 10, 2018, File No. 001-12935).

10(rr)**
2018 Form of Debt-Adjusted Reserves Growth Per Share Performance Award-Equity under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(f) of Form 10-Q filed by the Company on May 10, 2018, File No. 001-12935).

10(ss)**
2018 Form of Restricted Share Award to officers pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(a) of Form 10-Q filed by the Company on August 9, 2018, File No. 001-12935).

10(tt)**
2018 Form of Restricted Share Award to non-employee directors pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(b) of Form 10-Q filed by the Company on August 9, 2018, File No. 001-12935).

Denbury Resources Inc.

Exhibit No.	Exhibit
10(uu)
Voting and Support Agreement, by and among Denbury Resources Inc. and Strategic Value Partners, LLC, SVP Special Situations III LLC, SVP Special Situations III-A LLC, Strategic Value Master Fund, Ltd., Strategic Value Special Situations Fund III, L.P. and Strategic Value Opportunities Fund, L.P., dated as of October 28, 2018 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on October 29, 2018, File No. 001-12935).

10(vv)
Voting and Support Agreement, by and between Denbury Resources Inc. and KLS Diversified Asset Management LP, dated as of October 28, 2018 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on October 29, 2018, File No. 001-12935).

10(ww)
Voting and Support Agreement, by and among Denbury Resources Inc. and John A. Brooks, David Geenberg, Michael Hanna, Darin G. Holderness, Jerry R. Schuyler, Frank Pottow, Steven A. Hartman and Benjamin Mathis, dated as of October 28, 2018 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on October 29, 2018, File No. 001-12935).

10(xx)**
Officer Retirement Agreement, by and between Denbury Resources Inc. and Phil Rykhoek, dated as of March 21, 2017 (incorporated by reference to Exhibit 10(f) of Form 10-Q filed by the Company on May 5, 2017, File No. 001-12935).

21*	List of subsidiaries of Denbury Resources Inc.
23(a)*	Consent of PricewaterhouseCoopers LLP.
23(b)*	Consent of DeGolyer and MacNaughton.
31(a)*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31(b)*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99*	The summary of DeGolyer and MacNaughton’s Report as of December 31, 2018, on oil and gas reserves (SEC Case) dated February 19, 2019.
*   Included herewith.
** Compensation arrangements.

Item 16. Form 10-K Summary

None.

Denbury Resources Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Denbury Resources Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENBURY RESOURCES INC.

February 28, 2019	/s/ Mark C. Allen
Mark C. Allen Executive Vice President and Chief Financial Officer

February 28, 2019	/s/ Alan Rhoades
Alan Rhoades Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Denbury Resources Inc. and in the capacities and on the dates indicated.

February 28, 2019	/s/ Christian S. Kendall
Christian S. Kendall Director, President and Chief Executive Officer (Principal Executive Officer)

February 28, 2019	/s/ Mark C. Allen
Mark C. Allen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 28, 2019	/s/ Alan Rhoades
Alan Rhoades Vice President and Chief Accounting Officer (Principal Accounting Officer)

February 28, 2019	/s/ John P. Dielwart
John P. Dielwart Director

February 28, 2019	/s/ Michael B. Decker
Michael B. Decker Director

February 28, 2019	/s/ Gregory L. McMichael
Gregory L. McMichael Director

February 28, 2019	/s/ Kevin O. Meyers
Kevin O. Meyers Director

February 28, 2019	/s/ Lynn A. Peterson
Lynn A. Peterson Director

February 28, 2019	/s/ Randy Stein
Randy Stein Director

February 28, 2019	/s/ Laura A. Sugg
Laura A. Sugg Director