Form 10-Q
period 2019-03-31
DENBURY RESOURCES INC
filed 2019-05-09
CIK 945764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019
OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common Stock $.001 Par Value	DNR	New York Stock Exchange

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of April 30, 2019, was 461,224,639.

Denbury Resources Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Denbury Resources Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$5,749	$38,560
Accrued production receivable	147,379	125,788
Trade and other receivables, net	28,624	26,970
Derivative assets	14,012	93,080
Other current assets	10,282	11,896
Total current assets	206,046	296,294
Property and equipment
Oil and natural gas properties (using full cost accounting)
Proved properties	11,140,781	11,072,209
Unevaluated properties	1,003,669	996,700
CO2 properties	1,196,868	1,196,795
Pipelines and plants	2,304,745	2,302,817
Other property and equipment	233,277	250,279
Less accumulated depletion, depreciation, amortization and impairment	(11,537,622)	(11,500,190)
Net property and equipment	4,341,718	4,318,610
Operating lease right-of-use assets	37,913	—
Derivative assets	2,022	4,195
Other assets	103,463	104,123
Total assets	$4,691,162	$4,723,222
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$147,324	$198,380
Oil and gas production payable	65,893	61,288
Derivative liabilities	10,037	—
Current maturities of long-term debt (including future interest payable of $102,667 and $85,303, respectively – see Note 4)	120,258	105,125
Operating lease liabilities	7,070	—
Total current liabilities	350,582	364,793
Long-term liabilities
Long-term debt, net of current portion (including future interest payable of $147,550 and $164,914, respectively – see Note 4)	2,643,307	2,664,211
Asset retirement obligations	178,428	174,470
Derivative liabilities	306	—
Deferred tax liabilities, net	300,280	309,758
Operating lease liabilities	47,056	—
Other liabilities	51,883	68,213
Total long-term liabilities	3,221,260	3,216,652
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 600,000,000 shares authorized; 463,728,262 and 462,355,725 shares issued, respectively	464	462
Paid-in capital in excess of par	2,689,517	2,685,211
Accumulated deficit	(1,558,786)	(1,533,112)
Treasury stock, at cost, 2,473,243 and 1,941,749 shares, respectively	(11,875)	(10,784)
Total stockholders’ equity	1,119,320	1,141,777
Total liabilities and stockholders’ equity	$4,691,162	$4,723,222

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Resources Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues and other income
Oil, natural gas, and related product sales	$294,577	$340,021
CO2 sales and transportation fees	8,570	7,552
Other income	2,305	5,661
Total revenues and other income	305,452	353,234
Expenses
Lease operating expenses	125,423	118,356
Marketing and plant operating expenses	12,045	12,424
CO2 discovery and operating expenses	556	462
Taxes other than income	23,785	27,319
General and administrative expenses	18,925	20,232
Interest, net of amounts capitalized of $10,534 and $8,452, respectively	17,398	17,239
Depletion, depreciation, and amortization	57,297	52,451
Commodity derivatives expense	83,377	48,825
Other expenses	3,079	2,328
Total expenses	341,885	299,636
Income (loss) before income taxes	(36,433)	53,598
Income tax provision (benefit)	(10,759)	14,020
Net income (loss)	$(25,674)	$39,578

Net income (loss) per common share
Basic	$(0.06)	$0.10
Diluted	$(0.06)	$0.09

Weighted average common shares outstanding
Basic	451,720	392,742
Diluted	451,720	451,543

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Resources Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(25,674)	$39,578
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depletion, depreciation, and amortization	57,297	52,451
Deferred income taxes	(9,478)	15,052
Stock-based compensation	3,263	2,592
Commodity derivatives expense	83,377	48,825
Receipt (payment) on settlements of commodity derivatives	8,206	(33,357)
Debt issuance costs and discounts	1,263	1,137
Other, net	908	(838)
Changes in assets and liabilities, net of effects from acquisitions
Accrued production receivable	(21,591)	(11,510)
Trade and other receivables	1,024	348
Other current and long-term assets	(387)	(1,886)
Accounts payable and accrued liabilities	(35,966)	(19,817)
Oil and natural gas production payable	4,605	(673)
Other liabilities	(2,481)	(275)
Net cash provided by operating activities	64,366	91,627

Cash flows from investing activities
Oil and natural gas capital expenditures	(86,986)	(56,669)
Pipelines and plants capital expenditures	(1,682)	(156)
Net proceeds from sales of oil and natural gas properties and equipment	104	1,522
Other	(3,237)	3,927
Net cash used in investing activities	(91,801)	(51,376)

Cash flows from financing activities
Bank repayments	(103,000)	(571,653)
Bank borrowings	103,000	546,653
Pipeline financing and capital lease debt repayments	(4,108)	(6,287)
Other	(1,099)	(9,291)
Net cash used in financing activities	(5,207)	(40,578)
Net decrease in cash, cash equivalents, and restricted cash	(32,642)	(327)
Cash, cash equivalents, and restricted cash at beginning of period	54,949	15,992
Cash, cash equivalents, and restricted cash at end of period	$22,307	$15,665

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Resources Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(Dollar amounts in thousands)

	Common Stock ($.001 Par Value)		Paid-In Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Treasury Stock (at cost)
	Shares	Amount			Shares	Amount	Total Equity
Balance – December 31, 2018	462,355,725	$462	$2,685,211	$(1,533,112)	1,941,749	$(10,784)	$1,141,777
Issued or purchased pursuant to stock compensation plans	1,331,050	2	—	—	—	—	2
Issued pursuant to directors’ compensation plan	41,487	—	—	—	—	—	—
Stock-based compensation	—	—	4,306	—	—	—	4,306
Tax withholding – stock compensation	—	—	—	—	531,494	(1,091)	(1,091)
Net loss	—	—	—	(25,674)	—	—	(25,674)
Balance – March 31, 2019	463,728,262	$464	$2,689,517	$(1,558,786)	2,473,243	$(11,875)	$1,119,320

	Common Stock ($.001 Par Value)		Paid-In Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Treasury Stock (at cost)
	Shares	Amount			Shares	Amount	Total Equity
Balance – December 31, 2017	402,549,346	$403	$2,507,828	$(1,855,810)	457,041	$(4,256)	$648,165
Issued or purchased pursuant to stock compensation plans	378,595	—	—	—	—	—	—
Stock-based compensation	—	—	3,303	—	—	—	3,303
Tax withholding – stock compensation	—	—	—	—	330,826	(828)	(828)
Net income	—	—	—	39,578	—	—	39,578
Balance – March 31, 2018	402,927,941	$403	$2,511,131	$(1,816,232)	787,867	$(5,084)	$690,218

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Denbury Resources Inc. and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”).  Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Company” or “Denbury,” refer to Denbury Resources Inc. and its subsidiaries.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year.  In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of our consolidated financial position as of March 31, 2019, our consolidated results of operations for the three months ended March 31, 2019 and 2018, our consolidated cash flows for the three months ended March 31, 2019 and 2018, and our consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2019 and 2018.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported within the Unaudited Condensed Consolidated Balance Sheets to “Cash, cash equivalents, and restricted cash at end of period” as reported within the Unaudited Condensed Consolidated Statements of Cash Flows:

In thousands	March 31, 2019	December 31, 2018
Cash and cash equivalents	$5,749	$38,560
Restricted cash included in other assets	16,558	16,389
Total cash, cash equivalents, and restricted cash shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$22,307	$54,949

Amounts included in restricted cash included in “Other assets” in the accompanying Unaudited Condensed Consolidated Balance Sheets represent escrow accounts that are legally restricted for certain of our asset retirement obligations.

Our prior-year quarterly report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on May 10, 2018 previously disclosed balances of certain U.S. Treasury Notes of $24.6 million and $25.2 million as of January 1, 2018 and March 31, 2018, respectively, that should have been excluded from “Cash, cash equivalents, and restricted cash” on the Consolidated Statements of Cash Flows. Accordingly, “Cash, cash equivalents, and restricted cash” as of January 1, 2018 and March 31, 2018, originally reported as $40.6 million and $40.9 million, respectively, should have been reported as $16.0 million and $15.7 million, respectively. In addition, changes in the U.S. Treasury Notes of $0.6 million during the three months ended March 31, 2018 should have been included in net cash used in investing activities. Accordingly, net cash used in investing activities for the three months

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

ended March 31, 2018, originally reported as $50.8 million, should have been $51.4 million. These revisions had no impact on the Company’s financial condition or results of operations for the periods presented.

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

The following table sets forth the reconciliations of net income (loss) and weighted average shares used for purposes of calculating the basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended
	March 31,
In thousands	2019	2018
Numerator
Net income (loss) – basic	$(25,674)	$39,578
Effect of potentially dilutive securities
Interest on convertible senior notes	—	501
Net income (loss) – diluted	$(25,674)	$40,079

Denominator
Weighted average common shares outstanding – basic	451,720	392,742
Effect of potentially dilutive securities
Restricted stock and performance-based equity awards	—	5,169
Convertible senior notes	—	53,632
Weighted average common shares outstanding – diluted	451,720	451,543

Basic weighted average common shares exclude shares of nonvested restricted stock. As these restricted shares vest, they will be included in the shares outstanding used to calculate basic net income (loss) per common share (although time-vesting restricted stock is issued and outstanding upon grant). For purposes of calculating diluted weighted average common shares during the three months ended March 31, 2018, the nonvested restricted stock and performance-based equity awards are included in the computation using the treasury stock method, with the deemed proceeds equal to the average unrecognized compensation during the period, and for the shares underlying the previously-outstanding convertible senior notes as if the convertible senior notes were converted at the beginning of the 2018 period. In April and May 2018, all outstanding convertible senior notes converted into shares of Denbury common stock, resulting in the issuance of 55.2 million shares of our common stock upon conversion.

The following securities could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive:

	Three Months Ended
	March 31,
In thousands	2019	2018
Stock appreciation rights	2,091	2,954
Restricted stock and performance-based equity awards	8,350	431

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

Recently Adopted

Leases. Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”), and ASU 2018-01, Leases (Topic 842) – Land Easement Practical Expedient for Transition to Topic 842, using the modified retrospective method with an application date of January 1, 2019. ASU 2016-02 does not apply to mineral leases or leases that convey the right to explore for or use the land on which oil, natural gas, and similar natural resources are contained. We elected the practical expedients provided in the new ASUs that allow historical lease classification of existing leases, allow entities to recognize leases with terms of one year or less in their statement of operations, allow lease and non-lease components to be combined, and carry forward our accounting treatment for existing land easement agreements. The adoption of the new standards resulted in the recognition of $39.1 million of lease assets and $55.8 million of lease liabilities ($16.7 million of which related to previously-existing lease obligations) as of January 1, 2019, in our Unaudited Condensed Consolidated Balance Sheets, but did not materially impact our results of operations and had no impact on our cash flows. The additional lease assets and liabilities recorded on our balance sheets primarily related to our operating leases for office space, as the accounting for our financing leases and pipeline financings was relatively unchanged.

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

Note 2. Revenue Recognition

We record revenue in accordance with Financial Accounting Standards Board Codification (“FASC”) Topic 606, Revenue from Contracts with Customers. The core principle of FASC Topic 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount of consideration that it expects to be entitled to receive for those goods or services. Once we have delivered the volume of commodity to the delivery point and the customer takes delivery and possession, we are entitled to payment and we invoice the customer for such delivered production. Payment under most oil and CO2 contracts is made within a month following product delivery and for natural gas and NGL contracts is generally made within two months following delivery. Timing of revenue recognition may differ from the timing of invoicing to customers; however, as the right to consideration after delivery is unconditional based on only the passage of time before payment of the consideration is due, upon delivery we record a receivable in “Accrued production receivable” in our Unaudited Condensed Consolidated Balance Sheets, which was $147.4 million and $125.8 million as of March 31, 2019 and December 31, 2018, respectively.

Disaggregation of Revenue

The following table summarizes our revenues by product type for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
In thousands	2019	2018
Oil sales	$291,965	$337,406
Natural gas sales	2,612	2,615
CO2 sales and transportation fees	8,570	7,552
Total revenues	$303,147	$347,573

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Leases

We evaluate contracts for leasing arrangements at inception. We lease office space, equipment, and vehicles that have non-cancelable lease terms. Leases with a term of 12 months or less are not recorded on our balance sheet. The table below reflects our operating lease assets and liabilities, which primarily consists of our office leases, and finance lease assets and liabilities:

March 31,
In thousands	2019
Operating leases
Operating lease right-of-use assets	$37,913

Operating lease liabilities - current	$7,070
Operating lease liabilities - long-term	47,056
Total operating lease liabilities	$54,126

Finance leases
Other property and equipment	$12,352
Accumulated depreciation	(10,491)
Other property and equipment, net	$1,861

Current maturities of long-term debt	$1,671
Long-term debt, net of current portion	348
Total finance lease liabilities	$2,019

The majority of our leases contain renewal options, typically exercisable at our sole discretion. We record right-of-use assets and liabilities based on the present value of lease payments over the initial lease term, unless the option to extend the lease is reasonably certain, and utilize our incremental borrowing rate based on information available at the lease commencement date. The following weighted average remaining lease terms and discount rates related to our outstanding leases:

March 31,
2019
Weighted Average Remaining Lease Term
Operating leases	6.3 years
Finance leases	1.2 years

Weighted Average Discount Rate
Operating leases	6.8%
Finance leases	2.5%

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Lease costs for operating leases or leases with a term of 12 months or less are recognized on a straight-line basis over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset are recognized separately, with the depreciable life reflective of the expected lease term. We have subleased part of the office space included in our operating leases for which we receive rental payments. The following table summarizes the components of lease costs and sublease income:

		Three Months Ended
		March 31,
In thousands	Income Statement Presentation	2019
Operating lease cost	General and administrative expenses	$2,415

Finance lease cost
Amortization of right-of-use assets	Depletion, depreciation, and amortization	$870
Interest on lease liabilities	Interest expense	30
Total finance lease cost		$900

Sublease income	General and administrative expenses	$1,036

Our statement of cash flows included the following activity related to our operating and finance leases:

Three Months Ended
March 31,
In thousands	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,893
Operating cash flows from interest on finance leases	30
Financing cash flows from finance leases	935

Right-of-use assets obtained in exchange for lease obligations
Operating leases	277
Finance leases	—

The following table summarizes by year the maturities of our lease liabilities as of March 31, 2019:

	Operating	Finance
In thousands	Leases	Leases
2019	$8,009	$1,276
2020	9,874	775
2021	10,043	—
2022	10,260	—
2023	10,300	—
Thereafter	18,454	—
Total minimum lease payments	66,940	2,051
Less: Amount representing interest	(12,814)	(32)
Present value of minimum lease payments	$54,126	$2,019

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes by year the remaining non-cancelable future payments under our leases, as accounted for under previous accounting guidance under FASC Topic 840, Leases, as of December 31, 2018:

Operating
In thousands	Leases
2019	$10,690
2020	9,776
2021	10,007
2022	10,223
2023	10,262
Thereafter	18,169
Total minimum lease payments	$69,127

Note 4. Long-Term Debt

The table below reflects long-term debt and capital lease obligations outstanding as of the dates indicated:

	March 31,	December 31,
In thousands	2019	2018
Senior Secured Bank Credit Agreement	$—	$—
9% Senior Secured Second Lien Notes due 2021	614,919	614,919
9¼% Senior Secured Second Lien Notes due 2022	455,668	455,668
7½% Senior Secured Second Lien Notes due 2024	450,000	450,000
6⅜% Senior Subordinated Notes due 2021	203,545	203,545
5½% Senior Subordinated Notes due 2022	314,662	314,662
4⅝% Senior Subordinated Notes due 2023	307,978	307,978
Pipeline financings	176,900	180,073
Capital lease obligations	2,019	5,362
Total debt principal balance	2,525,691	2,532,207
Future interest payable(1)	250,217	250,218
Debt issuance costs	(12,343)	(13,089)
Total debt, net of debt issuance costs	2,763,565	2,769,336
Less: current maturities of long-term debt(1)	(120,258)	(105,125)
Long-term debt and capital lease obligations	$2,643,307	$2,664,211

(1)
Future interest payable represents most of the interest due over the terms of our 9% Senior Secured Second Lien Notes due 2021 (the “2021 Senior Secured Notes”) and 9¼% Senior Secured Second Lien Notes due 2022 (the “2022 Senior Secured Notes”) and has been accounted for as debt in accordance with FASC 470-60, Troubled Debt Restructuring by Debtors. Our current maturities of long-term debt as of March 31, 2019 include $102.7 million of future interest payable related to the 2021 Senior Secured Notes and 2022 Senior Secured Notes that is due within the next twelve months.

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

Senior Secured Bank Credit Facility

In December 2014, we entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders party thereto (as amended, the “Bank Credit Agreement”), which has been amended

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

periodically since that time. The Bank Credit Agreement is a senior secured revolving credit facility with a maturity date of December 9, 2021, provided that the maturity date may occur earlier (between February 2021 and August 2021) if the 2021 Senior Secured Notes due in May 2021 or 6⅜% Senior Subordinated Notes due in August 2021, respectively, are not repaid or refinanced by each of their respective maturity dates. As part of our spring 2019 semiannual redetermination, the borrowing base and lender commitments for our Bank Credit Agreement were reaffirmed at $615 million, with the next such redetermination being scheduled for November 2019. If our outstanding debt under the Bank Credit Agreement were to ever exceed the borrowing base, we would be required to repay the excess amount over a period not to exceed six months. We incur a commitment fee of 0.50% on the undrawn portion of the aggregate lender commitments under the Bank Credit Agreement.

The Bank Credit Agreement contains certain financial performance covenants through the maturity of the facility, including the following:

•	A Consolidated Total Debt to Consolidated EBITDAX covenant, with such ratio not to exceed 5.25 to 1.0 through December 31, 2020, and 4.50 to 1.0 thereafter;

•
A consolidated senior secured debt to consolidated EBITDAX covenant, with such ratio not to exceed 2.5 to 1.0. Only debt under our Bank Credit Agreement is considered consolidated senior secured debt for purposes of this ratio;

•	A minimum permitted ratio of consolidated EBITDAX to consolidated interest charges of 1.25 to 1.0; and

•	A requirement to maintain a current ratio of 1.0 to 1.0.

As of March 31, 2019, we had no outstanding borrowings, and were in compliance with all debt covenants, under the Bank Credit Agreement. The above description of our Bank Credit Agreement is qualified by the express language and defined terms contained in the Bank Credit Agreement and the amendments thereto, each of which are filed as exhibits to our periodic reports filed with the SEC.

Note 5. Commodity Derivative Contracts

We do not apply hedge accounting treatment to our oil and natural gas derivative contracts; therefore, the changes in the fair values of these instruments are recognized in income in the period of change.  These fair value changes, along with the settlements of expired contracts, are shown under “Commodity derivatives expense” in our Unaudited Condensed Consolidated Statements of Operations.

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

We manage and control market and counterparty credit risk through established internal control procedures that are reviewed on an ongoing basis.  We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures and diversification, and all of our commodity derivative contracts are with parties that are lenders under our Bank Credit Agreement (or affiliates of such lenders). As of March 31, 2019, all of our outstanding derivative contracts were subject to enforceable master netting arrangements whereby payables on those contracts can be offset against receivables from separate derivative contracts with the same counterparty. It is our policy to classify derivative assets and liabilities on a gross basis on our balance sheets, even if the contracts are subject to enforceable master netting arrangements.

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes our commodity derivative contracts as of March 31, 2019, none of which are classified as hedging instruments in accordance with the FASC Derivatives and Hedging topic:

Months	Index Price	Volume (Barrels per day)	Contract Prices ($/Bbl)
			Range(1)			Weighted Average Price
						Swap	Sold Put	Floor	Ceiling
Oil Contracts:
2019 Fixed-Price Swaps
Apr – June	NYMEX	3,500	$59.00	–	59.10	$59.05	$—	$—	$—
Apr – Dec	Argus LLS	13,000	60.00	–	74.90	64.69	—	—	—
2019 Three-Way Collars(2)
Apr – June	NYMEX	18,500	$55.00	–	75.45	$—	$48.84	$56.84	$69.94
Apr – June	Argus LLS	5,500	62.00	–	86.00	—	54.73	63.09	79.93
July – Dec	NYMEX	22,000	55.00	–	75.45	—	48.55	56.55	69.17
July – Dec	Argus LLS	5,500	62.00	–	86.00	—	54.73	63.09	79.93
2020 Fixed-Price Swaps
Jan – Dec	Argus LLS	2,000	$60.72	–	61.05	$60.89	$—	$—	$—
2020 Three-Way Collars(2)
Jan – June	NYMEX	8,000	$57.50	–	82.65	$—	$49.21	$58.86	$66.69
Jan – June	Argus LLS	3,000	62.50	–	87.10	—	53.83	63.83	73.93
July – Dec	NYMEX	6,000	58.25	–	82.65	—	49.59	59.13	67.47
July – Dec	Argus LLS	1,000	65.00	–	87.10	—	55.00	65.00	86.80

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

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

•
Level 3 – Pricing inputs include significant inputs that are generally less observable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. As of March 31, 2019, instruments in this category include non-exchange-traded three-way collars that are based on regional pricing other than NYMEX (e.g., Light Louisiana Sweet). The valuation models utilized for costless collars and three-way collars are consistent with the methodologies described above; however, the implied volatilities utilized in the valuation of Level 3 instruments are developed using a benchmark, which is considered a significant unobservable input. An increase or decrease of 100 basis points in the implied volatility inputs utilized in our fair value measurement would result in a change of approximately $100 thousand in the fair value of these instruments as of March 31, 2019.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of the periods indicated:

	Fair Value Measurements Using:
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2019
Assets
Oil derivative contracts – current	$—	$11,259	$2,753	$14,012
Oil derivative contracts – long-term	—	987	1,035	2,022
Total Assets	$—	$12,246	$3,788	$16,034

Liabilities
Oil derivative contracts – current	$—	$(9,965)	$(72)	$(10,037)
Oil derivative contracts – long-term	—	(276)	(30)	(306)
Total Liabilities	$—	$(10,241)	$(102)	$(10,343)

December 31, 2018
Assets
Oil derivative contracts – current	$—	$81,621	$11,459	$93,080
Oil derivative contracts – long-term	—	2,030	2,165	4,195
Total Assets	$—	$83,651	$13,624	$97,275

Since we do not apply hedge accounting for our commodity derivative contracts, any gains and losses on our assets and liabilities are included in “Commodity derivatives expense” in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Level 3 Fair Value Measurements

The following table summarizes the changes in the fair value of our Level 3 assets and liabilities for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
In thousands	2019	2018
Fair value of Level 3 instruments, beginning of period	$13,624	$—
Fair value losses on commodity derivatives	(9,047)	—
Receipts on settlements of commodity derivatives	(891)	—
Fair value of Level 3 instruments, end of period	$3,686	$—

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities still held at the reporting date	$(6,481)	$—

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

	Fair Value at 3/31/2019 (in thousands)	Valuation Technique	Unobservable Input	Volatility Range
Oil derivative contracts	$3,686	Discounted cash flow / Black-Scholes	Volatility of Light Louisiana Sweet for settlement periods beginning after March 31, 2019	12.3% – 30.5%

Other Fair Value Measurements

The carrying value of our loans under our Bank Credit Agreement approximate fair value, as they are subject to short-term floating interest rates that approximate the rates available to us for those periods. We use a market approach to determine the fair value of our fixed-rate long-term debt using observable market data. The fair values of our senior secured second lien notes and senior subordinated notes are based on quoted market prices, which are considered Level 1 measurements under the fair value hierarchy. The estimated fair value of the principal amount of our debt as of March 31, 2019 and December 31, 2018, excluding pipeline financing and capital lease obligations, was $1,990.0 million and $1,886.1 million, respectively. We have other financial instruments consisting primarily of cash, cash equivalents, short-term receivables and payables that approximate fair value due to the nature of the instrument and the relatively short maturities.

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

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Riley Ridge Helium Supply Contract Claim

As part of our 2010 and 2011 acquisitions of the Riley Ridge Unit and associated gas processing facility that was under construction, the Company assumed a 20-year helium supply contract under which we agreed to supply the helium separated from the full well stream by operation of the gas processing facility to a third-party purchaser, APMTG Helium, LLC (“APMTG”). The helium supply contract provides for the delivery of a minimum contracted quantity of helium, with liquidated damages payable if specified quantities of helium are not supplied in accordance with the terms of the contract. The liquidated damages are specified in the contract at up to $8.0 million per contract year and are capped at an aggregate of $46.0 million over the term of the contract.

As the gas processing facility has been shut-in since mid-2014 due to significant technical issues, we have not been able to supply helium under the helium supply contract. In a case filed in November 2014 in the Ninth Judicial District Court of Sublette County, Wyoming, APMTG claimed multiple years of liquidated damages for non-delivery of volumes of helium specified under the helium supply contract. The Company claimed that its contractual obligations were excused by virtue of events that fall within the force majeure provisions in the helium supply contract.

On March 11, 2019, the trial court entered a final judgment that a force majeure condition did exist, but the Company’s performance was excused by the force majeure provisions of the contract for only a 35-day period in 2014, and as a result the Company should pay APMTG liquidated damages and interest thereon for those time periods from contract commencement to the close of evidence (November 29, 2017) when the Company’s performance was not excused as provided in the contract.

The Company’s position continues to be that its contractual obligations have been and continue to be excused by events that fall within the force majeure provisions in the helium supply contract. On April 5, 2019, the Company filed a motion for amendment of judgment with the trial court requesting that the trial court amend certain of its findings of fact and conclusions of law with respect to the Company’s claims that a force majeure event excused the Company’s performance for a specified period of time after contract commencement. The Company intends to continue to vigorously defend its position and pursue all of its rights, including its right to appeal any portion of the trial court’s ruling to the Wyoming Supreme Court, the timing and results of which cannot be predicted at this time.

Subject to the Company’s motion for amendment of judgment, and absent reversal of the trial court’s factual or legal conclusions on appeal (the timing of which is currently unpredictable), the Company anticipates total liquidated damages would equal the $46.0 million aggregate cap under the helium supply contract (including $14.2 million of liquidated damages for the contract years ending July 31, 2018 and July 31, 2019) plus $3.8 million of associated costs through March 31, 2019, for a total of $49.8 million, which the Company has included in “Other liabilities” in our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019.

Note 8. Additional Balance Sheet Details

Accounts Payable and Accrued Liabilities

	March 31,	December 31,
In thousands	2019	2018
Accounts payable	$31,014	$28,177
Accrued lease operating expenses	27,274	32,287
Accrued compensation	24,221	42,881
Accrued interest	24,080	31,391
Taxes payable	10,792	18,897
Accrued exploration and development costs	8,295	19,519
Other	21,648	25,228
Total	$147,324	$198,380

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and Notes thereto included herein and our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”), along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K.  Any terms used but not defined herein have the same meaning given to them in the Form 10-K.  Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with Risk Factors under Item 1A of the Form 10-K, along with Forward-Looking Information at the end of this section for information on the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

OVERVIEW

Denbury is an independent oil and natural gas company with operations focused in two key operating areas: the Gulf Coast and Rocky Mountain regions. Our goal is to increase the value of our properties through a combination of exploitation, drilling and proven engineering extraction practices, with the most significant emphasis relating to CO2 enhanced oil recovery operations.

Oil Price Impact on Our Business.  Our financial results are significantly impacted by changes in oil prices, as 97% of our production is oil. Changes in oil prices impact all aspects of our business; most notably our cash flows from operations, revenues, and capital allocation and budgeting decisions. NYMEX oil prices rebounded from the low-$40s at the end of 2018 to average in the mid-$50s during the first quarter of 2019, with a continued increase to an average of $64 during April 2019. With our continued focus on improving the Company’s financial position and preserving liquidity, we have based our 2019 budget on a flat $50 oil price, and our 2019 capital spending has been budgeted in a range of $240 million to $260 million, excluding capitalized interest and acquisitions, which is roughly a 23% decrease from our 2018 capital spending levels. Based on our original 2019 budget, assuming a flat $50 oil price, we have estimated that our cash flows from operations would be significantly higher than our capital expenditures and result in Denbury generating significant excess cash flow during 2019. Also, we have hedged approximately 70% of our estimated 2019 production in order to provide a greater level of certainty in our 2019 cash flow. Based on our expected level of capital spending and other assumptions, we currently anticipate that our 2019 production will average between 56,000 and 60,000 BOE/d. Additional information concerning our 2019 budget and plans is included below under Capital Resources and Liquidity – Overview.

Operating Highlights. We recognized a net loss of $25.7 million, or $0.06 per diluted common share, during the first quarter of 2019, compared to net income of $39.6 million, or $0.09 per diluted common share, during the first quarter of 2018. The primary drivers of the change in our operating results were the following:

•	Oil and natural gas revenues in the first quarter of 2019 decreased by $45.4 million, or 13%, principally driven by a 12% decrease in realized oil prices.

•
Commodity derivatives expense increased by $34.6 million, primarily due to an increase of $76.1 million in expense from noncash fair value adjustments, partially offset by a $41.6 million net change in settlements on derivative contracts (receipts of $8.2 million during the first quarter of 2019 compared to payments of $33.4 million in the prior-year period).

We generated $64.4 million of cash flow from operating activities in the first quarter of 2019, a decrease of $27.2 million from first quarter of 2018 cash flow from operations of $91.6 million. The decrease in cash flow from operations in the first quarter of 2019 was due primarily to an increase in working capital outflows of $21.0 million between the comparative first quarters, as cash flow from operating activities before working capital changes was lower by only $6.3 million.

Exploitation Drilling Update. In December 2018, we spudded our first well in the Cotton Valley interval at Tinsley Field, and in April 2019, we drilled a test well within the 2A Sand interval at Conroe Field, with plans to drill an additional well within the 2A Sand interval in July 2019. Initial results from these two wells are positive, and initial flow test results are expected during the second quarter of 2019. We continue to evaluate exploitation opportunities in additional horizons underlying the existing CO2 EOR flood at Tinsley Field, as well as within oil-bearing formations at Conroe Field. At Cedar Creek Anticline, we currently have plans to drill up to four additional Mission Canyon wells and a potential Charles B follow-up well in the second half of 2019.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

Overview. Our primary sources of capital and liquidity are our cash flows from operations and availability of borrowing capacity under our senior secured bank credit facility. For the three months ended March 31, 2019, we generated cash flow from operations of $119.2 million, before giving effect to $54.8 million of cash outflows for working capital changes, which resulted in total cash flow from operations of $64.4 million. We typically have our highest level of working capital outflows in the first quarter of each year due to payments in the first quarter for accrued compensation and accrued ad valorem tax payments. Also, this quarter we had a $21.6 million increase in our accrued production receivable primarily due to a higher realized oil price in March 2019 as compared to December 2018. These working capital outflows in the first quarter were the primary reason for the reduction in our cash balance from $38.6 million at December 31, 2018 to $5.7 million at March 31, 2019. As of March 31, 2019, we had no outstanding borrowings on our $615 million senior secured bank credit facility, leaving us with $560.5 million of borrowing base availability after consideration of $54.5 million of currently outstanding letters of credit.

We have historically tried to limit our development capital spending to be roughly the same as, or less than, our cash flow from operations, and our 2019 cash flows from operations are currently expected to well exceed our planned $240 million to $260 million of development capital expenditures for the year.

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

Over the last several years, we have been keenly focused on reducing leverage and improving the Company’s financial condition. In total, we have reduced our outstanding debt principal by over $1.0 billion between December 31, 2014 and March 31, 2019, primarily through debt exchanges, opportunistic open market debt repurchases, and the conversion in the second quarter of 2018 of all of our outstanding convertible senior notes into common stock. Our leverage metrics have improved considerably over the past year, due primarily to our cost reduction efforts, improvement in oil prices and our overall reduction in debt. In conjunction with our continuing efforts to improve the Company’s balance sheet, we plan to assess, and may engage in, potential debt reduction and/or maturity extension transactions of various types, with a primary focus initially on our 2021 debt maturities.

Senior Secured Bank Credit Facility. In December 2014, we entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders party thereto (as amended, the “Bank Credit Agreement”), which has been amended periodically since that time. The Bank Credit Agreement is a senior secured revolving credit facility with a maturity date of December 9, 2021, provided that the maturity date may occur earlier (between February 2021 and August 2021) if the 9% Senior Secured Second Lien Notes due in May 2021 (the “2021 Senior Secured Notes”) or 6⅜% Senior Subordinated Notes due in August 2021, respectively, are not repaid or refinanced by each of their respective maturity dates. As part of our spring 2019 semiannual borrowing base redetermination, the borrowing base and lender commitments for our Bank Credit Agreement were reaffirmed at $615 million, with the next such redetermination scheduled for November 2019. The Bank Credit Agreement contains certain financial performance covenants through the maturity of the facility, including the following:

•	A Consolidated Total Debt to Consolidated EBITDAX covenant, with such ratio not to exceed 5.25 to 1.0 through December 31, 2020, and 4.50 to 1.0 thereafter;

•
A consolidated senior secured debt to consolidated EBITDAX covenant, with such ratio not to exceed 2.5 to 1.0. Only debt under our Bank Credit Agreement is considered consolidated senior secured debt for purposes of this ratio;

•	A minimum permitted ratio of consolidated EBITDAX to consolidated interest charges of 1.25 to 1.0; and

•	A requirement to maintain a current ratio of 1.0 to 1.0.

Under these financial performance covenant calculations, as of March 31, 2019, our ratio of consolidated total debt to consolidated EBITDAX was 4.32 to 1.0 (with a maximum permitted ratio of 5.25 to 1.0), our consolidated senior secured debt to consolidated EBITDAX was 0.00 to 1.0 (with a maximum permitted ratio of 2.5 to 1.0), our ratio of consolidated EBITDAX to

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

consolidated interest charges was 3.09 to 1.0 (with a required ratio of not less than 1.25 to 1.0), and our current ratio was 3.38 to 1.0 (with a required ratio of not less than 1.0 to 1.0). Based upon our currently forecasted levels of production and costs, hedges in place as of May 6, 2019, and current oil commodity futures prices, we currently anticipate continuing to be in compliance with our financial performance covenants during the foreseeable future.

The above description of our Bank Credit Agreement is qualified by the express language and defined terms contained in the Bank Credit Agreement and the amendments thereto, each of which are filed as exhibits to our periodic reports filed with the SEC.

Capital Spending. We currently anticipate that our full-year 2019 capital spending, excluding capitalized interest and acquisitions, will be approximately $240 million to $260 million.  Although we currently have no plans to adjust our anticipated capital spending for 2019, we continually evaluate our expected cash flows and capital expenditures throughout the year and could adjust capital expenditures if our cash flows were to meaningfully change. Capitalized interest is currently estimated at between $30 million and $40 million for 2019. The 2019 capital budget, excluding capitalized interest and acquisitions, provides for approximate spending as follows:

•	$100 million allocated for tertiary oil field expenditures;

•	$70 million allocated for other areas, primarily non-tertiary oil field expenditures including exploitation;

•	$30 million to be spent on CO2 sources and pipelines; and

•	$50 million for other capital items such as capitalized internal acquisition, exploration and development costs and pre-production tertiary startup costs.

Based upon our currently forecasted levels of production and costs, commodity hedges in place, and current oil commodity futures prices, we intend to fund our development capital spending with cash flow from operations. If prices were to decrease or changes in operating results were to cause a reduction in anticipated 2019 cash flows significantly below our currently forecasted operating cash flows, we would likely reduce our capital expenditures. If we reduce our capital spending due to lower cash flows, any sizeable reduction would likely lower our anticipated production levels in future years.

Capital Expenditure Summary. The following table reflects incurred capital expenditures (including accrued capital) for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
In thousands	2019	2018
Capital expenditure summary
Tertiary oil fields	$26,028	$18,273
Non-tertiary fields	21,674	14,922
Capitalized internal costs(1)	11,890	14,085
Oil and natural gas capital expenditures	59,592	47,280
CO2 pipelines, sources and other	1,571	347
Capital expenditures, before acquisitions and capitalized interest	61,163	47,627
Acquisitions of oil and natural gas properties	29	35
Capital expenditures, before capitalized interest	61,192	47,662
Capitalized interest	10,534	8,452
Capital expenditures, total	$71,726	$56,114

(1)	Includes capitalized internal acquisition, exploration and development costs and pre-production tertiary startup costs.

Off-Balance Sheet Arrangements. Our off-balance sheet arrangements include obligations for various development and exploratory expenditures that arise from our normal capital expenditure program or from other transactions common to our industry,

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

none of which are recorded on our balance sheet.  In addition, in order to recover our undeveloped proved reserves, we must also fund the associated future development costs estimated in our proved reserve reports.

Our commitments and obligations consist of those detailed as of December 31, 2018, in our Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Commitments and Obligations.

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

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results Table

Certain of our operating results and statistics for the comparative three months ended March 31, 2019 and 2018 are included in the following table:

	Three Months Ended
	March 31,
In thousands, except per-share and unit data	2019	2018
Operating results
Net income (loss)	$(25,674)	$39,578
Net income (loss) per common share – basic	(0.06)	0.10
Net income (loss) per common share – diluted	(0.06)	0.09
Net cash provided by operating activities	64,366	91,627
Average daily production volumes
Bbls/d	57,414	58,354
Mcf/d	10,827	11,904
BOE/d(1)	59,218	60,338
Operating revenues
Oil sales	$291,965	$337,406
Natural gas sales	2,612	2,615
Total oil and natural gas sales	$294,577	$340,021
Commodity derivative contracts(2)
Receipt (payment) on settlements of commodity derivatives	$8,206	$(33,357)
Noncash fair value losses on commodity derivatives(3)	(91,583)	(15,468)
Commodity derivatives expense	$(83,377)	$(48,825)
Unit prices – excluding impact of derivative settlements
Oil price per Bbl	$56.50	$64.25
Natural gas price per Mcf	2.68	2.44
Unit prices – including impact of derivative settlements(2)
Oil price per Bbl	$58.09	$57.89
Natural gas price per Mcf	2.68	2.44
Oil and natural gas operating expenses
Lease operating expenses	$125,423	$118,356
Marketing expenses, net of third-party purchases, and plant operating expenses(4)	10,015	9,522
Production and ad valorem taxes	22,034	25,032
Oil and natural gas operating revenues and expenses per BOE
Oil and natural gas revenues	$55.27	$62.61
Lease operating expenses	23.53	21.80
Marketing expenses, net of third-party purchases, and plant operating expenses(4)	1.88	1.75
Production and ad valorem taxes	4.13	4.61
CO2 sources – revenues and expenses
CO2 sales and transportation fees	$8,570	$7,552
CO2 discovery and operating expenses	(556)	(462)
CO2 revenue and expenses, net	$8,014	$7,090

(1)	Barrel of oil equivalent using the ratio of one barrel of oil to six Mcf of natural gas (“BOE”).

(2)	See also Commodity Derivative Contracts below and Item 3. Quantitative and Qualitative Disclosures about Market Risk for information concerning our derivative transactions.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(3)
Noncash fair value losses on commodity derivatives is a non-GAAP measure and is different from “Commodity derivatives expense” in the Unaudited Condensed Consolidated Statements of Operations in that the noncash fair value losses on commodity derivatives represent only the net changes between periods of the fair market values of commodity derivative positions, and exclude the impact of settlements on commodity derivatives during the period, which were receipts on settlements of $8.2 million for the three months ended March 31, 2019 compared to payments on settlements of $33.4 million for the three months ended March 31, 2018. We believe that noncash fair value losses on commodity derivatives is a useful supplemental disclosure to “Commodity derivatives expense” in order to differentiate noncash fair market value adjustments from receipts or payments upon settlements on commodity derivatives during the period. This supplemental disclosure is widely used within the industry and by securities analysts, banks and credit rating agencies in calculating EBITDA and in adjusting net income (loss) to present those measures on a comparative basis across companies, as well as to assess compliance with certain debt covenants. Noncash fair value losses on commodity derivatives is not a measure of financial or operating performance under GAAP, nor should it be considered in isolation or as a substitute for “Commodity derivatives expense” in the Unaudited Condensed Consolidated Statements of Operations.

(4)	Represents “Marketing and plant operating expenses” as presented in the Unaudited Condensed Consolidated Statements of Operations excluding expenses for purchases of oil from third-parties.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Production

Average daily production by area for each of the four quarters of 2018 and for the first quarter of 2019 is shown below:

	Average Daily Production (BOE/d)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Operating Area	2018	2018	2018	2018	2019
Tertiary oil production
Gulf Coast region
Delhi	4,169	4,391	4,383	4,526	4,474
Hastings	5,704	5,716	5,486	5,480	5,539
Heidelberg	4,445	4,330	4,376	4,269	3,987
Oyster Bayou	5,056	4,961	4,578	4,785	4,740
Tinsley	6,053	5,755	5,294	5,033	4,659
West Yellow Creek	57	142	240	375	436
Mature properties(1)	6,726	6,725	6,612	6,748	6,479
Total Gulf Coast region	32,210	32,020	30,969	31,216	30,314
Rocky Mountain region
Bell Creek	4,050	4,010	3,970	4,421	4,650
Salt Creek	2,002	2,049	2,274	2,107	2,057
Other	—	—	6	20	52
Total Rocky Mountain region	6,052	6,059	6,250	6,548	6,759
Total tertiary oil production	38,262	38,079	37,219	37,764	37,073
Non-tertiary oil and gas production
Gulf Coast region
Mississippi	875	901	1,038	1,023	1,034
Texas	4,386	4,947	4,533	4,319	4,345
Other	431	388	421	457	466
Total Gulf Coast region	5,692	6,236	5,992	5,799	5,845
Rocky Mountain region
Cedar Creek Anticline	14,437	15,742	14,208	14,961	14,987
Other	1,485	1,490	1,409	1,343	1,313
Total Rocky Mountain region	15,922	17,232	15,617	16,304	16,300
Total non-tertiary production	21,614	23,468	21,609	22,103	22,145
Total continuing production	59,876	61,547	58,828	59,867	59,218
Property sales
Lockhart Crossing(2)	462	447	353	—	—
Total production	60,338	61,994	59,181	59,867	59,218

(1)	Mature properties include Brookhaven, Cranfield, Eucutta, Little Creek, Mallalieu, Martinville, McComb and Soso fields.

(2)	Includes production from Lockhart Crossing Field sold in the third quarter of 2018.

Total production during the first quarter of 2019 averaged 59,218 BOE/d, including 37,073 Bbls/d, or 63%, from tertiary properties and 22,145 BOE/d from non-tertiary properties. First quarter 2019 total production was essentially flat with total continuing production levels in the fourth quarter of 2018 and first quarter of 2018 despite our reduced capital spending levels over the past few years. Our production during the three months ended March 31, 2019 was 97% oil, consistent with oil production during the prior-year period.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Oil and Natural Gas Revenues

Our oil and natural gas revenues during the three months ended March 31, 2019 decreased 13% compared to these revenues for the same period in 2018.  The changes in our oil and natural gas revenues are due to changes in production quantities and commodity prices (excluding any impact of our commodity derivative contracts), as reflected in the following table:

	Three Months Ended
	March 31,
	2019 vs. 2018
In thousands	Decrease in Revenues	Percentage Decrease in Revenues
Change in oil and natural gas revenues due to:
Decrease in production	$(6,308)	(2)%
Decrease in commodity prices	(39,136)	(11)%
Total decrease in oil and natural gas revenues	$(45,444)	(13)%

Excluding any impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Average net realized prices
Oil price per Bbl	$56.50	$64.25
Natural gas price per Mcf	2.68	2.44
Price per BOE	55.27	62.61
Average NYMEX differentials
Gulf Coast region
Oil per Bbl	$4.26	$2.05
Natural gas per Mcf	(0.10)	0.10
Rocky Mountain region
Oil per Bbl	$(2.56)	$(0.06)
Natural gas per Mcf	(0.28)	(0.92)
Total Company
Oil per Bbl	$1.63	$1.29
Natural gas per Mcf	(0.20)	(0.40)

Prices received in a regional market fluctuate frequently and can differ from NYMEX pricing due to a variety of reasons, including supply and/or demand factors, crude oil quality, and location differentials.

•
Gulf Coast Region. Our average NYMEX oil differential in the Gulf Coast region was a positive $4.26 per Bbl and a positive $2.05 per Bbl during the first quarters of 2019 and 2018, respectively, and a positive $5.34 per Bbl during the fourth quarter of 2018. Generally, our Gulf Coast region differentials are positive to NYMEX and highly correlated to the changes in prices of Light Louisiana Sweet crude oil, which have generally strengthened over the past year.

•
Rocky Mountain Region. NYMEX oil differentials in the Rocky Mountain region averaged $2.56 per Bbl and $0.06 per Bbl below NYMEX during the first quarters of 2019 and 2018, respectively, and $4.31 per Bbl below NYMEX during the fourth quarter of 2018. Differentials in the Rocky Mountain region can fluctuate significantly on a month-to-month

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

basis due to weather, refinery or transportation issues, and Canadian and U.S. crude oil price index volatility. Although our differentials in the Rocky Mountain region have weakened somewhat from a year ago, they have improved from the differentials we experienced in the fourth quarter of 2018.

Commodity Derivative Contracts

The following table summarizes the impact our crude oil derivative contracts had on our operating results for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
In thousands	2019	2018
Receipt (payment) on settlements of commodity derivatives	$8,206	$(33,357)
Noncash fair value losses on commodity derivatives(1)	(91,583)	(15,468)
Total expense	$(83,377)	$(48,825)

(1)
Noncash fair value losses on commodity derivatives is a non-GAAP measure. See Operating Results Table above for a discussion of the reconciliation between noncash fair value losses on commodity derivatives to “Commodity derivatives expense” in the Unaudited Condensed Consolidated Statements of Operations.

In order to provide a level of price protection to a portion of our oil production, we have hedged a portion of our estimated oil production through 2020 using both NYMEX and LLS fixed-price swaps and three-way collars. See Note 5, Commodity Derivative Contracts, to the Unaudited Condensed Consolidated Financial Statements for additional details of our outstanding commodity derivative contracts as of March 31, 2019, and Item 3, Quantitative and Qualitative Disclosures about Market Risk below for additional discussion. In addition, the following table summarizes our commodity derivative contracts as of May 6, 2019:

		2Q 2019	2H 2019	1H 2020	2H 2020
WTI NYMEX	Volumes Hedged (Bbls/d)	3,500	—	2,000	2,000
Fixed-Price Swaps	Swap Price(1)	$59.05	—	$60.59	$60.59
Argus LLS	Volumes Hedged (Bbls/d)	13,000	13,000	4,000	4,000
Fixed-Price Swaps	Swap Price(1)	$64.69	$64.69	$62.41	$62.41
WTI NYMEX	Volumes Hedged (Bbls/d)	18,500	22,000	9,500	7,500
3-Way Collars	Sold Put Price / Floor / Ceiling Price(1)(2)	$48.84 / $56.84 / $69.94	$48.55 / $56.55 / $69.17	$49.33 / $58.94 / $66.50	$49.67 / $59.17 / $67.07
Argus LLS	Volumes Hedged (Bbls/d)	5,500	5,500	4,500	2,500
3-Way Collars	Sold Put Price / Floor / Ceiling Price(1)(2)	$54.73 / $63.09 / $79.93	$54.73 / $63.09 / $79.93	$53.89 / $63.89 / $72.55	$54.40 / $64.40 / $76.59
	Total Volumes Hedged (Bbls/d)	40,500	40,500	20,000	16,000

(1)	Averages are volume weighted.

(2)	If oil prices were to average less than the sold put price, receipts on settlement would be limited to the difference between the floor price and the sold put price.

Based on current contracts in place and NYMEX oil futures prices as of May 6, 2019, which averaged approximately $62 per Bbl, we currently expect that we would make cash payments of approximately $15 million during the remainder of 2019 upon settlement of the 2019 contracts, the amount of which is dependent upon fluctuations in future NYMEX oil prices in relation to the prices of our 2019 fixed-price swaps which have weighted average prices of $59.05 per Bbl and $64.69 per Bbl for NYMEX and LLS hedges, respectively, and weighted average ceiling prices of our 2019 three-way collars of $69.40 per Bbl and $79.93 per Bbl for NYMEX and LLS hedges, respectively. Changes in commodity prices, expiration of contracts, and new commodity contracts entered into cause fluctuations in the estimated fair value of our oil derivative contracts. Because we do not utilize hedge

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

accounting for our commodity derivative contracts, the period-to-period changes in the fair value of these contracts, as outlined above, are recognized in our statements of operations.

Production Expenses

Lease Operating Expenses

	Three Months Ended
	March 31,
In thousands, except per-BOE data	2019	2018
Total lease operating expenses	$125,423	$118,356

Total lease operating expenses per BOE	$23.53	$21.80

Total lease operating expenses increased $7.1 million (6%) on an absolute-dollar basis, or $1.73 (8%) on a per-BOE basis, during the three months ended March 31, 2019, compared to levels in the same period in 2018. Our lease operating expenses during the current-year period were primarily impacted by higher CO2 expense due to an increase in injection volumes and new floods and expansion areas moving into the production stage, resulting in costs being expensed versus capitalized, as well as an increase in contract labor primarily at CCA. Compared to the fourth quarter of 2018, lease operating expenses decreased $3.0 million (2%) on an absolute-dollar basis primarily due to lower workover expense, but remained relatively flat on a per-BOE basis due to slightly lower oil production in the first quarter of 2019.

Currently, our CO2 expense comprises approximately 25% of our typical tertiary lease operating expenses, and for the CO2 reserves we already own, consists of CO2 production expenses, and for the CO2 reserves we do not own, consists of our purchase of CO2 from royalty and working interest owners and industrial sources. During the first quarters of 2019 and 2018, approximately 56% and 54%, respectively, of the CO2 utilized in our CO2 floods consisted of CO2 owned and produced by us (our net revenue interest). The price we pay others for CO2 varies by source and is generally indexed to oil prices. When combining the production cost of the CO2 we own with what we pay third parties for CO2, our average cost of CO2 was approximately $0.39 per Mcf during the first quarter of 2019, including taxes paid on CO2 production but excluding depletion, depreciation and amortization of capital expended at our CO2 source fields and industrial sources. This per-Mcf CO2 cost during the first quarter of 2019 was consistent with the first quarter of 2018, but lower than the $0.42 per Mcf comparable measure during the fourth quarter of 2018, as the previous quarter included certain pipeline maintenance costs, as well as higher utilization of industrial-sourced CO2 in our Gulf Coast region, which has a higher average cost than our naturally-occurring CO2 sources.

Marketing and Plant Operating Expenses

Marketing and plant operating expenses primarily consist of amounts incurred relating to the marketing, processing, and transportation of oil and natural gas production. Marketing and plant operating expenses were $12.0 million and $12.4 million for the three months ended March 31, 2019 and 2018, respectively.

Taxes Other Than Income

Taxes other than income includes production, ad valorem and franchise taxes. Taxes other than income decreased $3.5 million (13%) during the three months ended March 31, 2019 compared to the same prior-year period, due primarily to a decrease in production taxes resulting from lower oil and natural gas revenues.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and Administrative Expenses (“G&A”)

	Three Months Ended
	March 31,
In thousands, except per-BOE data and employees	2019	2018
Gross cash compensation and administrative costs	$54,701	$57,038
Gross stock-based compensation	4,306	3,302
Operator labor and overhead recovery charges	(29,875)	(31,137)
Capitalized exploration and development costs	(10,207)	(8,971)
Net G&A expense	$18,925	$20,232

G&A per BOE
Net cash administrative costs	$2.94	$3.25
Net stock-based compensation	0.61	0.48
Net G&A expenses	$3.55	$3.73

Employees as of March 31	843	872

Our net G&A expenses on an absolute-dollar basis decreased $1.3 million (6%), or $0.18 (5%) on a per-BOE basis, during the three months ended March 31, 2019 compared to the same period in 2018, primarily due to the Company’s continued focus on cost reduction efforts.

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

Interest and Financing Expenses

	Three Months Ended
	March 31,
In thousands, except per-BOE data and interest rates	2019	2018
Cash interest(1)	$47,948	$46,603
Less: interest not reflected as expense for financial reporting purposes(1)	(21,279)	(22,049)
Noncash interest expense	1,263	1,137
Less: capitalized interest	(10,534)	(8,452)
Interest expense, net	$17,398	$17,239
Interest expense, net per BOE	$3.26	$3.17
Average debt principal outstanding	$2,540,628	$2,742,711
Average interest rate(2)	7.5%	6.8%

(1)
Cash interest includes the portion of interest on certain debt instruments accounted for as a reduction of debt for GAAP financial reporting purposes in accordance with Financial Accounting Standards Board Codification 470-60, Troubled Debt Restructuring by Debtors. The portion of interest treated as a reduction of debt relates to our 2021 Senior Secured Notes, 9¼% Senior Secured Second Lien Notes due 2022 (the “2022 Senior Secured Notes”), and our previously outstanding 3½% Convertible Senior Notes due 2024 (the “2024 Convertible Senior Notes”) and 5% Convertible Senior Notes due 2023 (the “2023 Convertible Senior Notes”). See below for further discussion.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(2)	Includes commitment fees but excludes debt issue costs.

As reflected in the table above, cash interest expense during the three months ended March 31, 2019 increased $1.3 million (3%) when compared to the prior-year period due primarily to an increase in our weighted-average interest rate. Despite an overall reduction in the debt principal balance as a result of the conversion of our previously outstanding 2024 Convertible Senior Notes and 2023 Convertible Senior Notes into shares of Denbury common stock in the second quarter of 2018, our average interest rate increased between the first quarter of 2018 and 2019 as the interest rate on the 7½% Senior Secured Second Lien Notes due 2024 issued in August 2018 was higher than the interest rate on our previously outstanding borrowings on our senior secured bank credit facility.

Capitalized interest during the three months ended March 31, 2019 increased $2.1 million (25%) compared to the same period in 2018, primarily due to an increase in the number of projects that qualify for interest capitalization.

Future interest payable related to our 2021 Senior Secured Notes and 2022 Senior Secured Notes is accounted for in accordance with Financial Accounting Standards Board Codification 470-60, Troubled Debt Restructuring by Debtors, whereby most of the future interest was recorded as debt as of the transaction date, which will be reduced as semiannual interest payments are made. Future interest payable recorded as debt totaled $250.2 million as of March 31, 2019. Therefore, interest expense reflected in our Unaudited Condensed Consolidated Financial Statements will be significantly lower than the actual cash interest payment.

Depletion, Depreciation, and Amortization (“DD&A”)

	Three Months Ended
	March 31,
In thousands, except per-BOE data	2019	2018
Oil and natural gas properties	$36,835	$31,871
CO2 properties, pipelines, plants and other property and equipment	20,462	20,580
Total DD&A	$57,297	$52,451

DD&A per BOE
Oil and natural gas properties	$6.91	$5.87
CO2 properties, pipelines, plants and other property and equipment	3.84	3.79
Total DD&A cost per BOE	$10.75	$9.66

The increase in our oil and natural gas properties depletion during the three months ended March 31, 2019, when compared to the same period in 2018, was primarily due to an increase in depletable costs resulting from increases in our capitalized costs and future development costs associated with our reserves base, partially offset by an increase in proved oil and natural gas reserve quantities.

Income Taxes

	Three Months Ended
	March 31,
In thousands, except per-BOE amounts and tax rates	2019	2018
Current income tax benefit	$(1,281)	$(1,032)
Deferred income tax expense (benefit)	(9,478)	15,052
Total income tax expense (benefit)	$(10,759)	$14,020
Average income tax expense (benefit) per BOE	$(2.02)	$2.58
Effective tax rate	29.5%	26.2%
Total net deferred tax liability	$300,280	$213,151

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. Our income taxes are based on an estimated statutory rate of approximately 25% in 2019 and 2018. Our effective tax rate for the three months ended March 31, 2019 was higher than our estimated statutory rate, primarily due to establishment of a valuation allowance against a portion of our business interest expense deduction that we estimate will be disallowed in the current year. The Tax Cuts and Jobs Act (“The Act”), which was enacted on December 22, 2017, revised the rules regarding the deductibility of business interest expense by limiting that deduction to 30% of adjusted taxable income (as defined), with disallowed amounts being carried forward to future taxable years. Based on our evaluation, using information existing as of the balance sheet date, of the near-term ability to utilize the tax benefits associated with our 2019 disallowed business interest expense, we have established a valuation allowance through our annual estimated effective income tax rate for that portion of our 2019 business interest expense that is currently expected to exceed the allowed limitation under The Act. Our effective tax rate for the three months ended March 31, 2018 differed from our estimated statutory rate, primarily due to the impact of a stock-based compensation deduction shortfall of $1.2 million.

The current income tax benefits for the three months ended March 31, 2019 and 2018, represent amounts estimated to be receivable resulting from alternative minimum tax credits and certain state tax obligations.

As of March 31, 2019, we had estimated amounts available for carry forward of $57.8 million of enhanced oil recovery credits related to our tertiary operations, $21.6 million of research and development credits, and $18.1 million of alternative minimum tax credits. The alternative minimum tax credits are fully refundable by 2021 and are recorded as a receivable on the balance sheet.  The enhanced oil recovery credits and research and development credits do not begin to expire until 2024 and 2031, respectively.

Per-BOE Data

The following table summarizes our cash flow and results of operations on a per-BOE basis for the comparative periods.  Each of the significant individual components is discussed above.

	Three Months Ended
	March 31,
Per-BOE data	2019	2018
Oil and natural gas revenues	$55.27	$62.61
Receipt (payment) on settlements of commodity derivatives	1.54	(6.14)
Lease operating expenses	(23.53)	(21.80)
Production and ad valorem taxes	(4.13)	(4.61)
Marketing expenses, net of third-party purchases, and plant operating expenses	(1.88)	(1.75)
Production netback	27.27	28.31
CO2 sales, net of operating and exploration expenses	1.51	1.30
General and administrative expenses	(3.55)	(3.73)
Interest expense, net	(3.26)	(3.17)
Other	0.39	0.39
Changes in assets and liabilities relating to operations	(10.28)	(6.23)
Cash flows from operations	12.08	16.87
DD&A	(10.75)	(9.66)
Deferred income taxes	1.78	(2.77)
Noncash fair value losses on commodity derivatives(1)	(17.18)	(2.85)
Other noncash items	9.25	5.70
Net income (loss)	$(4.82)	$7.29

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)
Noncash fair value losses on commodity derivatives is a non-GAAP measure. See Operating Results Table above for a discussion of the reconciliation between noncash fair value losses on commodity derivatives to “Commodity derivatives expense” in the Unaudited Condensed Consolidated Statements of Operations.

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

FORWARD-LOOKING INFORMATION

The data and/or statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements found in the section Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve a number of risks and uncertainties.  Such forward-looking statements may be or may concern, among other things, financial forecasts, future hydrocarbon prices and their volatility, current or future liquidity sources or their adequacy to support our anticipated future activities, our ability to further reduce our debt levels or extend debt maturities, together with assumptions based on current and projected production levels, oil and gas prices and oilfield costs, current or future expectations or estimations of our cash flows or the impact of changes in commodity prices on cash flows, availability of capital, borrowing capacity, price and availability of advantageous commodity derivative contracts or the predicted cash flow benefits therefrom, forecasted capital expenditures, drilling activity or methods, including the timing and location thereof, the nature of any future asset purchases or sales or the timing or proceeds thereof, estimated timing of commencement of CO2 flooding of particular fields or areas, including CCA, or the availability of capital for CCA pipeline construction, or its ultimate cost or date of completion, timing of CO2 injections and initial production responses in tertiary flooding projects, development activities, finding costs, anticipated future cost savings, capital budgets, interpretation or prediction of formation details, hydrocarbon reserve quantities and values, CO2 reserves and supply and their availability, potential reserves, barrels or percentages of recoverable original oil in place, levels of tariffs or other trade restrictions, the likelihood, timing and impact of increased interest rates, the impact of regulatory rulings or changes, anticipated outcomes of pending litigation, prospective legislation affecting the oil and gas industry, environmental regulations, mark-to-market values, competition, rates of return, estimated costs, changes in costs, future capital expenditures and overall economics, worldwide economic conditions, the likelihood and extent of an economic slowdown, and other variables surrounding operations and future plans.  Such forward-looking statements generally are accompanied by words such as “plan,” “estimate,” “expect,” “predict,” “forecast,” “to our knowledge,” “anticipate,” “projected,” “preliminary,” “should,” “assume,” “believe,” “may” or other words that convey, or are intended to convey, the uncertainty of future events or outcomes.  Such forward-looking information is based upon management’s current plans, expectations, estimates, and assumptions and is subject to a number of risks and uncertainties that could significantly and adversely affect current, anticipated actions, the timing of such actions and our financial condition and results of operations.  As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by us or on our behalf.  Among the factors that could cause actual results to differ materially are fluctuations in worldwide oil prices or in U.S. oil prices and consequently in the prices received or demand for our oil and natural gas; decisions as to production levels and/or pricing by OPEC or production levels by U.S. shale producers in future periods; levels of future capital expenditures; effects of our indebtedness; success of our risk management techniques; accuracy of our cost estimates; availability or terms of credit in the commercial banking or other debt markets; fluctuations in the prices of goods and services; the uncertainty of drilling results and reserve estimates; operating hazards and remediation costs; disruption of operations and damages from well incidents, hurricanes, tropical storms, forest fires, or other natural occurrences; acquisition risks; requirements for capital or its availability; conditions in the worldwide financial, trade and credit markets; general economic conditions; competition; government regulations, including changes in tax or environmental laws or regulations; and unexpected delays, as well as the risks and uncertainties inherent in oil and gas drilling and production activities or that are otherwise discussed in this quarterly report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in our other public reports, filings and public statements including, without limitation, the Company’s most recent Form 10-K.

Denbury Resources Inc.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Debt and Interest Rate Sensitivity

We finance some of our acquisitions and other expenditures with fixed and variable rate debt.  These debt agreements expose us to market risk related to changes in interest rates. As of March 31, 2019, we did not have any outstanding borrowings on our senior secured bank credit facility. None of our existing debt has any triggers or covenants regarding our debt ratings with rating agencies, although under the NEJD financing lease, in light of credit downgrades in February 2016, we were required to provide a $41.3 million letter of credit to the lessor, which we provided on March 4, 2016. The letter of credit may be drawn upon in the event we fail to make a payment due under the pipeline financing lease agreement or upon other specified defaults set out in the pipeline financing lease agreement (filed as Exhibit 99.1 to the Form 8-K filed with the SEC on June 5, 2008). The fair values of our senior secured second lien notes and senior subordinated notes are based on quoted market prices.  The following table presents the principal and fair values of our outstanding debt as of March 31, 2019.

In thousands	2021	2022	2023	2024	Total	Fair Value
Fixed rate debt:
9% Senior Secured Second Lien Notes due 2021	$614,919	$—	$—	$—	$614,919	$598,009
9¼% Senior Secured Second Lien Notes due 2022	—	455,668	—	—	455,668	439,720
7½% Senior Secured Second Lien Notes due 2024	—	—	—	450,000	450,000	382,500
6⅜% Senior Subordinated Notes due 2021	203,545	—	—	—	203,545	156,730
5½% Senior Subordinated Notes due 2022	—	314,662	—	—	314,662	218,690
4⅝% Senior Subordinated Notes due 2023	—	—	307,978	—	307,978	194,365

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

At March 31, 2019, our commodity derivative contracts were recorded at their fair value, which was a net asset of $5.7 million, a $91.6 million decrease from the $97.3 million net asset recorded at December 31, 2018.  These changes are primarily related to the expiration of commodity derivative contracts during the three months ended March 31, 2019, new commodity derivative

Denbury Resources Inc.

contracts entered into during 2019 for future periods, and to the changes in oil futures prices between December 31, 2018 and March 31, 2019.

Commodity Derivative Sensitivity Analysis

Based on NYMEX and LLS crude oil futures prices as of March 31, 2019, and assuming both a 10% increase and decrease thereon, we would expect to receive or make payments on our crude oil derivative contracts as shown in the following table:

Receipt / (Payment)
In thousands	Crude Oil Derivative Contracts
Based on:
Futures prices as of March 31, 2019	$872
10% increase in prices	(35,780)
10% decrease in prices	69,387

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

Denbury Resources Inc.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, to ensure that information that is required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, that it is processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Changes in Internal Control over Financial Reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have determined that, during the first quarter of fiscal 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Riley Ridge Helium Supply Contract Claim

As part of our 2010 and 2011 acquisitions of the Riley Ridge Unit and associated gas processing facility that was under construction, the Company assumed a 20-year helium supply contract under which we agreed to supply the helium separated from the full well stream by operation of the gas processing facility to a third-party purchaser, APMTG Helium, LLC (“APMTG”). The helium supply contract provides for the delivery of a minimum contracted quantity of helium, with liquidated damages payable if specified quantities of helium are not supplied in accordance with the terms of the contract. The liquidated damages are specified in the contract at up to $8.0 million per contract year and are capped at an aggregate of $46.0 million over the term of the contract.

As the gas processing facility has been shut-in since mid-2014 due to significant technical issues, we have not been able to supply helium under the helium supply contract. In a case filed in November 2014 in the Ninth Judicial District Court of Sublette County, Wyoming, APMTG claimed multiple years of liquidated damages for non-delivery of volumes of helium specified under the helium supply contract. The Company claimed that its contractual obligations were excused by virtue of events that fall within the force majeure provisions in the helium supply contract.

On March 11, 2019, the trial court entered a final judgment that a force majeure condition did exist, but the Company’s performance was excused by the force majeure provisions of the contract for only a 35-day period in 2014, and as a result the Company should pay APMTG liquidated damages and interest thereon for those time periods from contract commencement to the close of evidence (November 29, 2017) when the Company’s performance was not excused as provided in the contract.

The Company’s position continues to be that its contractual obligations have been and continue to be excused by events that fall within the force majeure provisions in the helium supply contract. On April 5, 2019, the Company filed a motion for amendment of judgment with the trial court requesting that the trial court amend certain of its findings of fact and conclusions of law with respect to the Company’s claims that a force majeure event excused the Company’s performance for a specified period of time after contract commencement. The Company intends to continue to vigorously defend its position and pursue all of its rights, including its right to appeal any portion of the trial court’s ruling to the Wyoming Supreme Court, the timing and results of which cannot be predicted at this time.

Subject to the Company’s motion for amendment of judgment, and absent reversal of the trial court’s factual or legal conclusions on appeal (the timing of which is currently unpredictable), the Company anticipates total liquidated damages would equal the $46.0 million aggregate cap under the helium supply contract (including $14.2 million of liquidated damages for the contract years ending July 31, 2018 and July 31, 2019) plus $3.8 million of associated costs through March 31, 2019, for a total of $49.8 million, which the Company has included in “Other liabilities” in our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019.

Environmental Protection Agency Matter Concerning Certain Fields

The Company previously entered into a series of tolling agreements with the Environmental Protection Agency (“EPA”), and has been in discussions with the agency over the past several years regarding the EPA’s contention that it has causes of action under the Clean Water Act (“CWA”) related to releases (principally between 2008 and 2013) of oil and produced water containing small amounts of oil in the Citronelle Field in southern Alabama and several fields in Mississippi. The EPA has taken the position that these releases were in violation of the CWA.

In April 2019, the discussions concluded and the parties reached agreement on a proposed Consent Decree among the Company, the United States, and the State of Mississippi resolving the allegations of CWA violations. The proposed Consent Decree was lodged in U.S. District Court in Mississippi for a 30-day public comment period and will become effective only upon the District Court entering the Consent Decree as a judgment of the court. If approved, the Consent Decree would require the Company to

Denbury Resources Inc.

pay civil penalties totaling $3.5 million in the aggregate to the United States and the State of Mississippi, to implement enhancements to the Company’s mechanical integrity program designed to minimize the occurrence and impact of any future releases at the Mississippi fields, and to perform other relief such as enhanced training and reporting requirements with respect to the Mississippi fields.

Item 1A. Risk Factors

Please refer to Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Denbury Resources Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases of our common stock during the first quarter of 2019:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(2)
January 2019	8,758	$2.13	—	$210.1
February 2019	671	1.96	—	210.1
March 2019	522,065	2.05	—	210.1
Total	531,494		—

(1)
Shares purchased during the first quarter of 2019 were made in connection with the surrender of shares by our employees to satisfy their tax withholding requirements related to the vesting of restricted and performance shares.

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
10(a)*
Seventh Amendment to Amended and Restated Credit Agreement, dated as of May 3, 2019, by and among Denbury Resources Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the financial institutions party thereto.

10(b)*	2019 Form of TSR Performance Award-Cash under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc.
10(c)*	2019 Form of TSR Performance Award-Equity under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc.
10(d)*	2019 Form of Debt-Adjusted Reserves Growth Per Share Performance Award-Cash under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc.
10(e)*	2019 Form of Debt-Adjusted Reserves Growth Per Share Performance Award-Equity under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc.
31(a)*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.

*	Included herewith.

Denbury Resources Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENBURY RESOURCES INC.

May 9, 2019	/s/ Mark C. Allen
Mark C. Allen Executive Vice President and Chief Financial Officer

May 9, 2019	/s/ Alan Rhoades
Alan Rhoades Vice President and Chief Accounting Officer