Form 10-K
period 2019-12-31
DENBURY RESOURCES INC
filed 2020-02-27
CIK 945764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

2019 FORM 10-K
(Mark One)
☑   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019
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

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was $565,329,480.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2020, was 506,382,897.

DOCUMENTS INCORPORATED BY REFERENCE

Document:	Incorporated as to:
1. Notice and Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2020.	1. Part III, Items 10, 11, 12, 13, 14

Denbury Resources Inc.

2019 Annual Report on Form 10-K

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

EOR
Enhanced oil recovery. In the context of our oil production, EOR is also referred to as tertiary recovery. Primary types of EOR include thermal, gas injection (such as natural gas, nitrogen, or CO2) and chemical injection (such as the use of polymers).

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

NYMEX
The New York Mercantile Exchange. In the context of prices received for oil and natural gas, NYMEX prices represent the West Texas Intermediate benchmark price for crude oil and Henry Hub benchmark price for natural gas.

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

Tcf	One trillion cubic feet of natural gas or CO2.

Tertiary Recovery	A term used to represent techniques for extracting incremental oil out of existing oil fields (as opposed to primary and secondary recovery or “non-tertiary” recovery). See also “EOR.”
* This definition is an abbreviated version of the complete definition set forth in Rule 4-10(a) of Regulation S-X. For the complete definition see:
http://www.ecfr.gov/cgi-bin/text-idx?SID=2d916841db86d079fa060fa63b08d34e&mc=true&node=se17.3.210_14_610&rgn=div8.

Denbury Resources Inc.

PART I

Item 1. Business and Properties

GENERAL

Denbury Resources Inc., a Delaware corporation, is an independent oil and natural gas company with 230.2 MMBOE of estimated proved oil and natural gas reserves as of December 31, 2019, of which 98% is oil.  Our operations are focused in two key operating areas: the Gulf Coast and Rocky Mountain regions.  Our goal is to increase the value of our properties through a combination of exploitation, drilling and proven engineering extraction practices, with the most significant emphasis relating to CO2 enhanced oil recovery operations.

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

Denbury has been publicly traded on the New York Stock Exchange since 1997. Our corporate headquarters is located at 5320 Legacy Drive, Plano, Texas 75024, and our phone number is 972-673-2000. At December 31, 2019, we had 806 employees, 451 of whom were employed in field operations or at our field offices.  We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on or through our website, www.denbury.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The SEC also maintains a website, http://www.sec.gov, which contains periodic reports on Forms 8-K, 10-Q and 10-K filed with the SEC, along with other reports, proxy and information statements and other information filed by Denbury.  Throughout this Annual Report on Form 10-K (“Form 10-K”) we use the terms “Denbury,” “Company,” “we,” “our” and “us” to refer to Denbury Resources Inc. and, as the context may require, its subsidiaries.

2019 BUSINESS DEVELOPMENTS

Since our production is 97% oil, oil prices generally constitute the single largest variable in our operating results. Over the last several years, NYMEX oil prices have been extremely volatile, decreasing to a low of $26 in early 2016 and gradually improving to hit a three-year peak of $76 in October 2018, before retreating to the low $40s in late December 2018 and generally averaging in the low $50s to mid $60s range throughout 2019. Throughout this time, we have focused primarily on preservation of cash and liquidity, together with cost reductions and debt management, rather than concentration on expansion and growth. Our 2019 key accomplishments and business developments included the following:

•
Generated $494.1 million of cash flow from operations ($408.8 million after reducing for interest payments treated as debt reduction), significantly exceeding our $273.6 million of incurred development capital expenditures and capitalized interest in 2019.

•	Reduced our debt principal by $250.5 million and significantly improved our debt maturity profile, ending the year with no outstanding borrowings on the Company’s senior secured bank credit facility.

Denbury Resources Inc.

•
Continued progress on the CO2 enhanced oil recovery development project at Cedar Creek Anticline (“CCA”), Denbury’s largest oil field, to access the potential for significant long-term oil production and cash flow from this key asset, with project activities and capital primarily related to procurement of the pipe and preparation for installation of the CO2 pipeline to CCA.

•
Improved our leverage ratio to 3.7x during 2019 from 4.2x during 2018 (ratio of net debt (debt principal less cash) to Adjusted EBITDAX (a non-GAAP measure)) (see Non-GAAP Financial Measures and Reconciliations).

•	Reduced general and administrative expenses (excluding $18.6 million of severance expense related to a voluntary separation program) by $7.1 million, a 10% reduction from 2018 amounts.

•
Continued to optimize our oil and natural gas asset portfolio through the following: (1) sold Citronelle Field for approximately $10 million in July 2019 and (2) entered into an agreement in December 2019 to sell half of our nearly 100% working interests in four conventional southeast Texas oil fields for $50 million and a carried interest in ten wells to be funded and drilled by the purchaser, which is currently expected to occur in March 2020 (the “Pending Gulf Coast Working Interests Sale”).

•
Continued the monetization of valuable surface land with no active oil and natural gas operations around Houston, Texas, including (1) the sale of multiple parcels primarily around Houston, Texas in transactions totaling $14 million in 2019 and (2) entered into a contract to sell acreage around Houston, Texas for $32 million which provides for a substantial portion of the cash proceeds from such sale to be received no later than mid-2021 with the remaining portion of cash proceeds to be received by mid-2022, subject to certain conditions. We are actively working with the buyer to potentially close the first portion of this sale before the end of 2020.

2020 BUSINESS OUTLOOK

Since the beginning of 2020, NYMEX oil prices have moved downward by over $10 per barrel (from the low $60s per barrel in early January to around $50 per barrel in mid-February 2020), due in part to concerns about the COVID-19 coronavirus and its real and potential impact on near-term worldwide oil demand. In consideration of the current oil price environment and the Company’s desire to preserve ongoing liquidity, we have set our 2020 base capital budget at between $175 million and $185 million (excluding capitalized interest), which includes $10 million of capital dedicated to continuing near-term CO2 development activities at CCA as further discussed below. This 2020 base capital budget is a $57 million (24%) reduction from our 2019 capital expenditure level. We currently anticipate that our 2020 base capital budget of $175 million to $185 million will be more than fully funded with cash flow from operations (assuming a $50 per barrel NYMEX oil price) and should result in the Company generating upwards of $100 million of cash in excess of our capital expenditures, without including any proceeds from the Pending Gulf Coast Working Interests Sale (from which we expect net proceeds of approximately $40 million) or the impact of any other potential transactions.

An additional $140 million to $150 million of capital for the CCA CO2 tertiary flood development, most of which is scheduled to be spent in the second half of the year, is conditioned upon future Board approval. The aggregate $155 million of planned 2020 CCA tertiary-related development capital consists of $105 million for the 105-mile extension of the Greencore Pipeline to CCA, with the remainder dedicated to facilities, well work and field development. The Company currently anticipates finalizing its 2020 capital plans related to CCA during the second quarter.

Based on our capital spending plans, we currently anticipate 2020 average daily production to be between 53,000 and 56,000 BOE/d, after adjusting for the Pending Gulf Coast Working Interests Sale (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Pending Sale of Working Interests in Certain Texas Fields). The production associated with the Pending Gulf Coast Working Interests Sale averaged 1,170 BOE/d during the fourth quarter of 2019. Our anticipated 2020 production level compares to 2019 average continuing production of 56,914 BOE/d, after reduction for 2019 property divestitures and production associated with the Pending Gulf Coast Working Interests Sale.

The Company is currently assessing various alternatives to improve the Company’s balance sheet and may engage in debt reduction and/or maturity extension transactions of various types, primarily focusing on our second lien debt maturing in 2021 and 2022, plus accessing the capital markets and/or generating capital from joint ventures or asset sales. In addition, we continue to market for sale surface land with no active oil and gas operations in the Houston area and believe future land sales could generate an additional $30 million to $50 million of cash over the next few years beyond the $52 million we currently have under contract or have sold.

Denbury Resources Inc.

ESTIMATED NET QUANTITIES OF PROVED OIL AND NATURAL GAS RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

Oil and Natural Gas Reserve Estimates

DeGolyer and MacNaughton (“D&M”) prepared estimates of our net proved oil and natural gas reserves as of December 31, 2019, 2018 and 2017 (see the summary of D&M’s report as of December 31, 2019, included as an exhibit to this Form 10-K). These estimates of reserves were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices on the first day of each month within the 12-month period in accordance with rules and regulations of the SEC.  These oil and natural gas reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage.  The reserve estimates represent our net revenue interest in our properties.

The following table provides estimated proved reserve information prepared by D&M as of December 31, 2019, 2018 and 2017, as well as PV-10 Values and Standardized Measures for each period. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond our control, which are further discussed in Item 1A, Risk Factors – Estimating our reserves, production and future net cash flows is difficult to do with any certainty.  See also Oil and Natural Gas Operations – Field Summary Table and Supplemental Oil and Natural Gas Disclosures (Unaudited) to the Consolidated Financial Statements for further discussion of reserve inputs and changes between periods.

	December 31,
	2019	2018	2017
Estimated proved reserves
Oil (MBbls)	226,133	255,042	252,625
Natural gas (MMcf)	24,334	43,008	42,721
Oil equivalent (MBOE)	230,189	262,210	259,745
Reserve volumes categories
Proved developed producing
Oil (MBbls)	178,538	200,852	189,166
Natural gas (MMcf)	21,627	39,562	38,184
Oil equivalent (MBOE)	182,143	207,446	195,530
Proved developed non-producing
Oil (MBbls)	24,278	21,884	33,365
Natural gas (MMcf)	2,706	3,350	4,251
Oil equivalent (MBOE)	24,729	22,442	34,073
Proved undeveloped
Oil (MBbls)	23,317	32,306	30,094
Natural gas (MMcf)	1	96	286
Oil equivalent (MBOE)	23,317	32,322	30,142
Percentage of total MBOE
Proved developed producing	79%	79%	75%
Proved developed non-producing	11%	9%	13%
Proved undeveloped	10%	12%	12%
Representative oil and natural gas prices(1)
Oil (NYMEX price per Bbl)	$55.69	$65.56	$51.34
Natural gas (Henry Hub price per MMBtu)	2.58	3.10	2.98
Present values (in thousands)(2)
Discounted estimated future net cash flows before income taxes (PV-10 Value)(3)	$2,615,668	$4,025,139	$2,533,798
Standardized measure of discounted estimated future net cash flows after income taxes (“Standardized Measure”)	$2,261,039	$3,351,385	$2,232,429

Denbury Resources Inc.

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

(2)
Determined based on the average first-day-of-the-month prices for each month, adjusted to prices received by field in accordance with standards set forth in the Financial Accounting Standards Board Codification (“FASC”). PV-10 Values and the Standardized Measure are significantly impacted by the oil prices we receive relative to NYMEX oil prices (our NYMEX oil price differential). The weighted-average oil price differentials utilized were $0.14 per Bbl below representative NYMEX oil prices as of December 31, 2019, compared to $0.24 per Bbl below NYMEX oil prices as of December 31, 2018, and $2.25 per Bbl below NYMEX oil prices as of December 31, 2017.

(3)
PV-10 Value is a non-GAAP measure and is different from the Standardized Measure in that PV-10 Value is a pre-tax number and the Standardized Measure is an after-tax number. See Non-GAAP Financial Measures and Reconciliations for further discussion.

Our proved developed non-producing reserves primarily consist of (1) reserves within a proved tertiary flood in areas that have not yet experienced a response from CO2 injection, (2) reserves that will be recovered from currently productive zones utilizing minor modifications to manage the flow of CO2 or water within the reservoir, and (3) reserves that will be recovered through recompletions to other intervals above or below the currently producing interval.

As of December 31, 2019, our estimated proved undeveloped reserves totaled approximately 23.3 MMBOE, or approximately 10% of our estimated total proved reserves.  Approximately 85% (19.8 MMBOE) of our proved undeveloped oil reserves relate to planned future development within our CO2 tertiary operating fields.  We generally consider the CO2 tertiary proved undeveloped reserves to be lower risk than other proved undeveloped reserves that require drilling at locations offsetting existing production, because all of these proved undeveloped reserves are associated with tertiary recovery operations in fields and reservoirs that historically produced substantial volumes of oil under primary production. As of December 31, 2019, 16.1 MMBOE of our total proved undeveloped reserves are not scheduled to be developed within five years of initial booking, all of which are part of CO2 EOR projects. We believe these reserves satisfy the conditions to be included as proved reserves because (1) we have established and continue to follow the previously adopted development plan for each of these projects; (2) we have significant ongoing development activities in each of these CO2 EOR projects and (3) we have a historical record of completing the development of comparable long-term projects.

Our proved undeveloped reserves at December 31, 2019 were 9.0 MMBOE (28%) lower than at December 31, 2018. During 2019, we spent approximately $50 million to convert 9.5 MMBOE of proved undeveloped reserves to proved developed reserves, primarily related to continued tertiary development activities at Bell Creek and East Heidelberg fields. Other changes in proved undeveloped reserves during 2019 included adding an additional 2.7 MMBOE primarily related to our tertiary operations at Oyster Bayou and Brookhaven fields and recognizing net downward revisions of our proved undeveloped reserves of 2.2 MMBOE, primarily the result of reserves that were reclassified to unproved based on changes in our waterflood development plans that would now extend beyond the five-year development timeframe.

During 2019, we provided oil and natural gas reserve estimates for 2018 to the United States Energy Information Agency that were substantially the same as the reserve estimates included in our Form 10-K for the year ended December 31, 2018.

Internal Controls Over Reserve Estimates

Reserve information in this report is based on estimates prepared by D&M, an independent petroleum engineering consulting firm located in Dallas, Texas, utilizing data provided by our internal reservoir engineering team and is the responsibility of management. We rely on D&M’s expertise to ensure that our reserve estimates are prepared in compliance with SEC rules and regulations and that appropriate geologic, petroleum engineering, and evaluation principles and techniques are applied in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007)”.  The person responsible for the preparation of the reserve report is a Senior Vice President at D&M; he is a Registered Professional Engineer in the State of Texas. He received a Master of Science degree in Petroleum Engineering from the University

Denbury Resources Inc.

of Texas in 1984, and he has in excess of 35 years of experience in oil and gas reservoir studies and evaluations.  Our Senior Vice President – Business Development and Technology is primarily responsible for overseeing the independent petroleum engineering firm during the process.  Our Senior Vice President – Business Development and Technology has a Bachelor of Science degree in Petroleum Engineering from the Colorado School of Mines and over 35 years of industry experience working with petroleum engineering and reserve estimates.  D&M relies on various data provided by our internal reservoir engineering team in preparing its reserve estimates, including such items as oil and natural gas prices, ownership interests, production information, operating costs, planned capital expenditures and other technical data. Our internal reservoir engineering team consists of qualified petroleum engineers who maintain the Company’s internal evaluation of reserves and compare the Company’s information to the reserves prepared by D&M. Management is responsible for designing the internal control procedures used in the preparation of our oil and gas reserves, which include verification of data input into reserve forecasting and economics evaluation software, as well as multi-discipline management reviews.  The internal reservoir engineering team reports directly to our Senior Vice President – Business Development and Technology.  In addition, our Board of Directors’ Reserves and Health, Safety and Environmental (“HSE”) Committee, on behalf of the Board of Directors, oversees the qualifications, independence, performance and hiring of our independent petroleum engineering firm and reviews the final report and subsequent reporting of our oil and natural gas reserve estimates.  The Chairman of the Reserves and HSE Committee holds a Ph.D. in Chemical Engineering from the Massachusetts Institute of Technology and bachelor’s degrees in Chemistry and Mathematics from Capital University in Ohio. He has more than 35 years of industry experience, with responsibilities including reserves preparation and approval.

OIL AND NATURAL GAS OPERATIONS

Summary. Our oil and natural gas properties are concentrated in the Gulf Coast and Rocky Mountain regions of the United States.  Currently our properties with proved and producing reserves in the Gulf Coast region are situated in Mississippi, Texas, and Louisiana, and in the Rocky Mountain region are situated in Montana, North Dakota and Wyoming. Our primary focus is increasing the value of our properties through a combination of exploitation, drilling and proven engineering extraction practices, with the most significant emphasis relating to CO2 EOR operations. Our current portfolio of CO2 EOR projects provides us significant oil production and reserve growth potential in the future, assuming crude oil prices are at levels that support the development of those projects.

We have been conducting and expanding EOR operations on our assets in the Gulf Coast region since 1999, and as a result, we currently have many more CO2 EOR projects in this region than in the Rocky Mountain region. We began operations in the Rocky Mountain region in 2010 in connection with, and following, our merger with Encore Acquisition Company (“Encore”). In 2012, as part of a significant sale and exchange transaction with Exxon Mobil Corporation (“ExxonMobil”), we sold to ExxonMobil our Bakken area assets in North Dakota and Montana in exchange for (1) $1.3 billion in cash, (2) operating interests in Hartzog Draw and Webster fields in Wyoming and Texas, respectively, and (3) an overriding royalty interest equivalent to an approximate one-third ownership interest in ExxonMobil’s CO2 reserves in LaBarge Field in Wyoming (the “Bakken Exchange Transaction”). In the Gulf Coast region, we own what is, to our knowledge, the region’s only significant naturally occurring source of CO2, and these large volumes of naturally occurring CO2 give us a significant competitive advantage in this area. In addition to this naturally occurring CO2 source, we utilize CO2 captured from industrial sources which would otherwise be released into the atmosphere (sometimes referred to as anthropogenic, man-made or industrial-source CO2) in our tertiary operations, including CO2 from the LaBarge Field in Wyoming, which is captured in conjunction with processing helium from the LaBarge Field gas stream at ExxonMobil’s Shute Creek gas plant. These industrial sources of CO2 help us recover additional oil from mature oil fields and, we believe, also provide an economical way to reduce atmospheric CO2 emissions through the associated underground storage of CO2 which incidentally occurs as part of our oil-producing EOR operations.

Denbury Resources Inc.

Field Summary Table. The following table provides a summary by field and region of selected proved oil and natural gas reserve information, including total proved reserve quantities as of December 31, 2019, and average daily production for 2019, all based on Denbury’s net revenue interest (“NRI”).  The reserve estimates presented were prepared by D&M, independent petroleum engineers located in Dallas, Texas.  We serve as operator of nearly all of our significant properties, in which we also own most of the interests, although typically less than a 100% working interest, and a lesser NRI due to royalties and other burdens. For additional oil and natural gas reserves information, see Estimated Net Quantities of Proved Oil and Natural Gas Reserves and Present Value of Estimated Future Net Revenues above and Supplemental Oil and Natural Gas Disclosures (Unaudited) to the Consolidated Financial Statements.

	Proved Reserves as of December 31, 2019(1)				2019 Average Daily Production
	Oil (MBbls)	Natural Gas (MMcf)	MBOEs	% of Company Total MBOEs	Oil (Bbls/d)	Natural Gas (Mcf/d)	Average 2019 NRI
Tertiary oil and gas properties
Gulf Coast region
Delhi	14,565	—	14,565	6.3%	4,324	—	58.1%
Hastings	31,641	—	31,641	13.7%	5,403	—	79.9%
Heidelberg	20,792	—	20,792	9.0%	4,195	—	81.3%
Oyster Bayou	16,965	—	16,965	7.4%	4,345	—	87.3%
Tinsley	15,553	—	15,553	6.8%	4,608	—	82.2%
West Yellow Creek	1,318	—	1,318	0.6%	640	—	42.5%
Mature properties(2)	16,745	—	16,745	7.3%	6,422	—	80.2%
Total Gulf Coast region	117,579	—	117,579	51.1%	29,937	—	76.4%
Rocky Mountain region
Bell Creek	13,523	—	13,523	5.9%	5,228	—	84.9%
Salt Creek	6,158	—	6,158	2.7%	2,143	—	19.0%
Grieve	977	—	977	0.4%	53	—	20.5%
Total Rocky Mountain region	20,658	—	20,658	9.0%	7,424	—	42.1%
Total tertiary properties	138,237	—	138,237	60.1%	37,361	—	66.4%
Non-tertiary oil and gas properties
Gulf Coast region
Texas(3)	17,151	7,180	18,348	8.0%	3,865	2,672	81.4%
Mississippi and other	1,733	3,523	2,320	1.0%	609	2,203	13.5%
Total Gulf Coast region	18,884	10,703	20,668	9.0%	4,474	4,875	47.2%
Rocky Mountain region
Cedar Creek Anticline(4)	67,003	10,077	68,683	29.8%	13,818	1,632	80.1%
Other	2,009	3,554	2,601	1.1%	805	2,739	62.2%
Total Rocky Mountain region	69,012	13,631	71,284	30.9%	14,623	4,371	78.8%
Total non-tertiary properties	87,896	24,334	91,952	39.9%	19,097	9,246	67.0%
Total continuing properties	226,133	24,334	230,189	100.0%	56,458	9,246	66.6%
Property sales
Property divestitures(5)	—	—	—	—%	214	—	64.2%
Company Total	226,133	24,334	230,189	100.0%	56,672	9,246	66.6%

(1)
Reserve estimates were prepared in accordance with FASC Topic 932, Extractive Industries – Oil and Gas, using the arithmetic averages of the first-day-of-the-month NYMEX commodity price for each month during 2019, which were $55.69 per Bbl for crude oil and $2.58 per MMBtu for natural gas.

(2)	Mature properties include Brookhaven, Cranfield, Eucutta, Little Creek, Mallalieu, Martinville, McComb and Soso fields in Mississippi.

Denbury Resources Inc.

(3)
Texas non-tertiary production includes production associated with the Pending Gulf Coast Working Interests Sale (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Pending Sale of Working Interests in Certain Texas Fields).

(4)	The Cedar Creek Anticline consists of a series of 13 different operating areas.

(5)	Includes production from Citronelle Field sold in July 2019.

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

Our tertiary operations have grown so that (1) 60% of our proved reserves at December 31, 2019 are proved tertiary oil reserves; (2) 64% of our 2019 total production was related to tertiary oil operations (on a BOE basis); and (3) 63% of our 2019 capital expenditures (excluding acquisitions) were related to our tertiary oil operations.  At year-end 2019, the proved oil reserves in our tertiary recovery oil fields had an estimated PV-10 Value of approximately $1.8 billion, or 69% of our total PV-10 Value.  In addition, there are significant probable and possible reserves at several other fields for which tertiary operations are underway or planned.

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

Denbury Resources Inc.

We acquired Jackson Dome in February 2001 in a purchase that also gave us ownership and control of the NEJD CO2 pipeline and provided us with a reliable supply of CO2 at a reasonable and predictable cost for our Gulf Coast CO2 tertiary recovery operations.  Since February 2001, we have acquired and drilled numerous CO2-producing wells, significantly increasing our estimated proved Gulf Coast CO2 reserves from approximately 800 Bcf at the time of acquisition of Jackson Dome to approximately 4.8 Tcf as of December 31, 2019.  The proved CO2 reserve estimates are based on a gross (8/8ths) basis, of which our net revenue interest is approximately 3.8 Tcf, and is included in the evaluation of proved CO2 reserves prepared by D&M, an independent petroleum engineering consulting firm.  In discussing our available CO2 reserves, we make reference to the gross amount of proved and probable reserves, as this is the amount that is available both for our own tertiary recovery programs and for industrial users who are customers of Denbury and others, as we are responsible for distributing the entire CO2 production stream.

In addition to our proved reserves, we estimate that we have 910.1 Bcf, on a gross (8/8ths) basis, of probable CO2 reserves at Jackson Dome.  While the majority of these probable reserves are located in structures that have been drilled and tested, such reserves are still considered probable reserves because (1) the original well is plugged; (2) they are located in fault blocks that are immediately adjacent to fault blocks with proved reserves; or (3) they are reserves associated with increasing the ultimate recovery factor from our existing reservoirs with proved reserves. In addition, a significant portion of these probable reserves at Jackson Dome are located in undrilled structures where we have sufficient subsurface and seismic data indicating geophysical attributes that, coupled with our historically high drilling success rate, provide a reasonably high degree of certainty that CO2 is present.

In addition to our drilling at Jackson Dome, we have the capability to expand our processing and dehydration capacities and install additional pipelines and/or pumping stations necessary to transport the CO2 through our controlled pipeline network. We expect our current proved reserves of CO2, coupled with a risked drilling program at Jackson Dome and CO2 expected to be captured from industrial sources, to provide sufficient quantities of CO2 for us to develop our proved and probable EOR reserves in the Gulf Coast region. In the future, we believe that once a CO2 flood in a field reaches its productive economic limit, we could recycle a portion of the CO2 that remains in that field’s reservoir and utilize it for oil production in another field’s tertiary flood.

In the Gulf Coast region, approximately 84% of our average daily CO2 produced from Jackson Dome or captured from industrial sources in 2019 was used in our tertiary recovery operations, compared to 83% in 2018 and 87% in 2017, with the balance delivered to third-party industrial users. During 2019, we used an average of 511 MMcf/d of CO2 (including CO2 captured from industrial sources) for our tertiary activities.

Gulf Coast CO2 Captured from Industrial Sources.  In addition to our natural source of CO2, we are currently party to two long-term contracts to purchase CO2 from industrial plants.  We have purchased CO2 from an industrial facility in Port Arthur, Texas since 2012 and from an industrial facility in Geismar, Louisiana since 2013, which supplied an average of approximately 53 MMcf/d of CO2 to our EOR operations during 2019.  Additionally, we are in ongoing discussions with other parties regarding plans to construct plants near the Green Pipeline. In order to capture such volumes, we (or the plant owner) would need to install additional equipment, which includes, at a minimum, compression and dehydration facilities.

Gulf Coast CO2 Pipelines. We acquired the 183-mile NEJD CO2 pipeline that runs from Jackson Dome to near Donaldsonville, Louisiana, as part of the 2001 acquisition of our Jackson Dome CO2 source.  Since 2001, we have acquired or constructed nearly 750 miles of CO2 pipelines, and as of December 31, 2019, we have access to nearly 925 miles of CO2 pipelines, which gives us the ability to deliver CO2 throughout the Gulf Coast region.  In addition to the NEJD CO2 pipeline, the major pipelines in the Gulf Coast region are the Free State Pipeline (90 miles), Delta Pipeline (110 miles), Green Pipeline Texas (120 miles), and Green Pipeline Louisiana (200 miles).

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

Tertiary Properties with Tertiary Production and Proved Tertiary Reserves at December 31, 2019

Delhi Field. Delhi Field is located east of Monroe, Louisiana.  In May 2006, we purchased our initial interest in Delhi for $50 million.  We began well and facility development in 2008, began delivering CO2 to the field in 2009 via the Delta Pipeline,

Denbury Resources Inc.

which runs from Tinsley Field to Delhi Field, and first tertiary production occurred at Delhi Field in 2010.  During 2016, we completed construction of a natural gas liquids extraction plant, which provides us with the ability to sell natural gas liquids from the produced stream, improve the efficiency of the CO2 flood, and utilize extracted methane to power the plant and reduce field operating expenses. Production from Delhi Field in the fourth quarter of 2019 averaged 4,085 Bbls/d, compared to 4,526 Bbls/d in the fourth quarter of 2018.  During 2020, we plan to perform conformance work at Delhi Field.

Hastings Field.  Hastings Field is located south of Houston, Texas.  We acquired a majority interest in this field in February 2009 for $247 million.  We initiated CO2 injection in the West Hastings Unit during 2010 upon completion of the construction of the Green Pipeline.  Due to the large vertical oil column that exists in the field, we are developing the Frio reservoir using dedicated CO2 injection and producing wells for each of the major sand intervals. We began producing oil from our EOR operations at Hastings Field in 2012, and we booked initial proved tertiary reserves for the West Hastings Unit in 2012.  The Company also has future plans for continued tertiary development of existing proved undeveloped reserves at the field. During the fourth quarter of 2019, tertiary production from Hastings Field averaged 5,097 Bbls/d, compared to 5,480 Bbls/d in the fourth quarter of 2018.

Heidelberg Field.  Heidelberg Field is located in Mississippi off of the Free State Pipeline and consists of an East Unit and a West Unit.  Construction of the CO2 facility, connecting pipeline and well work commenced on the West Heidelberg Unit during 2008, with our first CO2 injections into the Eutaw zone.  Our first tertiary oil production occurred in 2009, and we began flooding the Christmas and Tuscaloosa zones in 2013 and 2014, respectively.  During 2019, we expanded our tertiary flood of the Christmas zone and invested in non-tertiary behind pipe projects. During the fourth quarter of 2019, tertiary production at Heidelberg Field averaged 4,409 Bbls/d, compared to 4,269 Bbls/d in the fourth quarter of 2018. Our 2020 development plans for Heidelberg Field include conformance work, with future plans for continued tertiary development of existing proved undeveloped reserves at the field.

Oyster Bayou Field.  We acquired a majority interest in Oyster Bayou Field in 2007. The field is located in southeast Texas, east of Galveston Bay, and is somewhat unique when compared to our other CO2 EOR projects because the field covers a relatively small area of 3,912 acres.  We began CO2 injections into Oyster Bayou Field in 2010, commenced tertiary production in 2011 from the Frio A-1 zone, and booked initial proved tertiary reserves for the field in 2012.  In 2014, we completed development of the Frio A-2 zone. During the fourth quarter of 2019, tertiary production at Oyster Bayou Field averaged 4,261 Bbls/d, compared to 4,785 Bbls/d in the fourth quarter of 2018. During 2020, we plan to invest in down-dip expansion of the Frio A-2 zone.

Tinsley Field.  We acquired Tinsley Field in 2006. This Mississippi field was discovered and first developed in the 1930s and is separated by different fault blocks.  As is the case with the majority of fields in Mississippi, Tinsley Field produces from multiple reservoirs.  Our CO2 enhanced oil recovery operations at Tinsley Field have thus far targeted the Woodruff formation, although there is additional potential in the Perry sandstone and other smaller reservoirs.  We commenced tertiary oil production from Tinsley Field in 2008 and substantially completed development of the Woodruff formation during 2014.  During the fourth quarter of 2019, tertiary oil production from the field averaged 4,343 Bbls/d, compared to 5,033 Bbls/d in the fourth quarter of 2018. Although production from Tinsley Field is believed to have peaked in 2015 and is generally on decline, we continue to evaluate future potential investment opportunities in this field.

In addition to our tertiary operations at Tinsley Field, during 2018 and 2019, we conducted exploitation drilling in other oil-bearing formations in the field, and we continue to evaluate exploitation opportunities in additional horizons underlying the existing CO2 EOR flood.

West Yellow Creek Field. We acquired an approximate 48% non-operated working interest in West Yellow Creek Field in Mississippi in March 2017 for approximately $16 million, a field in which the operator had previously invested significant capital converting the field to a CO2 EOR flood. Under our arrangement with the operator, we supply CO2 to the field for a fee. West Yellow Creek Field is in close proximity and analogous to Eucutta Field, a very successful CO2 flood that we developed and continue to operate. We booked initial proved tertiary oil reserves at West Yellow Creek Field as of year-end 2017 and commenced tertiary production in early 2018. During the fourth quarter of 2019, tertiary oil production from the field averaged 807 Bbls/d compared to 375 Bbls/d in the fourth quarter of 2018. Development of the field is ongoing, with future plans for continued tertiary development of the initial formation within the field.

Mature properties. Mature properties include our longest-producing properties which are generally located along our NEJD CO2 pipeline in southwest Mississippi and Louisiana and our Free State Pipeline in east Mississippi.  This group of properties includes our initial CO2 field, Little Creek, as well as several other fields (Brookhaven, Cranfield, Eucutta, Mallalieu, Martinville, McComb and Soso fields).  These fields accounted for 17% of our total 2019 CO2 EOR production and approximately 7% of our

Denbury Resources Inc.

year-end proved reserves.  These fields have been producing under CO2 flood for many years, in many cases more than a decade, and their production is generally declining, though we continue to evaluate future potential investment opportunities in these fields.

Future Tertiary Properties with No Tertiary Production or Proved Tertiary Reserves at December 31, 2019

Pending Sale of Working Interests in Certain Texas Fields. In December 2019, we entered into a definitive agreement to sell half of our nearly 100% working interest positions in four conventional southeast Texas oil fields (consisting of Webster, Thompson, Manvel and East Hastings) for $50 million cash and a carried interest in ten wells to be drilled by the purchaser. The sale is currently expected to occur in early March 2020. Under the agreement, the purchaser is committed to funding 100% of the capital required to drill and complete an initial ten horizontal wells across the fields, with the first of the ten wells to be spud within six months of closing and with all ten wells to be completed within 18 months after closing. On these initial ten wells, Denbury will receive a 6.25% overriding royalty interest prior to the combined payout of the wells in a specified field and subsequent to payout, Denbury will receive production revenues from, and bear the cost of, its 50% working interest in each well. As part of the agreement, we will retain 100% ownership of the future Webster Unit CO2 flood, wherein (1) the purchaser may elect to participate in the future CO2 flood through reimbursement to Denbury of the purchaser’s working interest share of project costs incurred to date, or (2) if the purchaser declines to participate in the CO2 flood, we have the right to repurchase the purchaser’s working interest in Webster Field under a contractually agreed valuation mechanism.

Webster Field. We acquired our interest in Webster Field in 2012 as part of the Bakken Exchange Transaction. The field is located southeast of Houston, Texas, approximately eight miles northeast of our Hastings Field which we are currently flooding with CO2. At December 31, 2019, Webster Field had estimated proved non-tertiary reserves of approximately 3.2 MMBOE, net to our interest, all of which are proved developed.  During the fourth quarter of 2019, non-tertiary production at Webster Field, including production related to the Pending Gulf Coast Working Interests Sale (see Pending Sale of Working Interests in Certain Texas Fields above), averaged 923 BOE/d, compared to 841 BOE/d in the fourth quarter of 2018.  Webster Field is geologically similar to our Hastings Field, producing oil from the Frio zone at similar depths; as a result, we believe it is well suited for CO2 EOR. In 2014, we completed a nine-mile lateral between the Green Pipeline and Webster Field, which we plan will eventually deliver CO2 to the field. The timing of the development of a CO2 flood at Webster Field is primarily dependent upon capital availability and priorities and future oil prices.

Conroe Field.  Conroe Field, our largest potential tertiary flood in the Gulf Coast region, is located north of Houston, Texas.  We acquired a majority interest in this field in 2009 for $271 million in cash and 11.6 million shares of Denbury common stock, for a total aggregate value of $439 million.  Conroe Field had estimated proved non-tertiary reserves of approximately 9.5 MMBOE at December 31, 2019, net to our interest, all of which are proved developed.  During the fourth quarter of 2019, non-tertiary production at Conroe Field averaged 1,861 BOE/d, compared to 1,970 BOE/d in the fourth quarter of 2018.

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

In addition to the currently-producing oil-bearing formations at Conroe Field, we are evaluating exploitation opportunities in other formations. We currently do not have any additional wells planned for 2020 but continue to evaluate additional opportunities and plan to de-risk other areas of the field in the future.

Thompson Field. We acquired our interest in Thompson Field in June 2012 for $366 million. The field is located in Texas, approximately 18 miles west of our Hastings Field. Thompson Field had estimated proved non-tertiary reserves of approximately 4.3 MMBOE at December 31, 2019, net to our interest, all of which are proved developed.  During the fourth quarter of 2019, non-tertiary production at Thompson Field, including production related to the Pending Gulf Coast Working Interests Sale (see Pending Sale of Working Interests in Certain Texas Fields above), averaged 1,008 BOE/d, compared to 942 BOE/d in the fourth quarter of 2018.  Thompson Field is geologically similar to Hastings Field, producing oil from the Frio zone at similar depths, and we therefore believe it has CO2 EOR potential. Under the terms of the Thompson Field acquisition agreement, after the initiation of CO2 injection, the seller will retain approximately a 5% gross revenue interest (less severance taxes) once average monthly oil production exceeds 3,000 Bbls/d. The timing of the development of a CO2 flood at Thompson Field is primarily dependent upon capital availability and priorities and future oil prices.

Denbury Resources Inc.

Rocky Mountain Region

CO2 Sources and Pipelines

LaBarge Field.  We acquired an overriding royalty interest equivalent to an approximate one-third ownership interest in ExxonMobil’s CO2 reserves in LaBarge Field in the fourth quarter of 2012 as part of the Bakken Exchange Transaction. LaBarge Field is located in southwestern Wyoming, and as of December 31, 2019, our interest in LaBarge Field consisted of approximately 1.1 Tcf of proved CO2 reserves.

During 2019, we received an average of approximately 97 MMcf/d of CO2 from the Shute Creek gas processing plant at LaBarge Field that we used in our Rocky Mountain region CO2 floods. Based on current capacity, and subject to availability of CO2, we currently expect our CO2 volumes from Shute Creek to increase in future years. We pay ExxonMobil a fee to process and deliver the CO2, which we use in our Rocky Mountain region CO2 floods.

Other Rocky Mountain CO2 Sources.  We currently receive all of the CO2 from the ConocoPhillips-operated Lost Cabin gas plant in central Wyoming, which we currently expect to provide us as much as 30 MMcf/d of CO2 for use in our Rocky Mountain region CO2 floods. We currently estimate that our existing CO2 sources, plus additional CO2 from those or other CO2 sources in the region, are sufficient to carry out our base Rocky Mountain region EOR development plans.

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

In mid-2018, we sanctioned the CO2 enhanced oil recovery development project at Cedar Creek Anticline, which requires a 105-mile extension of the Greencore CO2 pipeline to CCA from Bell Creek Field. The capital outlay for the pipeline is projected to be approximately $150 million, of which we have incurred approximately $45 million through December 31, 2019 (see also Cedar Creek Anticline CO2 EOR Project below for further discussion).

Tertiary Properties with Tertiary Production and Proved Tertiary Reserves at December 31, 2019

Bell Creek Field.  We acquired our interest in Bell Creek Field in southeast Montana as part of the Encore merger in 2010.  The oil-producing reservoir in Bell Creek Field is a sandstone reservoir with characteristics similar to those we have successfully flooded with CO2 in the Gulf Coast region. During 2013, we began first CO2 injections into Bell Creek Field, recorded our first tertiary oil production, and booked initial proved tertiary reserves. Tertiary production during the fourth quarter of 2019 averaged 5,618 Bbls/d of oil, compared to 4,421 Bbls/d in the fourth quarter of 2018.  During 2018, we completed the phase five expansion at the field, and in April 2019 commenced CO2 injection into phase six of the field development. The initial production response from the phase six expansion of the flood occurred in early 2020, though production will slowly ramp up during 2020 as additional wells begin to respond.

Grieve Field. Under a 2011 farm-in agreement, we obtained a 65% working interest in Grieve Field, located in Natrona County, Wyoming, in exchange for developing the Grieve Field CO2 flood. During 2016, the Company and its joint venture partner in Grieve Field revised their development arrangement for the field so that our partner funded $55 million of the remaining estimated capital to complete development of the facility and fieldwork in exchange for a 14% higher working interest and a disproportionate sharing of revenue from the first 2 million barrels of production. Thus, our working interest in the field was reduced from 65% to 51%, and our net revenue interest on the first million barrels of production is approximately 20%. We commenced tertiary production from Grieve Field during the fourth quarter of 2018 and booked initial proved tertiary reserves during 2019. Tertiary production during the fourth quarter of 2019 averaged 60 Bbls/d of oil, compared to 20 Bbls/d in the fourth quarter of 2018.

Salt Creek Field.  We acquired our 23% non-operated working interest in Salt Creek Field in Wyoming for approximately $72 million in June 2017. Tertiary production during the fourth quarter of 2019 averaged 2,223 Bbls/d of oil, compared to 2,107 Bbls/d in the fourth quarter of 2018.

Denbury Resources Inc.

Future Tertiary Properties with No Tertiary Production or Proved Tertiary Reserves at December 31, 2019

Cedar Creek Anticline.  CCA is the largest potential EOR property that we own and currently our largest producing property, contributing approximately 24% of our 2019 total production. Historical production from the property has primarily been from the Red River interval. The field is primarily located in Montana but extends over such a large area (approximately 126 miles) that it also extends into North Dakota.  CCA is a series of 13 different operating areas on a common geological trend, each of which could be considered a field by itself.  We acquired our initial interest in CCA as part of the Encore merger in 2010 and acquired additional interests from a wholly-owned subsidiary of ConocoPhillips in 2013 for $1.0 billion, adding 42.2 MMBOE of incremental proved reserves at that date. Production from CCA averaged 13,730 BOE/d during the fourth quarter of 2019, compared to production during the fourth quarter of 2018 of 14,961 BOE/d. The non-tertiary proved reserves associated with CCA were 68.7 MMBOE, net to our interest, as of December 31, 2019.

In addition to the Red River interval, CCA contains other oil-bearing intervals including Mission Canyon and Charles B. We began pursuing these additional exploitation opportunities in late 2017. We have drilled nine successful Mission Canyon exploitation wells and a successful initial test well in Cabin Creek’s Charles B formation over the last few years. We continue to evaluate the Charles B formation and believe it has characteristics that would make it a good candidate for secondary or tertiary flooding.

Cedar Creek Anticline CO2 EOR Project. CCA is located approximately 110 miles north of Bell Creek Field, and our current plan is to connect this field to our Greencore Pipeline by the end of 2020.  In June 2018, we announced the sanctioning of the CO2 enhanced oil recovery development project at Cedar Creek Anticline. The estimated capital outlay to first tertiary production includes $150 million for a 105-mile extension of the Greencore CO2 pipeline from Bell Creek Field discussed above and an additional $150 million for facilities, well work and field development in the Red River formation at East Lookout Butte and Cedar Hills South fields in CCA. Approximately $50 million has been incurred through December 31, 2019, primarily related to purchase of pipe for the planned CO2 pipeline extension. First tertiary production is currently expected in the second half of 2022 or early 2023, with additional phases of development expected to target the Interlake, Stony Mountain and Red River formations at Cabin Creek Field. In light of the current oil price environment and the Company’s desire to preserve ongoing liquidity, the Company is continuing to evaluate the CCA tertiary development timeline, and in particular the construction of the pipeline in 2020, and currently anticipates finalizing its plans in the second quarter of 2020. See further discussion of the Company’s 2020 capital plans at Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – 2020 Capital Budget.

Hartzog Draw Field. We acquired our interest in Hartzog Draw Field in 2012 as part of the Bakken Exchange Transaction. The field is located in the Powder River Basin of northeastern Wyoming, approximately 12 miles from our Greencore Pipeline. Hartzog Draw Field had estimated proved reserves of approximately 2.6 MMBOE at December 31, 2019, net to our interest, 0.6 MMBOE of which relate to the natural gas producing Big George coal zone.  During the fourth quarter of 2019, non-tertiary production averaged 1,172 BOE/d, compared to 1,327 BOE/d in the fourth quarter of 2018. Industry activity around this field has been increasing for the last several years, with several operators testing various formations such as the Turner, Niobrara, Shannon, Parkman and Mowry for potential development. We believe the oil reservoir characteristics of Hartzog Draw Field make it well suited for CO2 EOR in the future. The timing of development of a CO2 flood at Hartzog Draw Field is primarily dependent upon capital availability and priorities and future oil prices.

Other Non-Tertiary Oil Properties

Despite the majority of our oil and natural gas properties discussed above consisting of either existing or planned future tertiary floods, we also produce oil and natural gas either from fields in both our Gulf Coast and Rocky Mountain regions that are not amenable to EOR or from specific reservoirs (within an existing tertiary field) that are not amenable to EOR. For example, at Heidelberg Field, we produce natural gas from the Selma Chalk reservoir, which is separate from the Christmas and Eutaw reservoirs currently being flooded with CO2. Continuing production from these other non-tertiary properties totaled 1,567 BOE/d during the fourth quarter of 2019, compared to 1,611 BOE/d during the fourth quarter of 2018.

Denbury Resources Inc.

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

Oil and Gas Acreage

The following table sets forth our acreage position at December 31, 2019:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Gulf Coast region	188,770	155,270	286,922	18,374	475,692	173,644
Rocky Mountain region	362,327	315,029	122,321	22,969	484,648	337,998
Total	551,097	470,299	409,243	41,343	960,340	511,642

The percentage of our net undeveloped acreage that is subject to expiration over the next three years, if not renewed, is approximately 4% in 2020, 11% in 2021 and 7% in 2022.

Productive Wells

The following table sets forth our gross and net productive oil and natural gas wells as of December 31, 2019:

	Producing Oil Wells		Producing Natural Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Operated wells
Gulf Coast region	1,111	1,045	128	120	1,239	1,165
Rocky Mountain region	965	919	268	174	1,233	1,093
Total	2,076	1,964	396	294	2,472	2,258
Non-operated wells
Gulf Coast region	43	18	—	—	43	18
Rocky Mountain region	591	132	2	1	593	133
Total	634	150	2	1	636	151
Total wells
Gulf Coast region	1,154	1,063	128	120	1,282	1,183
Rocky Mountain region	1,556	1,051	270	175	1,826	1,226
Total	2,710	2,114	398	295	3,108	2,409

Denbury Resources Inc.

Drilling Activity

The following table sets forth the results of our drilling activities over the last three years.  As of December 31, 2019, we did not have any wells in progress.

	Year Ended December 31,
	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells(1)
Productive(2)	1	1	2	2	—	—
Non-productive(3)	—	—	—	—	—	—
Development wells(1)
Productive(2)	19	18	14	12	2	2
Non-productive(3)(4)	—	—	3	3	—	—
Total	20	19	19	17	2	2

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

(2)
A productive well is an exploratory or development well drilled and completed during the year and found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

(3)	A non-productive well is an exploratory or development well that is not a productive well.

(4)	During 2019, 2018 and 2017, an additional 7, 4 and 3 wells, respectively, were drilled for water or CO2 injection purposes.

Denbury Resources Inc.

The following table summarizes sales volumes, sales prices and production cost information for our net oil and natural gas production for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Net sales volume
Gulf Coast region
Oil (MBbls)	12,638	13,484	14,114
Natural gas (MMcf)	1,779	1,973	1,995
Total Gulf Coast region (MBOE)	12,935	13,813	14,447
Rocky Mountain region
Oil (MBbls)	8,047	7,880	7,205
Natural gas (MMcf)	1,595	1,988	2,141
Total Rocky Mountain region (MBOE)	8,313	8,211	7,562
Total Company (MBOE)	21,248	22,024	22,009

Average sales prices – excluding impact of derivative settlements
Gulf Coast region
Oil (per Bbl)	$60.32	$67.75	$51.19
Natural gas (per Mcf)	2.49	3.16	2.98

Rocky Mountain region
Oil (per Bbl)	$55.02	$63.30	$49.58
Natural gas (per Mcf)	1.57	2.01	1.88

Total Company
Oil (per Bbl)	$58.26	$66.11	$50.64
Natural gas (per Mcf)	2.06	2.58	2.41

Average production cost (per BOE sold)(1)
Gulf Coast region	$22.49	$22.22	$20.48
Rocky Mountain region	22.40	22.27	20.09
Total Company	22.46	22.24	20.35

(1)	Excludes oil and natural gas ad valorem and production taxes.

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

Denbury Resources Inc.

SIGNIFICANT OIL AND GAS PURCHASERS AND PRODUCT MARKETING

Oil and natural gas sales are made on a day-to-day basis or under short-term contracts at the current area market price. We would not expect the loss of any single purchaser to have a material adverse effect upon our operations; however, the loss of a large single purchaser could potentially reduce the competition for our oil and natural gas production, which in turn could negatively impact the prices we receive.  For the year ended December 31, 2019, three purchasers accounted for 10% or more of our oil and natural gas revenues: Plains Marketing LP (32%), Hunt Crude Oil Supply Company (11%) and Sunoco Inc. (11%). For the year ended December 31, 2018, two purchasers accounted for 10% or more of our oil and natural gas revenues: Plains Marketing LP (24%) and Hunt Crude Oil Supply Company (10%). For the year ended December 31, 2017, two purchasers accounted for 10% or more of our oil and natural gas revenues: Plains Marketing LP (22%) and Marathon Petroleum Company (10%).

Our ability to market oil and natural gas depends on many factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity of our oil and natural gas production to pipelines and corresponding markets, the available capacity in such pipelines, the demand for oil and natural gas, the effects of weather, and the effects of state and federal regulation.  As of December 31, 2019, we have not experienced significant difficulty in finding a market for all of our production as it becomes available or in transporting our production to those markets; however, there is no assurance that we will always be able to market all of our production or obtain favorable prices.

Oil Marketing

Prices received in a regional market fluctuate frequently and can differ from NYMEX pricing due to a variety of reasons, including supply and/or demand factors, crude oil quality and location differentials. The oil differentials we received in the Gulf Coast and Rocky Mountain regions are discussed in further detail below.

Crude oil prices in the Gulf Coast region are generally positive to NYMEX and highly correlated to the changes in prices of crude oil sold under Light Louisiana Sweet. Our average NYMEX oil differential in the Gulf Coast region was a positive $3.30 per Bbl during 2019, compared to a positive $2.94 per Bbl and a positive $0.22 per Bbl during 2018 and 2017, respectively. Our current markets at various sales points along the Gulf Coast have sufficient demand to accommodate our production, but there can be no assurance of future demand.

The marketing of our Rocky Mountain region oil production is dependent on transportation through local pipelines to market centers in Guernsey, Wyoming; Clearbrook, Minnesota; Wood River, Illinois; and most recently Cushing, Oklahoma.  Shipments on some of the pipelines are at or near capacity and may be subject to apportionment.  We currently have access to, or have contracted for, sufficient pipeline capacity to move our oil production; however, there can be no assurance that we will be allocated sufficient pipeline capacity to move all of our oil production in the future.  Because local demand for production is small in comparison to current production levels, much of the production in the Rocky Mountain region is transported to markets outside of the region. Therefore, prices in the Rocky Mountain region are further influenced by fluctuations in prices (primarily Brent and LLS) in coastal markets and by available pipeline capacity in the Midwest and Cushing markets.  For the year ended December 31, 2019, the discount for our oil production relative to NYMEX in the Rocky Mountain region averaged $2.01 per Bbl, compared to $1.50 per Bbl during 2018 and $1.39 per Bbl during 2017.

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

The demand for qualified and experienced field personnel to drill wells and conduct field operations and for geologists, geophysicists, engineers and other professionals in the oil and gas industry can fluctuate significantly, often in correlation with commodity prices, causing periodic shortages in such personnel.  Prior to the downturn in oil prices, the competition for qualified

Denbury Resources Inc.

technical personnel had been extensive, and our personnel costs escalated. There were also periods with shortages of drilling rigs and other equipment, as demand for rigs and equipment increased along with the number of wells being drilled.  These factors also cause significant increases in costs for equipment, services and personnel.  We cannot be certain when we will experience these issues, and these types of shortages or price increases could significantly decrease our profit margin, cash flow and operating results, and cause significant delays in our development operations.

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

Denbury Resources Inc.

Both federal and state authorities have in recent years proposed new regulations to limit the emission of pollutants, including greenhouse gas emissions, as part of climate change initiatives and the Clean Air Act.  For example, both the EPA and BLM have issued regulations for the control of methane emissions from the oil and gas industry. The EPA has promulgated regulations requiring permitting for certain sources of greenhouse gas emissions, and in May 2016, promulgated final regulations to reduce methane and volatile organic compound emissions from the oil and gas sector. In July 2017, a federal appeals court rejected an attempt by the EPA to delay implementation of the rule. In September 2018, the EPA proposed amendments to the rule that are targeted at reducing regulatory requirements and streamlining the rule’s implementation. In September 2019, the EPA also issued a notice of proposed rulemaking that, if finalized, would remove the methane specific regulations imposed by the 2016 final rule and remove certain other emission limitations placed on new or reconstructed transmission and storage facilities. Enforcement of these regulations may impose additional costs related to compliance with new emission limits, as well as inspections and maintenance of several types of equipment used in our operations.

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

Various federal, state and local laws and regulations controlling the discharge of materials into the environment, or otherwise relating to the protection of the environment and human health, directly impact our oil and gas exploration, development and production operations.  These include, among others, (1) regulations adopted by the EPA and various state agencies regarding approved methods of disposal for certain hazardous and nonhazardous wastes; (2) the Comprehensive Environmental Response, Compensation, and Liability Act and analogous state laws that regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (3) the Clean Air Act and comparable state and local requirements already applicable to our operations and new restrictions on air emissions from our operations, including greenhouse gas emissions and those that could discourage the production of fossil fuels that, when used, ultimately release CO2; (4) the Clean Water Act and comparable state and local requirements already applicable to our operations and new restrictions on wastewater discharges from our operations; (5) the Oil Pollution Act of 1990, which contains numerous requirements relating to the prevention of, and response to, oil spills into waters of the United States; (6) the Resource Conservation and Recovery Act, which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; (7) the Endangered Species Act and counterpart state legislation, which protects certain species (and their related habitats), including certain species that could be present on our leases, as threatened or endangered; and (8) state regulations and statutes governing the handling, treatment, storage and disposal of NORM and other wastes.

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

Hydraulic Fracturing

During 2019, we fracture stimulated seven wells, primarily at Bell Creek Field utilizing water-based fluids. We currently have plans to potentially hydraulically fracture up to ten wells during 2020, consisting primarily of small skin fractures that are utilized to remove contaminants caused by drilling muds and increase permeability near the wellbore. We are familiar with the laws and regulations applicable to hydraulic fracturing operations and take steps to ensure compliance with these requirements.

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

The following table provides a reconciliation of the Standardized Measure to PV-10 Value for the periods indicated:

	Year Ended December 31,
In thousands	2019	2018	2017
Standardized Measure (GAAP measure)	$2,261,039	$3,351,385	$2,232,429
Discounted estimated future income tax	354,629	673,754	301,369
PV-10 Value (non-GAAP measure)	$2,615,668	$4,025,139	$2,533,798

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

The following table presents a reconciliation of our net income to Adjusted EBITDAX for the periods indicated:

In thousands	Year Ended December 31,
	2019	2018
Net income (GAAP measure)	$216,959	$322,698
Adjustments to reconcile to Adjusted EBITDAX
Interest expense	81,632	69,688
Income tax expense	104,352	87,233
Depletion, depreciation, and amortization	233,816	216,449
Noncash fair value losses (gains) on commodity derivatives	93,684	(196,335)
Stock-based compensation	12,470	11,951
Gain on debt extinguishment	(155,998)	—
Severance-related expense	18,627	—
Accrued expense related to litigation over a helium supply contract	—	49,373
Impairment of loan receivable and related assets	—	17,805
Noncash, non-recurring and other	1,589	5,504
Adjusted EBITDAX (non-GAAP measure)	$607,131	$584,366

Denbury Resources Inc.

Item 1A.  Risk Factors

Oil and natural gas prices are volatile. A sustained period of low of oil prices is likely to adversely affect our future financial condition, results of operations, cash flows and the carrying value of our oil and natural gas properties.

Oil prices are the most important determinant of our operational and financial success. Oil prices are highly impacted by worldwide oil supply, demand and prices, and have historically been subject to significant price changes over short periods of time. Over the last few years, NYMEX oil prices have been volatile, decreasing to a low of $43 in mid-2017 and gradually improving to hit a three-year peak of $76 in October 2018, before retreating to the low $40s in late December 2018 and generally averaging in the low $50s to mid $60s range throughout 2019. Based on past commodity cycles, volatility will remain, and prices could move downward or upward on a rapid or repeated basis, which can make planning and budgeting, acquisition and divestiture transactions, capital raising, valuations and sustaining business strategies more difficult. Our cash flow from operations is highly dependent on the prices that we receive for oil, as oil comprised approximately 97% of our 2019 production and approximately 98% of our proved reserves at December 31, 2019. The prices for oil and natural gas are subject to a variety of factors that are beyond our control.  These factors include:

•
the level of worldwide consumer demand for oil and natural gas, which has recently been negatively affected by concerns about the impact of the COVID-19 coronavirus, and the domestic and foreign supply of oil and natural gas and levels of domestic oil and natural gas storage;

•	the degree to which members of the Organization of Petroleum Exporting Countries maintain oil price and production controls;

•	the degree to which domestic oil and natural gas production affects worldwide supply of crude oil or its price;

•	worldwide political events, conditions and policies, including actions taken by foreign oil and natural gas producing nations; and

•	worldwide economic conditions.

Negative movements in oil prices could harm us in a number of ways, including:

•	lower cash flows from operations may require reduced levels of capital expenditures;

•	reduced levels of capital expenditures in turn could lower our present and future production levels, and lower the quantities and value of our oil and gas reserves, which constitute our major asset;

•	our lenders could reduce our borrowing base, and we may not be able to raise capital at attractive rates in the public markets;

•	we could have difficulty repaying or refinancing our indebtedness;

•	we could be forced to increase our level of indebtedness, issue additional equity, or sell assets;

•	we could be required to impair various assets, including a write-down of our oil and natural gas assets or the value of other tangible or intangible assets; and/or

•	our potential cash flows from our commodity derivative contracts that include sold puts could be limited to the extent that oil prices are below the prices of those sold puts.

Furthermore, some or all of our tertiary projects could become or remain uneconomical. We may also decide to suspend future expansion projects, and if prices were to drop below our operating cash break-even points for an extended period of time, we may decide to shut-in existing production, both of which could have a material adverse effect on our operations and financial condition and reduce our production.

We must refinance, extend or repurchase $1.18 billion principal amount of our indebtedness which matures between May 2021 and May 2022 in order to maintain our continuing financial viability.

As of December 31, 2019, of our total outstanding debt principal of $2.3 billion, almost 50% becomes due and payable within 17 to 29 months, with $614.9 million due in May 2021. Our anticipated level of free cash flow during 2020, taken together with current borrowing capacity under our revolving credit facility, is not sufficient to repay all of our debt that is scheduled to mature in 2021 and 2022.

We are evaluating potential transactions to reduce, and/or extend maturities of, our long-term debt, focusing particularly on our second lien debt maturing in May 2021 and in March 2022. In conjunction with our debt reduction and extension efforts, we may engage in transactions of various types, including public or private capital raising, debt exchange transactions, debt repurchases

Denbury Resources Inc.

with proceeds from joint ventures or asset sales, or some combination of these methods. However, our ability to restructure or refinance our long-term debt will depend on the condition of the capital markets and our financial condition at such time and could be affected by concentration in holdings of our long-term debt. Any refinancing of our long-term debt could be at higher interest rates and may require us to comply with more onerous debt covenants, which could further restrict our business operations or financial flexibility.

Without long-term access to capital, continued funding from lenders or sufficient generation of cash flow from our business operations, there continues to be substantial risk that we may be unable to repay or refinance our long-term indebtedness that matures in 2021 and 2022. Any failure to make timely payments of interest and principal when due on any of our outstanding long-term indebtedness could result in cross-defaults of all of our outstanding long-term indebtedness, which could then lead to acceleration of the maturities of such indebtedness and enforcement actions by the holders thereof to collect such indebtedness.

We may be unable to access the equity or debt capital markets to raise sufficient capital to meet our obligations in light of recent trends affecting the financing of the exploration and production sector.

Recent reluctance of traditional capital sources to invest in the exploration and production sector based on market volatility, perceived underperformance and environmental, social and governance (ESG) trends, has raised concerns regarding capital availability for the sector. The cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced (and in some cases ceased to provide) funding to borrowers. If those markets are unavailable, or if we are unable to access them or alternative financing sources on acceptable terms, we may be unable to repay our long-term debt or carry out our business strategy, with an accompanying negative impact on our financial condition, results of operations and ability to service our indebtedness.

Constraints on liquidity could limit our operational flexibility and growth.

In recent years, we have been successful in managing our capital expenditures so that they do not exceed our cash flows. Although our liquidity has been, and in 2020 is expected to remain, sufficient to support our capital expenditures and service our indebtedness, liquidity restrictions coming from lower oil prices and restraints on traditional capital sources for the exploration and production industry could negatively affect our level of capital expenditures, and thus our maintenance of production and operational cash flow. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity pressure, and might be required to dispose of material assets at unfavorable prices.

If we cannot meet the “price criteria” for continued listing on the NYSE, the NYSE may delist our common stock, which could have an adverse impact on the trading volume, liquidity and market price of our common stock, or the trading prices of our 6⅜% Convertible Senior Notes due 2024.

If we do not maintain an average closing price of $1.00 or more for our common stock over any consecutive 30 trading-day period, the NYSE may delist our common stock for a failure to maintain compliance with the NYSE price criteria listing standards. As of February 25, 2020, the average closing price of our common stock over the immediately preceding 30 consecutive trading day period was $1.04 per share, and our closing price was $0.84 per share on February 25, 2020. Despite NYSE rules and processes that provide a period of time to cure non-compliance with this NYSE standard (during which time the issuer’s common stock generally continues to be traded on the NYSE), there is no assurance that trading prices of our common stock or other steps we take (such as a reverse stock split) would be successful in assuring our long-term listing on the NYSE. A delisting of our common stock from the NYSE would likely reduce the liquidity and market price of our common stock and the trading prices of our 6⅜% Convertible Senior Notes due 2024, reduce the number of investors willing to hold or acquire our common stock, and negatively impact our ability to raise equity financing.

A financial downturn in one or more of the world’s major markets could negatively affect our business and financial condition.

In addition to the impact on the demand for oil, drops in domestic or foreign economic growth rates, regional or worldwide increases in tariffs or other trade restrictions, significant international currency fluctuations, evolving political and military tensions in the Middle East, a sustained credit crisis, or a worsening of the actual or anticipated future drop in worldwide oil demand due to the COVID-19 coronavirus, a severe economic contraction either regionally or worldwide or turmoil in the global financial system, could materially affect our business and financial condition or impact our ability to finance operations.  Negative credit market conditions could inhibit our lenders from funding our senior secured bank credit facility or cause them to restrict our

Denbury Resources Inc.

borrowing base or make the terms of our senior secured bank credit facility more costly and more restrictive.  Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our suppliers or cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations.

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

Our bank credit facility maturity date “springs forward” to dates earlier than December 9, 2021 if certain conditions are not satisfied.
The Company’s senior secured bank credit facility provides for acceleration of its December 9, 2021 maturity date to earlier dates during 2021, keyed to the maturity dates during 2021 of our 9% Senior Secured Second Lien Notes due May 15, 2021 (the “2021 Senior Secured Notes”) and our 6⅜% Senior Subordinated Notes due August 15, 2021 (the “2021 Senior Subordinated Notes”), as follows:

•
To February 12, 2021, if on that date the sum of the Company’s cash, cash equivalents and borrowing availability under the senior secured bank credit facility is less than 120% of the amount of the then outstanding 2021 Senior Secured Notes;

•
To May 14, 2021, if either (a) prior to that date the 2021 Senior Secured Notes have not been repaid or otherwise redeemed in full, or (b) on that date the sum of the Company’s cash, cash equivalents and borrowing availability under the senior secured bank credit facility is less than 120% of the amount of the then outstanding 2021 Senior Subordinated Notes; or

•	To August 13, 2021, if prior to that date the 2021 Senior Subordinated Notes have not been repaid or otherwise redeemed in full.

As of December 31, 2019, we had no outstanding borrowings and $87.2 million of letters of credit outstanding under our senior secured bank credit facility. The average outstanding balance under the credit facility as of the last day of each month during 2019 was $40.6 million. Our inability to repay amounts owing under our senior secured bank credit facility on any of the above springing maturity dates could trigger a cross-default under, and potentially an acceleration of, all of our other long-term indebtedness then outstanding. Based upon our use of the senior secured bank credit facility for short-term working capital purposes, we anticipate that any amounts outstanding from time to time under the credit facility during 2020 and 2021 can be repaid using our then-available cash flow from operations.

Inability to meet financial performance covenants in our bank credit facility may require us to seek modification of covenants, force a reduction in our borrowing base, or cause repayment of amounts outstanding under our bank credit facility.

In August 2018, we extended the maturity of our bank credit facility to December 2021 and reset certain financial performance covenants based on projections and oil price expectations that existed at that time. Oil prices subsequent to August 2018 have been volatile, and if oil and natural gas prices decrease for an extended period of time, we may not be able to remain in compliance with our senior secured bank credit facility’s covenants. As such, we may be required to seek modifications of these covenants or a waiver at a significant cost to the Company, or the banks could force a reduction in our bank borrowing base and repayment of amounts outstanding under our bank credit facility. As of December 31, 2019, we had no bank debt outstanding, but we did have $87.2 million of letters of credit outstanding. If necessary, we may not be able to successfully modify these covenants or obtain a waiver of compliance with these covenants. For more information on our senior secured bank credit facility, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Senior Secured Bank Credit Facility.

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

Our operations in the Gulf Coast region may be subjected to adverse weather conditions such as hurricanes, flooding and tropical storms in and around the Gulf of Mexico that can damage oil and natural gas facilities and delivery systems and disrupt operations, which can also increase costs and have a negative effect on our results of operations. Certain of our operations in North Dakota, Montana and Wyoming, including the construction of CO2 pipelines, the drilling of new wells and production from existing wells, are conducted in areas subject to extreme weather conditions including severe cold, snow and rain, which conditions may cause such operations to be hindered or delayed, or otherwise require that they be conducted only during non-winter months, and depending on the severity of the weather, could have a negative effect on our results of operations in these areas. Further, the potential impacts of climate change on our operations may include unusually intense rainfall and storm patterns, rising sea levels and increased high temperatures.

Certain of our operations in the Rocky Mountain region are confined to certain time periods due to environmental regulations, federal restrictions on when drilling can take place on federal lands, and lease stipulations designed to protect certain wildlife, which regulations, restrictions and limitations could slow down our operations, cause delays, increase costs and have a negative effect on our results of operations. In addition, a number of governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us.

Given the political uncertainty about proposals to combat climate change and how it should be dealt with, it is possible that legislation and regulations could affect our financial condition and operating performance. However, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by our industry could harm our reputation and impact operations.

Oil and natural gas development and producing operations involve various risks.

Our operations are subject to all of the risks normally incident and inherent to the operation and development of oil and natural gas properties and the drilling of oil and natural gas wells, including, without limitation, pipe failure; fires; formations with abnormal pressures; uncontrollable flows of oil, natural gas, brine or well fluids; release of contaminants into the environment and other environmental hazards and risks and well blowouts, cratering or explosions. In addition, our operations are sometimes near populated commercial or residential areas, which adds additional risks. The nature of these risks is such that some liabilities could exceed our insurance policy limits or otherwise be excluded from, or limited by, our insurance coverage, as in the case of environmental fines and penalties, for example, which are excluded from coverage as they cannot be insured.

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

Estimating quantities of proved oil and natural gas reserves is a complex process.  It requires interpretations of available technical data and various assumptions, including future production rates, production costs, severance and excise taxes, capital expenditures and workover and remedial costs, and the assumed effect of governmental rules and regulations.  There are numerous uncertainties about when a property may have proved reserves as compared to potential or probable reserves, particularly relating to our tertiary recovery operations.  Forecasting the amount of oil reserves recoverable from tertiary operations, and the production rates anticipated therefrom, requires estimates, one of the most significant being the oil recovery factor.  Actual results most likely will vary from our estimates.  Also, the use of a 10% discount factor for reporting purposes, as prescribed by the SEC, may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business, and the oil and natural gas industry in general, are subject.  Any significant inaccuracies in these interpretations or assumptions, or changes of conditions, could result in a revision of the quantities and net present value of our reserves.

The reserves data included in documents incorporated by reference represents estimates only.  Quantities of proved reserves are estimated based on economic conditions, including first-day-of-the-month average oil and natural gas prices for the 12-month period preceding the date of the assessment.  The representative oil and natural gas prices used in estimating our December 31, 2019 reserves were $55.69 per Bbl for crude oil and $2.58 per MMBtu for natural gas, both of which were adjusted for market differentials by field. Our reserves and future cash flows may be subject to revisions based upon changes in economic conditions, including oil and natural gas prices, as well as due to production results, results of future development, operating and development costs, and other factors.  Downward revisions of our reserves could have an adverse effect on our financial condition and operating results.  Actual future prices and costs may be materially higher or lower than the prices and costs used in our estimates.

As of December 31, 2019, approximately 10% of our estimated proved reserves were undeveloped.  Recovery of undeveloped reserves requires significant capital expenditures and may require successful drilling operations.  The reserves data assumes that we can and will make these expenditures and conduct these operations successfully, but these assumptions may not be accurate, and these expenditures and operations may not occur.

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

Denbury Resources Inc.

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

The ultimate cost of our planned 105-mile CCA pipeline extension may exceed our estimates, and there may be limited availability of capital for its construction. We may not be successful in entering into a joint venture for the extension and may be unable to raise third-party funds for our CCA pipeline extension spend in 2020. In addition, while we anticipate completion of the CCA pipeline extension by the end of 2020, the actual date of completion may be later due to, among other factors, capital constraints and the regulatory issues discussed above.

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

To reduce our exposure to fluctuations in the prices of oil and natural gas, we enter into commodity derivative contracts in order to economically hedge a portion of our forecasted oil and natural gas production.  As of February 24, 2020, we have oil derivative contracts in place covering 39,500 Bbls/d for the first half of 2020 and 35,500 Bbls/d for the second half of 2020. Such derivative contracts expose us to risk of financial loss in some circumstances, including when there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received, when the cash benefit from hedges including a sold put is limited to the extent oil prices fall below the price of our sold puts, or when the counterparty to the derivative contract is financially constrained and defaults on its contractual obligations. In addition, these derivative contracts may limit the benefit we would otherwise receive from increases in the prices for oil and natural gas.

Shortages of or delays in the availability of oil field equipment, services and qualified personnel could reduce our cash flow and adversely affect results of operations.

The demand for qualified and experienced field personnel, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, causing periodic shortages in such personnel.  In the past, there have been shortages of oil field and other necessary equipment, including drilling rigs, along with increased prices for such equipment, services and associated personnel.  These types of shortages or price increases could significantly decrease our profit margin, cash flow and operating results and/or restrict or delay our ability to drill wells and conduct our operations, possibly causing us to miss our forecasts and projections.

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

Denbury Resources Inc.

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

Our business has become increasingly dependent on digital technologies to conduct day-to-day operations, including certain of our exploration, development and production activities. We depend on digital technology, among other things, to process and record financial and operating data; analyze seismic and drilling information; monitor and control pipeline and plant equipment; and process and store personally identifiable information of our employees and royalty owners. Cyber attacks on businesses have escalated in recent years. Our technologies, systems and networks may become the target of cyber attacks or information security breaches that could compromise our process control networks or other critical systems and infrastructure, resulting in disruptions to our business operations, harm to the environment or our assets, disruptions in access to our financial reporting systems, or loss, misuse or corruption of our critical data and proprietary information, including our business information and that of our employees, partners and other third parties. Any of the foregoing may be exacerbated by a delay or failure to detect a cyber incident. Cyber attacks could result in significant financial losses, legal or regulatory violations, reputational harm, and legal liability and could ultimately have a material adverse effect on our business and results of operations.

Although we utilize various procedures and controls to monitor and protect against these threats and to mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing and causing us to suffer such losses in the future.  As cyber threats continue to evolve in magnitude and sophistication, we may be required to expend significant additional resources to continue to modify or enhance our procedures and controls or to investigate and remediate any digital and operational systems, related infrastructure, technologies and network security vulnerabilities, which could increase our costs.

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

Denbury Resources Inc.

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

Although the current Administration has moved away from the trend of proposing stricter standards and increasing oversight and regulation over the exploration and production industry at the federal level, it is possible that other proposals affecting the oil and gas industry could be enacted or adopted in the future, including state or local regulations, any of which could result in increased costs or additional operating restrictions that could have an effect on demand for oil and natural gas or prices at which it can be sold.

The loss of one or more of our large oil and natural gas purchasers could have an adverse effect on our operations.

For the year ended December 31, 2019, three purchasers individually accounted for 10% or more of our oil and natural gas revenues and, in the aggregate, for 54% of such revenues.  The loss of a large single purchaser could adversely impact the prices we receive or the transportation costs we incur.

Item 1B.  Unresolved Staff Comments

There are no unresolved written SEC staff comments regarding our periodic or current reports under the Securities Exchange Act of 1934 received 180 days or more before the end of the fiscal year to which this annual report on Form 10-K relates.

Item 2.  Properties

Information regarding the Company’s properties called for by this item is included in Item 1, Business and Properties – Oil and Natural Gas Operations.  We also have various operating leases for rental of office space, office and field equipment, and vehicles.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Off-Balance Sheet Arrangements, and Note 3, Leases, to the Consolidated Financial Statements for the future minimum rental payments.  Such information is incorporated herein by reference.

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

Riley Ridge Helium Supply Contract Claim

As part of our 2010 and 2011 acquisitions of the Riley Ridge Unit and associated gas processing facility that was under construction, the Company assumed a 20-year helium supply contract under which we agreed to supply the helium separated from the full well stream by operation of the gas processing facility to a third-party purchaser, APMTG Helium, LLC (“APMTG”).  The helium supply contract provides for the delivery of a minimum contracted quantity of helium, with liquidated damages payable if specified quantities of helium are not supplied in accordance with the terms of the contract. The liquidated damages are capped at an aggregate of $46.0 million over the term of the contract.

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

Denbury Resources Inc.

On March 11, 2019, the trial court entered a final judgment that a force majeure condition did exist, but the Company’s performance was excused by the force majeure provisions of the contract for only a 35-day period in 2014, and as a result the Company should pay APMTG liquidated damages and interest thereon for those time periods from contract commencement to the close of evidence (November 29, 2017). The Company’s position continues to be that its contractual obligations have been and continue to be excused by events that fall within the force majeure provisions of the helium supply contract, so the Company has appealed the trial court’s ruling to the Wyoming Supreme Court. Briefing for the appeal by the Company and APMTG is currently expected to be completed in late May or early June, after which oral arguments will be scheduled and heard prior to the Wyoming Supreme Court entering its judgment on the appeal. The timing and outcome of this appeal process is currently unpredictable, but at this time is anticipated to extend over the next nine to twelve months.

Absent reversal of the trial court’s ruling on appeal, the Company anticipates total liquidated damages would equal the $46.0 million aggregate cap under the helium supply contract plus $5.2 million of associated costs (through December 31, 2019), for a total of $51.2 million, which is included in “Other liabilities” in our Consolidated Balance Sheets as of December 31, 2019, and $49.4 million of which was accrued in the fourth quarter of 2018. The Company currently has a $32.8 million letter of credit posted as security in this case as part of the appeal process.

Item 4.  Mine Safety Disclosures

Not applicable.

Denbury Resources Inc.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Denbury’s common stock is listed on the New York Stock Exchange under the symbol “DNR.” As of January 31, 2020, based on information from the Company’s transfer agent, Broadridge Stock Transfer Agent, the number of holders of record of Denbury’s common stock was 1,169.

Dividends

We have not paid dividends on our common stock since the fourth quarter of 2015 and have no current plans to resume common stock dividends. Our Bank Credit Agreement and senior secured second lien, convertible senior, and senior subordinated note indentures require us to meet certain financial covenants at the time dividend payments are made. For further discussion, see Note 6, Long-Term Debt, to the Consolidated Financial Statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(2)
October 2019	20,102	$1.13	—	$210.1
November 2019	1,884	1.12	—	210.1
December 2019	—	—	—	210.1
Total	21,986		—

(1)
Shares purchased during the fourth quarter of 2019 were made in connection with the surrender of shares by our employees to satisfy their tax withholding requirements related to the vesting of restricted shares.

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

The following graph illustrates changes over the five-year period ended December 31, 2019, in cumulative total stockholder return on our common stock as measured against the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Exploration and Production Index.  The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends for the index securities) from December 31, 2014, to December 31, 2019.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

	December 31,
	2014	2015	2016	2017	2018	2019
Denbury Resources Inc.	$100	$26	$47	$28	$22	$18
S&P 500	100	101	114	138	132	174
Dow Jones U.S. Exploration & Production	100	76	95	96	79	88

Denbury Resources Inc.

Item 6. Selected Financial Data

	Year Ended December 31,
In thousands, except per-share data or otherwise noted	2019	2018	2017	2016	2015
Consolidated Statements of Operations data
Revenues and other income
Oil, natural gas, and related product sales	$1,212,020	$1,422,589	$1,089,666	$935,751	$1,213,026
Other	62,863	51,036	40,120	39,845	44,534
Total revenues and other income	$1,274,883	$1,473,625	$1,129,786	$975,596	$1,257,560
Net income (loss)(1)	216,959	322,698	163,152	(976,177)	(4,385,448)
Net income (loss) per common share
Basic(1)	0.47	0.75	0.42	(2.61)	(12.57)
Diluted(1)	0.45	0.71	0.41	(2.61)	(12.57)
Dividends declared per common share(2)	—	—	—	—	0.1875
Weighted average number of common shares outstanding
Basic	459,524	432,483	390,928	373,859	348,802
Diluted	510,341	456,169	395,921	373,859	348,802
Consolidated Statements of Cash Flows data
Cash provided by (used in)
Operating activities	$494,143	$529,685	$267,143	$219,223	$864,304
Investing activities(3)	(269,692)	(333,276)	(356,814)	(204,663)	(549,730)
Financing activities	(246,355)	(157,452)	88,613	(15,012)	(334,460)
Production (average daily)
Oil (Bbls)	56,672	58,532	58,410	61,440	69,165
Natural gas (Mcf)	9,246	10,854	11,329	15,378	22,172
BOE (6:1)	58,213	60,341	60,298	64,003	72,861
Unit sales prices – excluding impact of derivative settlements
Oil (per Bbl)	$58.26	$66.11	$50.64	$41.12	$47.30
Natural gas (per Mcf)	2.06	2.58	2.41	1.98	2.35
Unit sales prices – including impact of derivative settlements
Oil (per Bbl)	$59.40	$57.91	$48.40	$44.86	$67.41
Natural gas (per Mcf)	2.06	2.58	2.41	1.98	2.83
Costs per BOE
Lease operating expenses(4)	$22.46	$22.24	$20.35	$17.71	$19.37
Taxes other than income	4.41	4.75	3.96	3.33	4.13
General and administrative expenses	3.91	3.25	4.63	4.69	5.44
Depletion, depreciation, and amortization(5)	11.00	9.83	9.44	36.12	19.99
Proved oil and natural gas reserves
Oil (MBbls)	226,133	255,042	252,625	247,103	282,250
Natural gas (MMcf)	24,334	43,008	42,721	44,315	38,305
MBOE (6:1)	230,189	262,210	259,745	254,489	288,634
Proved carbon dioxide reserves
Gulf Coast region (MMcf)(6)	4,786,881	4,982,440	5,164,741	5,332,576	5,501,175
Rocky Mountain region (MMcf)(7)	1,120,060	1,155,538	1,187,787	1,214,428	1,237,603
Consolidated Balance Sheets data
Total assets	$4,691,867	$4,723,222	$4,471,299	$4,274,578	$5,885,533
Total long-term liabilities	2,915,366	3,216,652	3,365,077	3,372,634	4,263,606
Stockholders’ equity	1,412,259	1,141,777	648,165	468,448	1,248,912

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

(3)
Reflects the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (“ASU 2016-18”), whereby changes in restricted cash are now included in the consolidated statements of cash flows. We adopted ASU 2016-18 effective January 1, 2018, which was applied retrospectively to all periods presented.

(4)
Lease operating expenses reported in this table for 2015 include certain special items comprised of (1) lease operating expenses and related insurance recoveries recorded to remediate an area of Delhi Field, (2) a reimbursement for a retroactive utility rate adjustment, and (3) other insurance recoveries. If these special items are excluded, lease operating expenses would have totaled $528.8 million, or $19.88 per BOE, for the year ended December 31, 2015.

(5)
Depletion, depreciation, and amortization during the year ended December 31, 2016 includes an accelerated depreciation charge of $591.0 million, or $25.23 per BOE, associated with the Riley Ridge gas processing facility and related assets.

(6)
Proved CO2 reserves in the Gulf Coast region consist of reserves from our reservoirs at Jackson Dome and are presented on a gross or 8/8ths working interest basis, of which our net revenue interest was approximately 3.8 Tcf, 4.0 Tcf, 4.1 Tcf, 4.2 Tcf and 4.4 Tcf at December 31, 2019, 2018, 2017, 2016 and 2015, respectively, and include reserves dedicated to volumetric production payments of 3.1 Bcf, 7.6 Bcf, 12.3 Bcf and 25.3 Bcf at December 31, 2018, 2017, 2016 and 2015, respectively (see Supplemental CO2 Disclosures (Unaudited) to the Consolidated Financial Statements).

(7)
Proved CO2 reserves in the Rocky Mountain region consist of our overriding royalty interest in LaBarge Field, of which our net revenue interest was approximately 1.1 Tcf, 1.2 Tcf, 1.2 Tcf, 1.2 Tcf and 1.2 Tcf at December 31, 2019, 2018, 2017, 2016 and 2015, respectively (see Supplemental CO2 Disclosures (Unaudited) to the Consolidated Financial Statements).

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8, Financial Statements and Supplementary Information.  Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with Risk Factors under Item 1A of this Form 10-K, along with Forward-Looking Information at the end of this section for information on the risks and uncertainties that could cause our actual results to be materially different from our forward-looking statements. For a discussion of the financial results for the fiscal year ended December 31, 2017, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 1, 2019.

OVERVIEW

Denbury is an independent oil and natural gas company with operations focused in two key operating areas: the Gulf Coast and Rocky Mountain regions. Our goal is to increase the value of our properties through a combination of exploitation, drilling and proven engineering extraction practices, with the most significant emphasis relating to CO2 enhanced oil recovery operations.

Oil Price Impact on Our Business. Our financial results are significantly impacted by changes in oil prices, as 97% of our production is oil. Changes in oil prices impact all aspects of our business, most notably our cash flows from operations, revenues, and capital allocation and budgeting decisions. The table below outlines changes in our realized oil prices over the last three years, before and after commodity hedging impacts:

	Year Ended December 31,
	2019	2018	2017
Average net realized prices
Oil price per Bbl - excluding impact of derivative settlements	$58.26	$66.11	$50.64
Oil price per Bbl - including impact of derivative settlements	59.40	57.91	48.40

We remained disciplined with our capital spending throughout 2019 despite oil prices averaging higher than the $50 per Bbl NYMEX oil price used in preparing our 2019 capital budget. Our 2019 capital expenditure level of $236.9 million was below the low end of our budgeted range of $240 million to $260 million, and we generated approximately $165 million of cash flow in excess of capital expenditures and capitalized interest (excluding working capital changes and severance-related expense, but including interest payments treated as repayment of debt in our financial statements).

Comparative Financial Results and Highlights. During 2019, we recognized net income of $217.0 million, or $0.45 per diluted common share, compared to net income of $322.7 million, or $0.71 per diluted common share, during 2018. The primary drivers of our change in operating results and per diluted share amounts between 2018 and 2019 were the following:

•
Oil and natural gas revenues decreased by $210.6 million (15%), with 11% of the decrease due to lower commodity prices and 4% of the decrease due to lower production, offset in part by an improvement in derivative commodity settlements of $198.8 million from the prior year;

•
Commodity derivative expense increased by $91.2 million, resulting from a $198.8 million improvement in cash settlements ($175.2 million of cash payments in 2018 compared to $23.6 million of cash receipts in 2019) which was more than offset by $290.0 million of expense for noncash fair value changes in commodity derivatives between 2018 and 2019;

•	A noncash gain on debt extinguishment of $156.0 million in 2019 (see 2019 Debt Reduction Transactions below);

•	$18.6 million of severance expense in 2019 associated with our voluntary separation program (see December 2019 Voluntary Separation Program below);

•	A $73.1 million reduction in other expense, as 2018 included $49.4 million of litigation expense and a $17.8 million asset impairment; and

•
Our diluted per share net income in 2019 was affected by the inclusion of an additional 90.9 million shares of the Company’s common stock issuable upon conversion of our convertible senior notes which were issued in June 2019, increasing our diluted share count by those shares for the portion of the year the notes were outstanding (see Note 1, Nature of Operations and Summary of Significant Accounting Policies – Net Income per Common Share, to the Consolidated Financial Statements).

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2019 Debt Reduction Transactions. During 2019, we completed a series of debt exchanges and repurchases to extend the maturities of our outstanding long-term debt and reduce our debt principal as described below:

•
During June 2019, through a series of debt exchanges, we extended the maturities of $348.4 million of our outstanding long-term debt to 2024 and reduced our debt principal by $120.0 million, with holders exchanging $468.4 million aggregate principal amount of our subordinated notes for:

–	$245.5 million aggregate principal amount of our new 6⅜% Convertible Senior Notes due 2024 (the “2024 Convertible Senior Notes”);

–	$102.6 million aggregate principal amount of new 7¾% Senior Secured Second Lien Notes due 2024 (the “7¾% Senior Secured Notes”); and

–	$120.0 million of cash.

•
During June and July 2019, as part of creating a more liquid series of secured second lien debt due in 2024, we also exchanged $429.2 million aggregate principal amount of 7¾% Senior Secured Notes for $429.4 million of previously outstanding 7½% Senior Secured Second Lien Notes due 2024. As a result of all of the above June and July note exchanges, we recognized a gain on debt extinguishment, net of transaction costs, totaling $100.5 million for the year ended December 31, 2019, in our Consolidated Statements of Operations.

•
Between August and November 2019, we repurchased $112.1 million (approximately 31%) of our $357.8 million aggregate principal amount of senior subordinated notes outstanding as of June 30, 2019 for $16.4 million of cash and issuance of 38.3 million shares of the Company’s common stock. In connection with these transactions, we recognized a $55.5 million gain on debt extinguishment, net of unamortized debt issuance costs written off, during the year ended December 31, 2019, in our Consolidated Statements of Operations.

The table below details the changes in our debt principal balances from December 31, 2018 to December 31, 2019:

In thousands	December 31, 2018	Change	December 31, 2019
Senior Secured Bank Credit Agreement	$—	$—	$—
9% Senior Secured Second Lien Notes due 2021	614,919	—	614,919
9¼% Senior Secured Second Lien Notes due 2022	455,668	—	455,668
7¾% Senior Secured Second Lien Notes due 2024	—	531,821	531,821
7½% Senior Secured Second Lien Notes due 2024	450,000	(429,359)	20,641
6⅜% Convertible Senior Notes due 2024	—	245,548	245,548
6⅜% Senior Subordinated Notes due 2021	203,545	(152,241)	51,304
5½% Senior Subordinated Notes due 2022	314,662	(256,236)	58,426
4⅝% Senior Subordinated Notes due 2023	307,978	(172,018)	135,960
Pipeline financings	180,073	(12,634)	167,439
Capital lease obligations	5,362	(5,362)	—
Total debt principal balance	$2,532,207	$(250,481)	$2,281,726

July 2019 Citronelle Field Divestiture. On July 1, 2019, we closed the sale of one of our mature Gulf Coast fields, Citronelle Field, for $10 million.

December 2019 Voluntary Separation Program. During December 2019, we made a voluntary separation program (“VSP”) offer to certain eligible employees as part of the Company’s ongoing efforts to reduce costs. One hundred employees (approximately 12% of our workforce) voluntarily chose to participate in the VSP, comprising employees both in corporate headquarters and in the field, with most of the impacted employees terminating employment by the end of January 2020. We recognized expense of $18.6 million in “General and administrative expenses” in our 2019 Consolidated Statements of Operations for severance and related costs. We estimate ongoing annual savings associated with the reduction in force to be approximately $21 million (starting in 2020), with such savings allocated across general and administrative expense (approximately 45%), lease operating expense (approximately 25%) and capitalized costs (approximately 30%).

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pending Sale of Working Interests in Certain Texas Fields. On December 20, 2019, we entered into a definitive agreement to sell half of our nearly 100% working interest positions in four conventional southeast Texas oil fields (consisting of Webster, Thompson, Manvel, and East Hastings) for $50 million cash and a carried interest in ten wells to be drilled by the purchaser (the “Pending Gulf Coast Working Interests Sale”). The sale is currently expected to occur in early March 2020. Under the agreement, the purchaser is committed to funding 100% of the capital required to drill and complete an initial ten horizontal wells across the fields, with the first of the ten wells to be spud within six months of closing and with all ten wells to be completed within 18 months after closing. On these initial ten wells, Denbury will receive a 6.25% overriding royalty interest prior to the combined payout of the wells in a specified field and subsequent to payout, Denbury will receive production revenues from, and bear the cost of, its 50% working interest in each well. As part of the agreement, we will retain 100% ownership of the future Webster Unit CO2 flood, wherein (1) the purchaser may elect to participate in the future CO2 flood through reimbursement to Denbury of the purchaser’s working interest share of project costs incurred to date, or (2) if the purchaser declines to participate in the CO2 flood, we have the right to repurchase the purchaser’s working interest in Webster Field under a contractually agreed valuation mechanism.

CAPITAL RESOURCES AND LIQUIDITY

Overview. Our primary sources of capital and liquidity are our cash flows from operations and availability of borrowing capacity under our senior secured bank credit facility, which has been supplemented periodically by asset sale proceeds associated with sales of surface land with no active oil and natural gas operations and minor producing asset sales as discussed above. During 2019, we generated cash flows from operations of $494.1 million, while incurring capital expenditures of $236.9 million and capitalized interest of $36.7 million, resulting in approximately $165 million of cash flow in excess of capital expenditures (excluding working capital changes and severance-related expense, but including $85.3 million of interest payments treated as repayment of debt in our financial statements). As of December 31, 2019, we had no outstanding borrowings on our $615 million senior secured bank credit facility, consistent with December 31, 2018, leaving us with $527.8 million of borrowing base availability after consideration of $87.2 million of letters of credit outstanding.

Over the last several years of generally lower oil prices and high volatility, we have remained focused on our disciplined approach of spending within cash flow and preserving liquidity under our bank line. During this time, we have also remained keenly focused on reducing leverage and improving the Company’s financial position, resulting in a $250.5 million reduction in our debt principal during 2019, which is on top of a $243.2 million reduction in our debt principal in 2018. In total, we reduced our outstanding debt principal by nearly $1.3 billion between December 31, 2014 and December 31, 2019, primarily through debt exchanges, opportunistic open market debt repurchases, and the conversion in the second quarter of 2018 of all of our then outstanding convertible senior notes into common stock. Our leverage metrics have improved considerably over the last several years, due primarily to our cost reduction efforts and our overall reduction in debt.

In 2019, we completed a series of debt exchanges and repurchases to extend the maturities of a portion of our long-term debt and reduce our debt principal (see Overview – 2019 Debt Reduction Transactions). Additionally, these exchange transactions could further contribute to debt reduction of up to $245.5 million if all of the 2024 Convertible Senior Notes convert to Company common stock at some time in the future, including automatic conversion into shares of common stock if the volume weighted average trading price of the Company’s common stock equals or exceeds $2.43 per share for 10 trading days in any period of 15 consecutive trading days.

Although we have no significant maturities of debt in 2020, we have $614.9 million of 9% Senior Secured Second Lien Notes maturing on May 15, 2021 (the “2021 Senior Secured Notes”) and $455.7 million of 9¼% Senior Secured Second Lien Notes due 2022 maturing on March 31, 2022 (the “2022 Senior Secured Notes”). In relation to the 2021 Senior Secured Notes, our bank credit agreement contains a springing maturity if such notes are not refinanced or their maturity is not extended by mid-February 2021 (see Risk Factors – Our bank credit facility maturity date “springs forward” to dates earlier than December 9, 2021 if certain conditions are not satisfied). We are actively evaluating options to reduce or extend the maturities of our long-term debt, with focus on our second lien debt maturing between May 2021 and March 2022. In conjunction with our debt reduction and extension efforts, we may engage in transactions of various types, including public or private capital raising, debt exchange transactions, debt repurchases with proceeds from joint ventures or asset sales, or some combination of these methods.

2020 Capital Budget. Since the beginning of 2020, NYMEX oil prices have moved downward by over $10 per barrel (from the low $60s per barrel in early January to around $50 per barrel in mid-February 2020), due in part to concerns about the COVID-19 coronavirus and its real and potential impact on near-term worldwide oil demand. In consideration of the current oil price environment and the Company’s desire to preserve ongoing liquidity, we have set our 2020 base capital budget at between $175

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

million and $185 million (excluding capitalized interest), which includes $10 million of capital dedicated to continuing near-term CO2 development activities at Cedar Creek Anticline (“CCA”) as further discussed below. This 2020 base capital budget is a $57 million (24%) reduction from our 2019 actual capital expenditure level. We currently anticipate that our 2020 base capital budget of $175 million to $185 million will be more than fully funded with cash flow from operations (assuming a $50 per barrel NYMEX oil price) and should result in the Company generating upwards of $100 million of cash in excess of our capital expenditures, without including the proceeds from the Pending Gulf Coast Working Interests Sale (from which we expect net proceeds of approximately $40 million) or the impact of any other potential transactions. We also have oil price hedges on approximately 70% of our estimated 2020 production in order to protect against downward oil price volatility and to provide a degree of certainty in our 2020 estimated cash flow.

An additional $140 million to $150 million of capital for the CCA CO2 tertiary flood development, most of which is scheduled to be spent in the second half of the year, is subject to the Company’s ongoing assessment and evaluation of all relevant factors, including oil price changes and expectations, and the Company’s capital resources and liquidity, and is conditioned upon future Board approval. The aggregate $155 million of planned 2020 CCA tertiary-related development capital consists of $105 million for the 105-mile extension of the Greencore Pipeline to CCA, with the remainder dedicated to facilities, well work and field development. The Company currently anticipates finalizing its 2020 capital plans for CCA during the second quarter.

Based on our capital spending plans, we currently anticipate 2020 average daily production to be between 53,000 and 56,000 BOE/d, after adjusting for the Pending Gulf Coast Working Interests Sale (see Overview – Pending Sale of Working Interests in Certain Texas Fields). The production associated with the Pending Gulf Coast Working Interests Sale averaged 1,170 BOE/d during the fourth quarter of 2019. Our anticipated 2020 production level compares to 2019 average continuing production of 56,914 BOE/d, after reduction for 2019 property divestitures and production associated with the Pending Gulf Coast Working Interests Sale.

Senior Secured Bank Credit Facility. In December 2014, we entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders party thereto (as amended, the “Bank Credit Agreement”), which has been amended periodically since that time. The Bank Credit Agreement is a senior secured revolving credit facility with a maturity date of December 9, 2021, provided that the maturity date may occur earlier (February 12, 2021, May 14, 2021 or August 13, 2021) if our 2021 Senior Secured Notes or 6⅜% Senior Subordinated Notes due in August 2021, respectively, are not repaid or refinanced by each of their respective maturity dates (see Risk Factors – Our bank credit facility maturity date “springs forward” to dates earlier than December 9, 2021 if certain conditions are not satisfied). The Bank Credit Agreement contains certain financial performance covenants through the maturity of the facility, including the following:

•	A Consolidated Total Debt to Consolidated EBITDAX financial maintenance covenant, with such ratio not to exceed 5.25 to 1.0 through December 31, 2020 and 4.50 to 1.0 thereafter;

•
A consolidated senior secured debt to consolidated EBITDAX covenant, with such ratio not to exceed 2.5 to 1.0. Only debt under our Bank Credit Agreement is considered consolidated senior secured debt for purposes of this ratio;

•	A minimum permitted ratio of consolidated EBITDAX to consolidated interest charges of 1.25 to 1.0; and

•	A requirement to maintain a current ratio (i.e., Consolidated Current Assets to Consolidated Current Liabilities) of 1.0 to 1.0.

For purposes of computing the current ratio per the Bank Credit Agreement, Consolidated Current Assets exclude the current portion of derivative assets but include borrowing base availability under the senior secured bank credit facility, and Consolidated Current Liabilities exclude the current portion of derivative liabilities as well as the current portions of long-term indebtedness outstanding.

Under these financial performance covenant calculations, as of December 31, 2019, our ratio of consolidated total debt to consolidated EBITDAX was 3.74 to 1.0 (with a maximum permitted ratio of 5.25 to 1.0), our ratio of consolidated senior secured debt to consolidated EBITDAX was 0.00 to 1.0 (with a maximum permitted ratio of 2.5 to 1.0), our ratio of consolidated EBITDAX to consolidated interest charges was 3.17 to 1.0 (with a required ratio of not less than 1.25 to 1.0), and our current ratio was 2.75 to 1.0 (with a required ratio of not less than 1.0 to 1.0). Based upon our currently forecasted levels of production and costs, hedges in place as of February 24, 2020, and current oil commodity futures prices, we currently anticipate continuing to be in compliance with our financial performance covenants during the foreseeable future.

The above description of our Bank Credit Agreement is qualified by the express language and defined terms contained in the Bank Credit Agreement and the amendments thereto, which are filed as exhibits to our periodic reports filed with the SEC.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2020 Capital Budget Allocation and Estimated Cash Flows. We have established a base 2020 capital expenditure budget, excluding capitalized interest and acquisitions, of between $175 million and $185 million, roughly a 24% decrease from 2019 capital spending levels of $236.9 million, with an additional $140 million to $150 million of capital for the CCA CO2 tertiary flood development conditioned upon future Board approval (see 2020 Capital Budget). Capitalized interest is currently estimated at approximately $40 million to $45 million for 2020. The 2020 capital budget, excluding capitalized interest and acquisitions, provides for approximate spending as follows:

•	$75 million allocated for tertiary oil field expenditures;

•	$55 million allocated for other areas, primarily non-tertiary oil field expenditures including exploitation;

•	$10 million to be spent on CO2 sources and pipelines; and

•	$40 million for other capital items such as capitalized internal acquisition, exploration and development costs and pre-production tertiary startup costs.

An additional $140 million to $150 million of CCA CO2 tertiary flood development capital is subject to Board approval. The aggregate planned 2020 CCA tertiary-related development capital consists of approximately $105 million for the 105-mile extension of the Greencore Pipeline to CCA, with the remainder dedicated to facilities, well work and field development.

Based upon our currently forecasted levels of production and costs, commodity hedges in place, and assuming a $50 NYMEX oil price in 2020, we expect that our cash flow from operations should significantly exceed our base 2020 capital expenditure budget of $175 million to $185 million, by upwards of $100 million. Assuming the additional $140 million to $150 million of CCA capital spending is approved, we would expect that our capital expenditures would be relatively equal to our cash resources (inclusive of cash flow from operations and $40 million of anticipated cash proceeds from the Pending Gulf Coast Working Interests Sale) before considering any other potential land sales. If prices were to decrease or changes in operating results were to cause a reduction in anticipated 2020 cash flows significantly below our currently forecasted operating cash flows, we would likely reduce our capital expenditures. Any sizeable reduction in our capital spending due to lower cash flows would likely lower our anticipated production levels in future years.

Capital Expenditure Summary.  The following table reflects incurred capital expenditures (including accrued capital) for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
In thousands	2019	2018	2017
Capital expenditures by project
Tertiary oil fields	$93,331	$142,560	$129,458
Non-tertiary fields	71,014	104,811	53,647
Capitalized internal costs(1)	46,031	46,599	52,616
Oil and natural gas capital expenditures	210,376	293,970	235,721
CO2 pipelines, sources and other	26,545	28,700	5,105
Capital expenditures, before acquisitions and capitalized interest	236,921	322,670	240,826
Acquisitions of oil and natural gas properties	284	541	88,777
Capital expenditures, before capitalized interest	237,205	323,211	329,603
Capitalized interest	36,671	37,079	30,762
Capital expenditures, total	$273,876	$360,290	$360,365

(1)	Includes capitalized internal acquisition, exploration and development costs and pre-production tertiary startup costs.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commitments and Obligations. A summary of our obligations at December 31, 2019, is presented in the following table:

	Payments Due by Period
In thousands	2020	2021 and 2022	2023 and 2024	Thereafter	Total
Contractual obligations
Estimated interest payments on senior secured bank credit facility, senior secured second lien notes, convertible senior notes, and subordinated debt	$171,321	$211,661	$82,823	$—	$465,805
Senior secured debt (principal balance)	—	1,070,587	552,462	—	1,623,049
Convertible senior notes (principal balance)	—	—	245,548	—	245,548
Subordinated debt (principal balance)	—	109,730	135,960	—	245,690
Operating lease obligations	9,934	20,315	20,617	8,287	59,153
Pipeline obligations including interest component	27,822	55,380	53,806	88,951	225,959
Other obligations(1)	60,836	93,600	65,469	89,615	309,520
Commodity derivative liabilities(2)	8,346	—	—	—	8,346
Asset retirement obligations(3)	4,652	—	51,727	744,729	801,108
Total contractual obligations	$282,911	$1,561,273	$1,208,412	$931,582	$3,984,178

(1)
Represents future cash commitments under contracts in place as of December 31, 2019, primarily for purchase contracts for CO2 captured from industrial sources, transportation agreements and well-related costs, but excludes any potential payments related to the APMTG litigation being appealed.  As is common in our industry, we commit to make certain expenditures on a regular basis as part of our ongoing development and exploration program.  These commitments generally relate to projects that occur during the subsequent several months and are usually part of our normal operating expenses or part of our capital budget (see 2020 Capital Budget Allocation and Estimated Cash Flows above).  We also have recurring expenditures for such things as accounting, engineering and legal fees; software maintenance; subscriptions; and other overhead-type items.  Normally these expenditures do not change materially on an aggregate basis from year to year and are part of our general and administrative expenses.  We have not attempted to estimate the amounts of these types of recurring expenditures in this table, as most could be quickly canceled with regard to any specific vendor, even though the expense itself may be required for our ongoing normal operations. For further discussion of our long-term commitments to purchase CO2 and any payments related to the APMTG litigation being appealed, see Note 12, Commitments and Contingencies, to the Consolidated Financial Statements.

(2)
Commodity derivative liabilities represent the fair value of our commodity derivatives presented as liabilities in our Consolidated Balance Sheets as of December 31, 2019. The ultimate settlement amounts of our derivative obligations are unknown because they are subject to continuing market fluctuations. See further discussion of our commodity derivative contracts and their market price sensitivities in Market Risk Management below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 10, Commodity Derivative Contracts, to the Consolidated Financial Statements.

(3)
Represents the estimated future asset retirement obligations on an undiscounted basis.  The present value of the discounted asset retirement obligation is $181.8 million, as determined under the Asset Retirement and Environmental Obligations topic of the Financial Accounting Standards Board Codification (“FASC”), and is further discussed in Note 4, Asset Retirement Obligations, to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements. As of December 31, 2019, we had a total of $87.2 million of letters of credit outstanding under our senior secured bank credit facility, which outstanding total increased during 2019 principally due to posting of a $32.8 million letter of credit as part of the appeal process in the APMTG litigation in Wyoming.  Additionally, we have obligations for development and exploratory expenditures that arise from our normal capital expenditure program or from other transactions common to our industry, none of which are recorded on our balance sheet. These obligations are further described in Commitments and Obligations above. In addition, in order to recover our undeveloped proved reserves, we must also fund the associated future development costs estimated in our proved reserve reports, which are only included in the table above to the extent we have firm

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

contracts.  For a further discussion of our future development costs, see Supplemental Oil and Natural Gas Disclosures (Unaudited) to the Consolidated Financial Statements.

FINANCIAL OVERVIEW OF TERTIARY OPERATIONS

As discussed in Item 1, Business and Properties – Oil and Natural Gas Operations – Enhanced Oil Recovery Overview , our tertiary operations represent a significant portion of our overall operations and have become our primary strategic focus. The economics of a tertiary field and the related impact on our financial statements differ from a conventional oil and gas play and are explained further below.

While it is difficult to accurately forecast future production, we believe our tertiary recovery operations provide significant long-term production growth potential at reasonable return metrics, with relatively low risk, assuming crude oil prices are at levels that support the development of those projects. We have been developing tertiary oil properties for over 20 years, and the financial impact of such operations is reflected in our historical financial statements. The summary below highlights our observations regarding how tertiary operations have impacted our financial statements.

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

Production Rates. The production rate at a tertiary flood can vary from quarter to quarter, as a tertiary field’s production may increase rapidly when wells respond to the CO2, plateau temporarily, and then resume growth as additional areas of the field are developed.  During a tertiary flood life cycle, facility capacity is increased from time to time, which occasionally requires temporary shutdowns during installation, thereby causing temporary declines in production.  We also find it difficult to precisely predict when any given well will respond to the injected CO2, as the CO2 seldom travels through the rock consistently due to heterogeneity in the oil-bearing formations.  With the lower level of oil prices over the past several years, our pace of development has generally slowed, thereby reducing our Company-wide production rates. We find all of these fluctuations to be normal and generally expect oil production at a tertiary field to increase over time until the field is fully developed, albeit sometimes in inconsistent patterns.

Operating Costs. Tertiary projects may be more expensive to operate than traditional industry operations because of the cost of injecting and recycling the CO2 (primarily due to the cost of the CO2 and the significant energy requirements to re-compress the CO2 back into a near-liquid state for re-injection purposes).  The costs of our CO2 and the electricity required to recycle and inject this CO2 comprise nearly half of our typical tertiary operating expenses.  Since these costs vary along with commodity and commercial electricity prices, they are highly variable and will increase in a high-commodity-price environment and decrease in a low-price environment.  The cost of purchasing and/or producing CO2 for use in tertiary floods is allocated to our tertiary oil fields and recorded as lease operating expenses (following the commencement of tertiary oil production) at the time the CO2 is injected. These costs have historically represented approximately 20% to 25% of the total operating costs for our tertiary operations.  Since we expense all of the operating costs to produce and inject our CO2 (following the commencement of tertiary oil production), operating costs per barrel for a new flood will be higher at the inception of CO2 injection projects because of minimal related oil production at that time.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Operating Results Table

Certain of our operating results and statistics for each of the last three years are included in the following table.

	Year Ended December 31,
In thousands, except per share and unit data	2019	2018	2017
Operating results
Net income	$216,959	$322,698	$163,152
Net income per common share – basic	0.47	0.75	0.42
Net income per common share – diluted	0.45	0.71	0.41
Net cash provided by operating activities	494,143	529,685	267,143
Average daily production volumes
Bbls/d	56,672	58,532	58,410
Mcf/d	9,246	10,854	11,329
BOE/d	58,213	60,341	60,298
Operating revenues
Oil sales	$1,205,083	$1,412,358	$1,079,703
Natural gas sales	6,937	10,231	9,963
Total oil and natural gas sales	$1,212,020	$1,422,589	$1,089,666
Commodity derivative contracts(1)
Receipt (payment) on settlements of commodity derivatives	$23,606	$(175,248)	$(47,795)
Noncash fair value gains (losses) on commodity derivatives(2)	(93,684)	196,335	(29,781)
Commodity derivatives income (expense)	$(70,078)	$21,087	$(77,576)
Unit prices – excluding impact of derivative settlements
Oil price per Bbl	$58.26	$66.11	$50.64
Natural gas price per Mcf	2.06	2.58	2.41
Unit prices – including impact of derivative settlements(1)
Oil price per Bbl	$59.40	$57.91	$48.40
Natural gas price per Mcf	2.06	2.58	2.41
Oil and natural gas operating expenses
Lease operating expenses	$477,220	$489,720	$447,799
Transportation and marketing expenses	41,810	43,942	44,064
Production and ad valorem taxes	86,820	96,589	79,198
Oil and natural gas operating revenues and expenses per BOE
Oil and natural gas revenues	$57.04	$64.59	$49.51
Lease operating expenses	22.46	22.24	20.35
Transportation and marketing expenses	1.97	2.00	2.00
Production and ad valorem taxes	4.09	4.39	3.60
CO2 sources – revenues and expenses
CO2 sales and transportation fees	$34,142	$31,145	$26,182
CO2 discovery and operating expenses	(2,922)	(2,816)	(3,099)
CO2 revenue and expenses, net	$31,220	$28,329	$23,083

(1)	See also Commodity Derivative Contracts below and Market Risk Management for information concerning our commodity derivative transactions.

(2)
Noncash fair value gains (losses) on commodity derivatives is a non-GAAP measure and is different from “Commodity derivatives expense (income)” in the Consolidated Statements of Operations in that the noncash fair value gains (losses) on commodity derivatives represent only the net changes between periods of the fair market values of commodity derivative

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

positions, and exclude the impact of settlements on commodity derivatives during the period, which were receipts on settlements of $23.6 million for the year ended December 31, 2019 and payments on settlements of $175.2 million and $47.8 million for the years ended December 31, 2018 and 2017, respectively. We believe that noncash fair value gains (losses) on commodity derivatives is a useful supplemental disclosure to “Commodity derivatives expense (income)” in order to differentiate noncash fair market value adjustments from receipts or payments upon settlements on commodity derivatives during the period. This supplemental disclosure is widely used within the industry and by securities analysts, banks and credit rating agencies in calculating EBITDA and in adjusting net income (loss) to present those measures on a comparative basis across companies, as well as to assess compliance with certain debt covenants. Noncash fair value gains (losses) on commodity derivatives is not a measure of financial or operating performance under GAAP, nor should it be considered in isolation or as a substitute for “Commodity derivatives expense (income)” in the Consolidated Statements of Operations. See also the Glossary and Selected Abbreviations for the definition of noncash fair value gains (losses) on commodity derivatives.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Production

Average daily production by area for 2019, 2018 and 2017, and for each of the quarters of 2019, is shown below:

	Average Daily Production (BOE/d)
	2019 Quarters				Year Ended December 31,
Operating Area	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2019	2018	2017
Tertiary oil production
Gulf Coast region
Delhi	4,474	4,486	4,256	4,085	4,324	4,368	4,869
Hastings	5,539	5,466	5,513	5,097	5,403	5,596	4,830
Heidelberg	3,987	4,082	4,297	4,409	4,195	4,355	4,851
Oyster Bayou	4,740	4,394	3,995	4,261	4,345	4,843	5,007
Tinsley	4,659	4,891	4,541	4,343	4,608	5,530	6,430
West Yellow Creek	436	586	728	807	640	205	13
Mature properties(1)	6,479	6,448	6,415	6,347	6,422	6,702	7,078
Total Gulf Coast region	30,314	30,353	29,745	29,349	29,937	31,599	33,078
Rocky Mountain region
Bell Creek	4,650	5,951	4,686	5,618	5,228	4,113	3,313
Salt Creek(2)	2,057	2,078	2,213	2,223	2,143	2,109	1,115
Grieve	52	41	58	60	53	7	—
Total Rocky Mountain region	6,759	8,070	6,957	7,901	7,424	6,229	4,428
Total tertiary oil production	37,073	38,423	36,702	37,250	37,361	37,828	37,506
Non-tertiary oil and gas production
Gulf Coast region
Mississippi	1,034	1,025	873	952	970	960	981
Texas(3)	4,345	4,243	4,268	4,382	4,310	4,546	4,493
Other	10	6	6	5	6	13	81
Total Gulf Coast region	5,389	5,274	5,147	5,339	5,286	5,519	5,555
Rocky Mountain region
Cedar Creek Anticline	14,987	14,311	13,354	13,730	14,090	14,837	14,754
Other	1,313	1,305	1,238	1,192	1,262	1,431	1,537
Total Rocky Mountain region	16,300	15,616	14,592	14,922	15,352	16,268	16,291
Total non-tertiary production	21,689	20,890	19,739	20,261	20,638	21,787	21,846
Total continuing production	58,762	59,313	56,441	57,511	57,999	59,615	59,352
Property sales
Property divestitures(4)	456	406	—	—	214	726	946
Total production	59,218	59,719	56,441	57,511	58,213	60,341	60,298

(1)	Mature properties include Brookhaven, Cranfield, Eucutta, Little Creek, Mallalieu, Martinville, McComb and Soso fields.

(2)	Represents production related to the acquisition of a 23% non-operated working interest in Salt Creek Field in Wyoming, which closed on June 30, 2017.

(3)
Includes non-tertiary production related to the sale of 50% of our working interests in Webster, Thompson, Manvel, and East Hastings fields, which is expected to close in March 2020 and averaged 1,170 BOE/d and 1,085 BOE/d for the three and twelve months ended December 31, 2019, respectively.

(4)	Includes production from Citronelle Field sold in July 2019 and Lockhart Crossing Field sold in the third quarter of 2018.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Production

Total continuing production during 2019 averaged 57,999 BOE/d, including 37,361 Bbls/d from tertiary properties and 20,638 BOE/d from non-tertiary properties. Total continuing production excludes production from Citronelle Field sold in July 2019 and, for prior-year periods, excludes production from Lockhart Crossing Field sold in the third quarter of 2018. Our 2019 total continuing production level represents a decrease of 1,616 BOE/d (3%) compared to 2018 levels, most significantly attributable to lower tertiary production at Tinsley Field primarily due to planned downtime and preventative maintenance and lower non-tertiary production at CCA, partially offset by production increases from Bell Creek Field’s phase 5 development. Our production during 2019 was 97% oil, consistent with 2018 and 2017.

Oil and Natural Gas Revenues

Oil and natural gas revenues decreased 15% between 2018 and 2019 and increased 31% between 2017 and 2018. The changes in our oil and natural gas revenues are due to changes in production quantities and realized commodity prices (excluding any impact of our commodity derivative contracts), as reflected in the following table:

	Year Ended December 31, 2019 vs. 2018		Year Ended December 31, 2018 vs. 2017
In thousands	Decrease in Revenues	Percentage Decrease in Revenues	Increase in Revenues	Percentage Increase in Revenues
Change in oil and natural gas revenues due to:
Increase (decrease) in production	$(50,163)	(4)%	$765	0%
Increase (decrease) in commodity prices	(160,406)	(11)%	332,158	31%
Total increase (decrease) in oil and natural gas revenues	$(210,569)	(15)%	$332,923	31%

Excluding any impact of our commodity derivative contracts, our average net realized commodity prices and NYMEX differentials were as follows during 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Average net realized prices
Oil price per Bbl	$58.26	$66.11	$50.64
Natural gas price per Mcf	2.06	2.58	2.41
Price per BOE	57.04	64.59	49.51
Average NYMEX differentials
Gulf Coast region
Oil per Bbl	$3.30	$2.94	$0.22
Natural gas per Mcf	(0.04)	0.09	(0.04)
Rocky Mountain region
Oil per Bbl	$(2.01)	$(1.50)	$(1.39)
Natural gas per Mcf	(0.96)	(1.06)	(1.15)
Total Company
Oil per Bbl	$1.23	$1.30	$(0.32)
Natural gas per Mcf	(0.47)	(0.49)	(0.61)

Prices received in a regional market fluctuate frequently and can differ from NYMEX pricing due to a variety of reasons, including supply and/or demand factors, crude oil quality, and location differentials.

•
Gulf Coast Region. Our average NYMEX oil differential in the Gulf Coast region was a positive $3.30 per Bbl and a positive $2.94 per Bbl during 2019 and 2018, respectively. Generally, our Gulf Coast region differentials are positive to

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

NYMEX and highly correlated to the changes in prices of Light Louisiana Sweet crude oil, which have generally strengthened over the past year, although Gulf Coast region differentials softened in the second half of 2019.

•
Rocky Mountain Region. NYMEX oil differentials in the Rocky Mountain region averaged $2.01 per Bbl below NYMEX during 2019, compared to an average differential of $1.50 per Bbl below NYMEX in 2018. Differentials in the Rocky Mountain region can fluctuate significantly on a month-to-month basis due to weather, refinery or transportation issues, and Canadian and U.S. crude oil price index volatility.

CO2 Revenues and Expenses

We sell approximately 15% to 20% of our produced CO2 from Jackson Dome to third-party industrial users at various contracted prices primarily under long-term contracts. We recognize the revenue received on these CO2 sales as “CO2 sales and transportation fees” with the corresponding costs recognized as “CO2 discovery and operating expenses” in our Consolidated Statements of Operations.

Purchased Oil Revenues and Expenses

From time to time, we market third-party production for sale in exchange for a fee. We recognize the revenue received on these oil sales as “Purchased oil sales” and the expenses incurred to market and transport the oil as “Purchased oil expenses” in our Consolidated Statements of Operations.

Commodity Derivative Contracts

We routinely enter into oil derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future oil production and to provide more certainty to our future cash flows.  These contracts have historically consisted of price floors, collars, three-way collars, fixed-price swaps, fixed-price swaps enhanced with a sold put, and basis swaps.

The following table summarizes the impact our commodity derivative contracts had on our operating results for 2019, 2018 and 2017:

	Three Months Ended
In thousands	March 31	June 30	September 30	December 31	Full Year
2019
Receipt (payment) on settlements of commodity derivatives	$8,206	$(1,549)	$8,057	$8,892	$23,606
Noncash fair value gains (losses) on commodity derivatives(1)	(91,583)	26,309	35,098	(63,508)	(93,684)
Commodity derivatives income (expense)	$(83,377)	$24,760	$43,155	$(54,616)	$(70,078)

2018
Payment on settlements of commodity derivatives	$(33,357)	$(54,770)	$(61,611)	$(25,510)	$(175,248)
Noncash fair value gains (losses) on commodity derivatives(1)	(15,468)	(41,429)	17,034	236,198	196,335
Commodity derivatives income (expense)	$(48,825)	$(96,199)	$(44,577)	$210,688	$21,087

2017
Receipt (payment) on settlements of commodity derivatives	$(26,940)	$(11,767)	$89	$(9,177)	$(47,795)
Noncash fair value gains (losses) on commodity derivatives(1)	51,542	22,140	(25,352)	(78,111)	(29,781)
Commodity derivatives income (expense)	$24,602	$10,373	$(25,263)	$(87,288)	$(77,576)

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

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In order to provide a level of price protection to a portion of our oil production, we have hedged a portion of our estimated oil production in 2020 using both NYMEX and LLS fixed-price swaps and three-way collars. See Note 10, Commodity Derivative Contracts, to the Consolidated Financial Statements for additional details of our outstanding commodity derivative contracts as of December 31, 2019, and Market Risk Management below for additional discussion. In addition, the following table summarizes our oil derivative contracts as of February 24, 2020:

		1H 2020	2H 2020
WTI NYMEX	Volumes Hedged (Bbls/d)	2,000	2,000
Fixed-Price Swaps	Swap Price(1)	$60.59	$60.59
Argus LLS	Volumes Hedged (Bbls/d)	4,500	4,500
Fixed-Price Swaps	Swap Price(1)	$62.29	$62.29
WTI NYMEX	Volumes Hedged (Bbls/d)	23,000	21,000
3-Way Collars	Sold Put Price / Floor / Ceiling Price(1)(2)	$48.25 / $56.95 / $62.83	$48.26 / $56.85 / $62.68
Argus LLS	Volumes Hedged (Bbls/d)	10,000	8,000
3-Way Collars	Sold Put Price / Floor / Ceiling Price(1)(2)	$52.85 / $61.52 / $68.21	$52.75 / $61.08 / $68.39
	Total Volumes Hedged (Bbls/d)	39,500	35,500

(1)	Averages are volume weighted.

(2)	If oil prices were to average less than the sold put price, receipts on settlement would be limited to the difference between the floor price and the sold put price.

Commodity derivative contracts in place for 2020 include fixed-price swaps and three-way collars. Based on current contracts in place and NYMEX oil futures prices as of February 24, 2020, which average approximately $52 per Bbl for the remainder of 2020, we currently expect that we would receive cash payments of approximately $80 million during 2020 upon settlement of these contracts, the amount of which is dependent upon fluctuations in future NYMEX oil prices in relation to the prices of our 2020 fixed-price swaps which have weighted average prices of $60.59 per Bbl and $62.29 per Bbl for NYMEX and LLS hedges, respectively, and weighted average floor prices of our 2020 three-way collars of $56.90 per Bbl and $61.32 per Bbl for NYMEX and LLS hedges, respectively. The cash flows from our three-way collars could be limited to the extent that oil prices fall below the prices of our sold puts, which generally range between $45 per Bbl and $50 per Bbl for NYMEX hedges and $51 per Bbl and $55 per Bbl for LLS hedges. See Note 10, Commodity Derivative Contracts, to the Consolidated Financial Statements for further discussion of the sold puts. Changes in commodity prices, expiration of contracts, and new commodity contracts entered into cause fluctuations in the estimated fair value of our oil derivative contracts.  Because we do not utilize hedge accounting for our commodity derivative contracts, the period-to-period changes in the fair value of these contracts, as outlined above, are recognized in our statements of operations.

Production Expenses

Lease Operating Expenses

	Year Ended December 31,
In thousands, except per-BOE data	2019	2018	2017
Total lease operating expenses	$477,220	$489,720	$447,799

Total lease operating expenses per BOE	$22.46	$22.24	$20.35

Total lease operating expense during 2019 decreased $12.5 million (3%) on an absolute-dollar basis, but slightly increased $0.22 (1%) on a per-BOE basis, compared to 2018. The decrease on an absolute-dollar basis was primarily due to lower workover expense, lower power and fuel costs, and lower CO2 expense due to lower CO2 volumes delivered during planned maintenance at our primary CO2 source in the Rocky Mountain region during the third quarter of 2019, partially offset by higher contract labor costs.

Currently, our CO2 expense comprises approximately 20% of our typical tertiary lease operating expenses, and for the CO2 reserves we already own, consists of CO2 production expenses, and for the CO2 reserves we do not own, consists of our purchase of CO2 from royalty and working interest owners and industrial sources. During the year ended December 31, 2019, approximately

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

56% of the CO2 utilized in our CO2 floods consisted of CO2 owned and produced by us (our net revenue interest). The price we pay others for CO2 varies by source and is generally indexed to oil prices. When combining the production cost of the CO2 we own with what we pay third parties for CO2, our average cost of CO2 during 2019 was approximately $0.29 per Mcf, including taxes paid on CO2 production but excluding depletion, depreciation and amortization of capital expended at our CO2 source fields and industrial sources. This per-Mcf CO2 cost during 2019 was lower than the $0.42 per Mcf comparable measure during 2018 due primarily to lower utilization of industrial-source CO2, which has a higher average cost than our naturally occurring CO2 sources.

Transportation and Marketing Expenses

Transportation and marketing expenses primarily consist of amounts incurred related to the transportation, marketing, and processing of oil and natural gas production. Transportation and marketing expenses were $41.8 million and $43.9 million during 2019 and 2018, respectively.

Taxes Other than Income

Taxes other than income includes production, ad valorem and franchise taxes. Taxes other than income decreased $10.9 million (10%) between 2018 and 2019, due primarily to a decrease in production taxes resulting from lower oil and natural gas revenues.

General and Administrative Expenses (“G&A”)

	Year Ended December 31,
In thousands, except per-BOE data and employees	2019	2018	2017
Gross cash compensation and administrative costs	$209,408	$220,127	$244,477
Gross stock-based compensation	16,488	15,438	19,721
Severance-related costs	18,627	—	6,226
Operator labor and overhead recovery charges	(121,677)	(126,570)	(127,425)
Capitalized exploration and development costs	(39,817)	(37,500)	(41,193)
Net G&A expense	$83,029	$71,495	$101,806

G&A per BOE
Net cash administrative costs	$2.44	$2.70	$3.66
Net stock-based compensation	0.59	0.55	0.69
Severance-related costs	0.88	—	0.28
Net G&A expense	$3.91	$3.25	$4.63

Employees as of December 31	806	847	879

Our gross G&A expenses, which include our field operations employee costs, on an absolute-dollar basis increased $9.0 million (4%) between 2018 and 2019 due to $18.6 million of severance-related expense associated with our voluntary separation program, the majority of which will be paid out in the first quarter of 2020 (see Overview – December 2019 Voluntary Separation Program). Excluding the severance expense, net G&A expense was down $7.1 million primarily due to our continued focus on cost reduction efforts and reduction in performance-based compensation.

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

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest and Financing Expenses

	Year Ended December 31,
In thousands, except per-BOE data and interest rates	2019	2018	2017
Cash interest(1)	$191,454	$186,632	$176,307
Less: interest not reflected as expense for financial reporting purposes(1)	(85,454)	(86,111)	(52,473)
Noncash interest expense	4,554	6,246	6,191
Amortization of debt discount(2)	7,749	—	—
Less: capitalized interest	(36,671)	(37,079)	(30,762)
Interest expense, net	$81,632	$69,688	$99,263
Interest expense, net per BOE	$3.84	$3.16	$4.51
Average debt principal outstanding(3)	$2,433,245	$2,593,035	$2,892,785
Average interest rate(4)	7.9%	7.2%	6.1%

(1)
Cash interest includes the portion of interest on certain debt instruments accounted for as a reduction of debt for GAAP financial reporting purposes in accordance with Financial Accounting Standards Board Codification (“FASC”) 470-60, Troubled Debt Restructuring by Debtors. The portion of interest treated as a reduction of debt relates to our 2021 Senior Secured Notes, 2022 Senior Secured Notes, and our previously outstanding 3½% Convertible Senior Notes due 2024 and 5% Convertible Senior Notes due 2023 (the “2023 Convertible Senior Notes”). See below for further discussion.

(2)	Represents amortization of debt discounts of $2.6 million related to the 7¾% Senior Secured Notes and $5.1 million related to the 2024 Convertible Senior Notes during the year ended December 31, 2019.

(3)	Excludes debt discounts related to our 7¾% Senior Secured Notes and 2024 Convertible Senior Notes.

(4)	Includes commitment fees but excludes debt issue costs and amortization of discount.

As reflected in the table above, cash interest expense during 2019 increased when compared to 2018 due primarily to an increase in our weighted-average interest rate.

Future interest payable related to our 2021 Senior Secured Notes, 2022 Senior Secured Notes, and previously outstanding 2023 Convertible Senior Notes and 3½% Convertible Senior Notes due 2024 is accounted for in accordance with FASC 470-60, Troubled Debt Restructuring by Debtors, whereby most of the future interest was recorded as debt as of the transaction date, which will be reduced as semiannual interest payments are made. Future interest payable recorded as debt totaled $164.9 million and $250.2 million as of December 31, 2019 and 2018, respectively. Therefore, interest expense reflected in our Consolidated Statements of Operations will be approximately $86 million lower annually than the actual cash interest payments on our 2021 Senior Secured Notes and 2022 Senior Secured Notes.

As more fully described in Note 6, Long-Term Debt, to the Consolidated Financial Statements, the June 2019 debt exchange transactions were accounted for in accordance with FASC 470-50, Modifications and Extinguishments, whereby our new 7¾% Senior Secured Notes and new 2024 Convertible Senior Notes were recorded on our balance sheet at discounts to their principal amounts of $29.6 million and $79.9 million, respectively. These debt discounts will be amortized as interest expense over the terms of the notes; therefore, future interest expense reflected in our Consolidated Statements of Operations will be higher than the actual cash interest payments on our new 7¾% Senior Secured Notes and new 2024 Convertible Senior Notes by approximately $16 million in 2020, $19 million in 2021, $21 million in 2022, $25 million in 2023 and $21 million in 2024.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depletion, Depreciation, and Amortization (“DD&A”)

	Year Ended December 31,
In thousands, except per-BOE data	2019	2018	2017
Oil and natural gas properties	$159,478	$134,486	$118,792
CO2 properties, pipelines, plants and other property and equipment	74,338	81,963	88,921
Total DD&A	$233,816	$216,449	$207,713

DD&A per BOE
Oil and natural gas properties	$7.51	$6.11	$5.40
CO2 properties, pipelines, plants and other property and equipment	3.49	3.72	4.04
Total DD&A per BOE	$11.00	$9.83	$9.44

The increase in our oil and natural gas properties depletion during 2019, when compared to 2018, was primarily due to an increase in depletable costs resulting from increases in our capitalized costs and future development costs associated with our reserves base and a decrease in proved oil and natural gas reserve quantities. Our oil and natural gas properties depletion rate was $8.17 per BOE during the fourth quarter of 2019.

Other Expenses

Other expenses totaled $11.2 million and $84.3 million during 2019 and 2018, respectively. Other expenses during 2019 includes $1.9 million of impairment expense, $1.8 million of costs associated with the Riley Ridge helium supply contract ruling (see Note 12, Commitments and Contingencies – Litigation, to the Consolidated Financial Statements), and $1.6 million of transaction costs associated with our privately negotiated debt exchanges. The 2018 amounts are primarily comprised of $49.4 million of expense related to the Riley Ridge helium supply contract ruling and a $17.8 million impairment for an investment related to a proposed plant in the Gulf Coast that would potentially supply CO2 to Denbury, due to uncertainties of the project achieving financial close.

Income Taxes

	Year Ended December 31,
In thousands, except per-BOE amounts and tax rates	2019	2018	2017
Current income tax expense (benefit)	$3,881	$(16,001)	$(20,873)
Deferred income tax expense (benefit)	100,471	103,234	(95,779)
Total income tax expense (benefit)	$104,352	$87,233	$(116,652)
Average income tax expense (benefit) per BOE	$4.91	$3.96	$(5.30)
Effective tax rate	32.5%	21.3%	(250.9)%
Total net deferred tax liability	$410,230	$309,758	$198,099

Our income tax provisions were based on an estimated statutory rate of approximately 25% for 2019 and 2018 and 38% for 2017. The Tax Cut and Jobs Act (the “Act”) enacted in December 2017 resulted in a reduction of the federal income tax rate from 35% to 21% effective for calendar year 2018. Our effective tax rate for 2019 was higher than our estimated statutory rate primarily due to the establishment of a valuation allowance against a portion of our business interest expense deduction that we estimate will be disallowed. Our 2018 and 2017 effective tax rates were lower than our estimated statutory rate primarily due to tax benefits resulting from enhanced oil recovery income tax credits and a one-time deferred income tax benefit of $132.2 million reflecting a re-measurement of our deferred income tax assets and liabilities associated with the federal income tax rate reduction, respectively. As of December 31, 2019, we had a tax valuation allowance totaling $77.2 million to reduce the carrying value of deferred tax assets related to our disallowed business interest expense and state deferred tax assets. The valuation allowances will remain until the realization of future deferred tax benefits are more likely than not to become utilized.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The current income tax benefit recorded in 2018 primarily represents the estimated receivable associated with our refundable alternative minimum tax credits.

As of December 31, 2019, we had no federal net operating loss carryforwards (“NOLs”), tax effected business interest expense carryforward totaling $24.5 million (before provision for valuation allowance), state NOLs and tax credits totaling $52.9 million (before provision for valuation allowance), an estimated $49.9 million of enhanced oil recovery credits to carry forward related to our tertiary operations and $21.6 million of research and development credits that can be utilized to reduce our current income taxes during 2020 or future years.  We also have $6.0 million of alternative minimum tax credits, which under the Act will be fully refundable by 2021 and are recorded as a receivable on the balance sheet. Our business interest expense carryforward does not expire. Our state NOLs expire in various years, starting in 2020, although most do not begin to expire until 2025. Our enhanced oil recovery credits and research and development credits do not begin to expire until 2025 and 2031, respectively. The statutes of limitation for our income tax returns for tax years ending prior to 2016 have lapsed and therefore are not subject to examination by respective taxing authorities.

Per-BOE Data

The following table summarizes our cash flow and results of operations on a per-BOE basis for the comparative periods.  Each of the individual components is discussed above.

	Year Ended December 31,
Per-BOE data	2019	2018	2017
Oil and natural gas revenues	$57.04	$64.59	$49.51
Receipt (payment) on settlements of commodity derivatives	1.11	(7.96)	(2.17)
Lease operating expenses	(22.46)	(22.24)	(20.35)
Production and ad valorem taxes	(4.09)	(4.39)	(3.60)
Transportation and marketing expenses	(1.97)	(2.00)	(2.00)
Production netback	29.63	28.00	21.39
CO2 sales, net of operating and exploration expenses	1.47	1.28	1.05
General and administrative expenses(1)	(3.91)	(3.25)	(4.63)
Interest expense, net	(3.84)	(3.16)	(4.51)
Other	0.43	(2.01)	1.67
Changes in assets and liabilities relating to operations	(0.52)	3.19	(2.83)
Cash flows from operations	23.26	24.05	12.14
DD&A	(11.00)	(9.83)	(9.44)
Deferred income taxes	(4.73)	(4.69)	4.35
Gain on early extinguishment of debt	7.34	—	—
Noncash fair value gains (losses) on commodity derivatives(2)	(4.41)	8.92	(1.35)
Other noncash items	(0.25)	(3.80)	1.71
Net income	$10.21	$14.65	$7.41

(1)
General and administrative expenses includes an accrual for severance-related costs of $18.6 million associated with our voluntary separation program for the year ended December 31, 2019 and payments of $6.2 million related to an involuntary workforce reduction for the year ended December 31, 2017, which if excluded, would have averaged $3.03 per BOE and $4.35 per BOE for the years ended December 31, 2019 and 2017, respectively.

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

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

MARKET RISK MANAGEMENT

Debt and Interest Rate Sensitivity

At December 31, 2019, we had $2.1 billion of fixed-rate long-term debt and no outstanding borrowings on our variable-rate senior secured bank credit facility. None of our existing debt has any triggers or covenants regarding our debt ratings with rating agencies, although under the NEJD financing lease, in light of credit downgrades in February 2016, we were required to provide a $41.3 million letter of credit to the lessor, which we provided on March 4, 2016. The letter of credit may be drawn upon in the event we fail to make a payment due under the pipeline financing lease agreement or upon other specified defaults set out in the pipeline financing lease agreement (filed as Exhibit 99.1 to the Form 8-K filed with the SEC on June 5, 2008). The fair values of our senior secured second lien notes, convertible senior notes, and senior subordinated notes are based on quoted market prices.  The following table presents the principal and fair values of our outstanding debt at December 31, 2019:

In thousands	2021	2022	2023	2024	Total	Fair Value
Fixed rate debt
9% Senior Secured Second Lien Notes due 2021	$614,919	$—	$—	$—	$614,919	$599,546
9¼% Senior Secured Second Lien Notes due 2022	—	455,668	—	—	455,668	428,328
7¾% Senior Secured Second Lien Notes due 2024	—	—	—	531,821	531,821	468,002
7½% Senior Secured Second Lien Notes due 2024	—	—	—	20,641	20,641	17,132
6⅜% Convertible Senior Notes due 2024	—	—	—	245,548	245,548	158,450
6⅜% Senior Subordinated Notes due 2021	51,304	—	—	—	51,304	41,171
5½% Senior Subordinated Notes due 2022	—	58,426	—	—	58,426	36,224
4⅝% Senior Subordinated Notes due 2023	—	—	135,960	—	135,960	84,295

Commodity Derivative Contracts

We enter into oil derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future oil production and to provide more certainty to our future cash flows.  We do not hold or issue derivative financial instruments for trading purposes.  Generally, these contracts have consisted of various combinations of price floors, collars, three-way collars, fixed-price swaps, fixed-price swaps enhanced with a sold put, and basis swaps.  The production that we hedge has varied from year to year depending on our levels of debt, financial strength, and expectation of future commodity prices.  In order to provide a level of price protection to a portion of our oil production, we have hedged a portion of our estimated oil production in 2020 using both NYMEX and LLS fixed-price swaps and three-way collars. Depending on market conditions, we may continue to add to our existing 2020 hedges or enter into hedges for 2021. See also Note 10, Commodity Derivative Contracts, and Note 11, Fair Value Measurements, to the Consolidated Financial Statements for additional information regarding our commodity derivative contracts.

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

At December 31, 2019, our commodity derivative contracts were recorded at their fair value, which was a net asset of $3.6 million, a $93.7 million decrease from the $97.3 million net asset recorded at December 31, 2018.  This change is primarily related to the expiration of commodity derivative contracts during 2019, new commodity derivative contracts entered into during 2019 for future periods, and changes in oil futures prices between December 31, 2018 and 2019.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commodity Derivative Sensitivity Analysis

Based on NYMEX and LLS crude oil futures prices as of December 31, 2019, and assuming both a 10% increase and decrease thereon, we would expect to receive payments on our crude oil derivative contracts as shown in the following table:

In thousands	Receipt / (Payment)
Based on:
Futures prices as of December 31, 2019	$6,962
10% increase in prices	(43,601)
10% decrease in prices	67,752

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires that we select certain accounting policies and make certain estimates and judgments regarding the application of those policies.  Our significant accounting policies are included in Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the Consolidated Financial Statements.  These policies, along with the underlying assumptions and judgments by our management in their application, have a significant impact on our consolidated financial statements.  Following is a discussion of our most critical accounting estimates, judgments and uncertainties that are inherent in the preparation of our financial statements.

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

Under full cost accounting, the estimated quantities of proved oil and natural gas reserves used to compute depletion and the related present value of estimated future net cash flows therefrom used to perform the full cost ceiling test have a significant impact

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

on the underlying financial statements.  The process of estimating oil and natural gas reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data.  The data for a given field may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continued reassessment of the viability of production under varying economic conditions.  As a result, material revisions to existing reserve estimates may occur from time to time.  Although every reasonable effort is made to ensure the reported reserve estimates represent the most accurate assessments possible, including the hiring of independent engineers to prepare reported estimates, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in our financial statement disclosures.  Over the last four years, annual revisions to our reserve estimates, excluding any revisions related to changes in commodity prices, have averaged approximately 2.0% of the previous year’s estimates and have been both positive and negative.

Changes in commodity prices also affect our reserve quantities.  These changes in quantities affect our DD&A rate, and the combined effect of changes in quantities and commodity prices impacts our full cost ceiling test calculation.  For example, we estimate that a 5% increase in our estimate of proved reserve quantities would have lowered our fourth quarter 2019 oil and natural gas property DD&A rate from $8.17 per BOE to approximately $7.82 per BOE, and a 5% decrease in our proved reserve quantities would have increased our DD&A rate to approximately $8.56 per BOE.  Also, reserve quantities and their ultimate values, determined solely by our lenders, are the primary factors in determining the maximum borrowing base under our senior secured bank credit facility, particularly quantities and values of our proved developed producing reserves.

Under full cost accounting rules, we are required each quarter to perform a ceiling test calculation.  The net capitalized costs of oil and natural gas properties are limited to the lower of unamortized cost or the cost center ceiling.  The cost center ceiling is defined as (1) the present value of estimated future net revenues from proved oil and natural gas reserves before future abandonment costs (discounted at 10%), based on the average first-day-of-the-month oil and natural gas price for each month during a 12-month rolling period prior to the end of a particular reporting period; plus (2) the cost of properties not being amortized; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) related income tax effects.  Our future net revenues from proved oil and natural gas reserves are not reduced for development costs related to the cost of drilling for and developing CO2 reserves nor those related to the cost of constructing CO2 pipelines, as we do not have to incur additional costs to develop the proved oil and natural gas reserves.  Therefore, we include in the ceiling test, as a reduction of future net revenues, that portion of our capitalized CO2 costs related to CO2 reserves and CO2 pipelines that we estimate will be consumed in the process of producing our proved oil and natural gas reserves.  The fair value of our oil and natural gas derivative contracts is not included in the ceiling test, as we do not designate these contracts as hedging instruments for accounting purposes. The cost center ceiling test is prepared quarterly. We did not record any ceiling test write-downs during 2017, 2018 or 2019.

We exclude certain unevaluated costs from the amortization base and full cost ceiling test pending the determination of whether proved reserves can be assigned to such properties. These costs are transferred to the full cost amortization base in the course of these properties being developed, tested and evaluated. At least annually, we test these assets for impairment based on an evaluation of management’s expectations of future pricing, evaluation of lease expiration terms, and planned project development activities. As a result of this analysis, we recognized impairments of our unevaluated costs totaling $18.2 million and $21.4 million during the years ended December 31, 2019 and 2017, respectively, whereby these costs were transferred to the full cost amortization base. We did not record any impairments of our unevaluated costs during the year ended December 31, 2018.

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

We capitalize, as a development cost, injection costs in fields that are in their development stage, which means we have not yet seen incremental oil production due to the CO2 injections (i.e., a production response).  These capitalized development costs will be included in our unevaluated property costs if there are not already proved tertiary reserves in that field.  After we see a production response to the CO2 injections (i.e., the production stage), injection costs will be expensed as incurred, and any previously deferred unevaluated development costs will become subject to depletion upon recognition of proved tertiary reserves.  During

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2019, 2018 and 2017, we capitalized $19.1 million, $24.5 million and $25.0 million, respectively, of tertiary injection costs associated with our tertiary projects.

Income Taxes

We make certain estimates and judgments in determining our income tax expense for financial reporting purposes.  These estimates and judgments occur in the calculation of certain tax assets and liabilities that arise from differences in the timing and recognition of revenue and expense for tax and financial reporting purposes.  Our federal and state income tax returns are generally not prepared or filed before the consolidated financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits and net operating loss carryforwards.  Adjustments related to these estimates are recorded in our tax provision in the period in which we finalize our income tax returns.  Further, we must assess the likelihood that we will be able to recover or utilize our deferred tax assets (primarily our enhanced oil recovery credits, business interest expense carryforward, and state net operating loss carryforwards).  If recovery is not likely, we must record a valuation allowance against such deferred tax assets for the amount we would not expect to recover, which would result in an increase to our income tax expense.  As of December 31, 2019, we had tax valuation allowances totaling $77.2 million to reduce the carrying value of deferred tax assets related to our disallowed business interest expense and state deferred tax assets. As of December 31, 2018 and 2017, we had tax valuation allowances totaling $51.1 million to reduce the carrying value of our state deferred income tax assets. The valuation allowances will remain until the realization of future deferred tax benefits are more likely than not to become utilized.  A 1% increase in our statutory tax rate would have increased our calculated income tax expense by approximately $3.2 million, $4.1 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.  See Note 7, Income Taxes, to the Consolidated Financial Statements and Results of Operations – Income Taxes above for further information concerning our income taxes.

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

We perform our long-lived asset impairment test by comparing the net carrying costs of our long-lived asset groups to the respective expected future undiscounted net cash flows that are supported by these long-lived assets which include production of our probable and possible oil and natural gas reserves. If the undiscounted net cash flows are below the net carrying costs for an asset group, we must record an impairment loss by the amount, if any, that net carrying costs exceed the fair value of the long-lived asset group. Management assumptions impacting expected future undiscounted net cash flows include market estimates of

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

future commodity prices, projections of estimated reserve quantities, projections of future rates of production, timing and amount of future development and operating costs, projected availability and cost of CO2, projected recovery factors of tertiary reserves and risk-adjustment factors applied to the net cash flows. We did not record an impairment of long-lived assets during the year ended December 31, 2019.

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

Use of Estimates

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the Consolidated Financial Statements for a discussion of our use of estimates.

Recent Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

FORWARD-LOOKING INFORMATION

The data and/or statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements found in the sections entitled “Business and Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements, as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve a number of risks and uncertainties.  Such forward-looking statements may be or may concern, among other things, financial forecasts, future hydrocarbon prices and their volatility, current or future liquidity sources or their adequacy to support our anticipated future activities, our ability to refinance or extend the maturities of our long-term indebtedness which matures in 2021 and 2022, possible future write-downs of oil and natural gas reserves, together with assumptions based on current and projected production levels, oil and gas prices and oilfield costs, current or future expectations or estimations of our cash flows or the impact of changes in commodity prices on cash flows, availability of capital, borrowing capacity, price and availability of advantageous commodity derivative contracts or the predicted cash flow benefits therefrom, forecasted capital expenditures, drilling activity or methods, including the timing and location thereof, the

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

nature of any future asset purchases or sales or the timing or proceeds thereof, estimated timing of commencement of CO2 flooding of particular fields or areas, including Cedar Creek Anticline (“CCA”), or the availability of capital for CCA pipeline construction, or its ultimate cost or date of completion, timing of CO2 injections and initial production responses in tertiary flooding projects, development activities, finding costs, anticipated future cost savings, capital budgets, interpretation or prediction of formation details, production rates and volumes or forecasts thereof, hydrocarbon reserve quantities and values, CO2 reserves and supply and their availability, potential reserves, barrels or percentages of recoverable original oil in place, levels of tariffs or other trade restrictions, the likelihood, timing and impact of increased interest rates, the impact of regulatory rulings or changes, outcomes of pending litigation, prospective legislation affecting the oil and gas industry, environmental regulations, mark-to-market values, the actual or anticipated future drop in worldwide oil demand due to the COVID-19 coronavirus, competition, rates of return, estimated costs, changes in costs, future capital expenditures and overall economics, worldwide economic conditions, the likelihood and extent of an economic slowdown, and other variables surrounding operations and future plans.  Such forward-looking statements generally are accompanied by words such as “plan,” “estimate,” “expect,” “predict,” “forecast,” “to our knowledge,” “anticipate,” “projected,” “preliminary,” “should,” “assume,” “believe,” “may” or other words that convey, or are intended to convey, the uncertainty of future events or outcomes.  Such forward-looking information is based upon management’s current plans, expectations, estimates, and assumptions and is subject to a number of risks and uncertainties that could significantly and adversely affect current plans, anticipated actions, the timing of such actions and our financial condition and results of operations.  As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by us or on our behalf.  Among the factors that could cause actual results to differ materially are fluctuations in worldwide oil prices or in U.S. oil prices and consequently in the prices received or demand for our oil and natural gas; evolving political and military tensions in the Middle East; decisions as to production levels and/or pricing by OPEC or production levels by U.S. shale producers in future periods; levels of future capital expenditures; trade disputes and resulting tariffs or international economic sanctions; effects and maturity dates of our indebtedness; success of our risk management techniques; accuracy of our cost estimates; access to and terms of credit in the commercial banking or other debt markets; fluctuations in the prices of goods and services; the uncertainty of drilling results and reserve estimates; operating hazards and remediation costs; disruption of operations and damages from well incidents, hurricanes, tropical storms, forest fires, or other natural occurrences; acquisition risks; requirements for capital or its availability; conditions in the worldwide financial, trade and credit markets; general economic conditions; competition; government regulations, including changes in tax or environmental laws or regulations; and unexpected delays, as well as the risks and uncertainties inherent in oil and gas drilling and production activities or that are otherwise discussed in this annual report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in our other public reports, filings and public statements.

Denbury Resources Inc.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is set forth under Market Risk Management in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Information

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Denbury Resources Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Denbury Resources Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The Impact of Proved Oil and Natural Gas Reserves on Net Proved Oil and Natural Gas Properties

The Company’s net properties and equipment balance was $4.4 billion as of December 31, 2019, and depreciation, depletion and amortization (DD&A) expense for the year ended December 31, 2019 was $234 million, both of which include proved oil and natural gas properties. As described in Note 1, the Company follows the full cost method of accounting, under which capitalized costs, including production equipment and future development costs, are depleted or depreciated using the unit-of-production method based on proved oil and natural gas reserves as determined by independent petroleum engineers (management’s specialists). As disclosed by management, on a quarterly basis, management performs a full cost ceiling impairment test on proved oil and natural gas properties. In 2019, the Company did not have any ceiling test impairments on its proved oil and natural gas properties. Under the ceiling test, the net capitalized costs of oil and natural gas properties are limited to the lower of unamortized cost or the cost center ceiling. The cost center ceiling is defined as (1) the present value of estimated future net revenues from proved oil and natural gas reserves before future abandonment costs (discounted at 10%), based on the average first-day-of-the-month oil and natural gas price for each month during a 12-month rolling period prior to the end of a particular reporting period; plus (2) the cost of properties not being amortized; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) related income tax effects. Estimating quantities of proved oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various assumptions, including future production rates, production costs, severance and excise taxes, capital expenditures and workover and remedial costs, and the assumed effect of governmental rules and regulations.

The principal considerations for our determination that performing procedures relating to the impact of proved oil and natural gas reserves on net proved oil and natural gas properties is a critical audit matter are there was significant judgment by management, including the use of specialists, when developing the estimates of proved oil and natural gas reserves. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the significant assumptions used in developing those estimates of proved oil and natural gas reserves, including future production rates and capital expenditures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved oil and natural gas reserves, the full cost ceiling impairment test, and depletion, depreciation and amortization expense. These procedures also included, among others (i) evaluating the significant assumptions used by management in developing the estimates of proved oil and natural gas reserves, including future production rates and capital expenditures, (ii) testing the full cost ceiling impairment test calculation, and (iii) testing the unit-of-production rate used to calculate DD&A expense. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the estimates of proved oil and natural gas reserves. As a basis for using this work, the specialists’ qualifications and objectivity were understood, as well as the methods and assumptions used by the specialists. The procedures performed also included tests of the data used by the specialists and an evaluation of the specialist’s findings. Evaluating the significant assumptions relating to the estimates of proved oil and natural gas reserves also involved obtaining evidence to support the reasonableness of the assumptions, including whether the assumptions used were reasonable considering the past performance of the Company, and whether they were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 26, 2020

We have served as the Company’s auditor since 2004.

Denbury Resources Inc.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$516	$38,560
Accrued production receivable	139,407	125,788
Trade and other receivables, net	18,318	26,970
Derivative assets	11,936	93,080
Other current assets	10,434	11,896
Total current assets	180,611	296,294
Property and equipment
Oil and natural gas properties (using full cost accounting)
Proved properties	11,447,680	11,072,209
Unevaluated properties	872,910	996,700
CO2 properties	1,198,846	1,196,795
Pipelines and plants	2,329,078	2,302,817
Other property and equipment	212,334	250,279
Less accumulated depletion, depreciation, amortization and impairment	(11,688,020)	(11,500,190)
Net property and equipment	4,372,828	4,318,610
Operating lease right-of-use assets	34,099	—
Derivative assets	—	4,195
Other assets	104,329	104,123
Total assets	$4,691,867	$4,723,222
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$183,832	$198,380
Oil and gas production payable	62,869	61,288
Derivative liabilities	8,346	—
Current maturities of long-term debt (including future interest payable of $86,054 and $85,303, respectively – see Note 6)	102,294	105,125
Operating lease liabilities	6,901	—
Total current liabilities	364,242	364,793
Long-term liabilities
Long-term debt, net of current portion (including future interest payable of $78,860 and $164,914, respectively – see Note 6)	2,232,570	2,664,211
Asset retirement obligations	177,108	174,470
Deferred tax liabilities, net	410,230	309,758
Operating lease liabilities	41,932	—
Other liabilities	53,526	68,213
Total long-term liabilities	2,915,366	3,216,652
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 508,065,495 and 462,355,725 shares issued, respectively	508	462
Paid-in capital in excess of par	2,739,099	2,685,211
Accumulated deficit	(1,321,314)	(1,533,112)
Treasury stock, at cost, 1,652,771 and 1,941,749 shares, respectively	(6,034)	(10,784)
Total stockholders’ equity	1,412,259	1,141,777
Total liabilities and stockholders’ equity	$4,691,867	$4,723,222
See accompanying Notes to Consolidated Financial Statements.

Denbury Resources Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues and other income
Oil, natural gas, and related product sales	$1,212,020	$1,422,589	$1,089,666
CO2 sales and transportation fees	34,142	31,145	26,182
Purchased oil sales	14,198	1,921	3,718
Other income	14,523	17,970	10,220
Total revenues and other income	1,274,883	1,473,625	1,129,786
Expenses
Lease operating expenses	477,220	489,720	447,799
Transportation and marketing expenses	41,810	43,942	44,064
CO2 discovery and operating expenses	2,922	2,816	3,099
Taxes other than income	93,752	104,670	87,207
Purchased oil expenses	14,124	1,676	3,304
General and administrative expenses	83,029	71,495	101,806
Interest, net of amounts capitalized of $36,671, $37,079 and $30,762, respectively	81,632	69,688	99,263
Depletion, depreciation, and amortization	233,816	216,449	207,713
Commodity derivatives expense (income)	70,078	(21,087)	77,576
Gain on debt extinguishment	(155,998)	—	—
Other expenses	11,187	84,325	11,455
Total expenses	953,572	1,063,694	1,083,286
Income before income taxes	321,311	409,931	46,500
Income tax provision (benefit)	104,352	87,233	(116,652)
Net income	$216,959	$322,698	$163,152

Net income per common share
Basic	$0.47	$0.75	$0.42
Diluted	$0.45	$0.71	$0.41

Weighted average common shares outstanding
Basic	459,524	432,483	390,928
Diluted	510,341	456,169	395,921
See accompanying Notes to Consolidated Financial Statements.

Denbury Resources Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$216,959	$322,698	$163,152
Adjustments to reconcile net income to cash flows from operating activities
Depletion, depreciation, and amortization	233,816	216,449	207,713
Deferred income taxes	100,471	103,234	(95,779)
Stock-based compensation	12,470	11,951	15,154
Commodity derivatives expense (income)	70,078	(21,087)	77,576
Receipt (payment) on settlements of commodity derivatives	23,606	(175,248)	(47,795)
Gain on debt extinguishment	(155,998)	—	—
Debt issuance costs and discounts	12,303	6,246	6,191
Other, net	(8,596)	(4,725)	3,112
Changes in assets and liabilities, net of effects from acquisitions
Accrued production receivable	(13,619)	20,547	(21,398)
Trade and other receivables	9,379	16,094	(4,421)
Other current and long-term assets	7,629	(6,827)	(1,722)
Accounts payable and accrued liabilities	(3,275)	13,008	(24,710)
Oil and natural gas production payable	2,170	(15,300)	(3,997)
Other liabilities	(13,250)	42,645	(5,933)
Net cash provided by operating activities	494,143	529,685	267,143

Cash flows from investing activities
Oil and natural gas capital expenditures	(262,005)	(316,647)	(262,867)
Acquisitions of oil and natural gas properties	(79)	(541)	(88,886)
CO2 capital expenditures	(3,154)	(5,878)	(2,159)
Pipelines and plants capital expenditures	(27,319)	(23,108)	(2,540)
Net proceeds from sales of oil and natural gas properties and equipment	10,196	7,762	1,696
Other	12,669	5,136	(2,058)
Net cash used in investing activities	(269,692)	(333,276)	(356,814)

Cash flows from financing activities
Bank repayments	(925,791)	(1,982,653)	(1,589,000)
Bank borrowings	925,791	1,507,653	1,763,000
Interest payments treated as a reduction of debt	(85,303)	(79,606)	(50,349)
Proceeds from issuance of senior secured notes	—	450,000	—
Cash paid in conjunction with debt exchange	(136,427)	—	—
Repayment or repurchases of senior subordinated notes	—	—	(2,503)
Costs of debt financing	(11,065)	(16,060)	(6,289)
Pipeline financing and capital lease debt repayments	(13,908)	(23,300)	(27,462)
Other	348	(13,486)	1,216
Net cash provided by (used in) financing activities	(246,355)	(157,452)	88,613
Net increase (decrease) in cash, cash equivalents, and restricted cash	(21,904)	38,957	(1,058)
Cash, cash equivalents, and restricted cash at beginning of year	54,949	15,992	17,050
Cash, cash equivalents, and restricted cash at end of year	$33,045	$54,949	$15,992

 See accompanying Notes to Consolidated Financial Statements.

Denbury Resources Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands)

	Common Stock ($.001 Par Value)		Paid-In Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Treasury Stock (at cost)		Total Equity
	Shares	Amount			Shares	Amount
Balance – December 31, 2016	402,334,655	$402	$2,534,670	$(2,018,989)	3,906,877	$(47,635)	$468,448
Issued or purchased pursuant to stock compensation plans	5,201,854	6	(6)	—	—	—	—
Issued pursuant to directors’ compensation plan	12,837	—	—	—	—	—	—
Stock-based compensation	—	—	19,721	—	—	—	19,721
Tax withholding – stock compensation	—	—	—	—	1,550,164	(3,183)	(3,183)
Retirement of treasury stock	(5,000,000)	(5)	(46,557)	—	(5,000,000)	46,562	—
Dividends adjustments	—	—	—	27	—	—	27
Net income	—	—	—	163,152	—	—	163,152
Balance – December 31, 2017	402,549,346	403	2,507,828	(1,855,810)	457,041	(4,256)	648,165
Issued or purchased pursuant to stock compensation plans	4,556,424	4	(4)	—	—	—	—
Issued pursuant to notes conversion	55,249,955	55	161,949	—	—	—	162,004
Stock-based compensation	—	—	15,438	—	—	—	15,438
Tax withholding – stock compensation	—	—	—	—	1,484,708	(6,528)	(6,528)
Net income	—	—	—	322,698	—	—	322,698
Balance – December 31, 2018	462,355,725	462	2,685,211	(1,533,112)	1,941,749	(10,784)	1,141,777
Issued or purchased pursuant to stock compensation plans	9,315,016	9	(9)	—	—	—	—
Issued pursuant to directors’ compensation plan	97,537	—	—	—	—	—	—
Issued pursuant to senior subordinated notes exchanges	36,297,217	37	37,409	(5,161)	(1,990,000)	7,270	39,555
Stock-based compensation	—	—	16,488	—	—	—	16,488
Tax withholding – stock compensation	—	—	—	—	1,701,022	(2,520)	(2,520)
Net income	—	—	—	216,959	—	—	216,959
Balance – December 31, 2019	508,065,495	$508	$2,739,099	$(1,321,314)	1,652,771	$(6,034)	$1,412,259

 See accompanying Notes to Consolidated Financial Statements.

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. On the Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, “Purchased oil sales” is a new line item and includes sales related to purchases of oil from third-parties, which were reclassified from “Other income,” “Purchased oil expenses” is a new line item and includes expenses related to purchases of oil from third-parties, which were reclassified from “Marketing and plant operating expenses” used in prior reports, and “Transportation and marketing expenses” is a new line item, previously captioned “Marketing and plant operating expenses,” but adjusted to exclude both expenses related to plant operating expenses, which were reclassified to “Other expenses,” and also purchases of oil from third parties. Such reclassifications had no impact on our reported total revenues, expenses, net income, current assets, total assets, current liabilities, total liabilities or stockholders’ equity.

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments to be cash equivalents if they have maturities of three months or less at the date of purchase. The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported within the Consolidated Balance Sheets to “Cash, cash equivalents, and restricted cash at end of year” as reported within the Consolidated Statements of Cash Flows:

	December 31,
In thousands	2019	2018
Cash and cash equivalents	$516	$38,560
Restricted cash included in other assets	32,529	16,389
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$33,045	$54,949

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

Under full cost accounting, we may exclude certain unevaluated costs from the amortization base pending determination of whether proved reserves can be assigned to such properties.  The costs classified as unevaluated are transferred to the full cost amortization base as the properties are developed, tested and evaluated. At least annually, we test these assets for impairment based on an evaluation of management’s expectations of future pricing, evaluation of lease expiration terms, and planned project development activities. As a result of this analysis, we recognized impairments of our unevaluated costs totaling $18.2 million and $21.4 million during the years ended December 31, 2019 and 2017, respectively, whereby these costs were transferred to the full cost amortization base. We did not record any impairments of our unevaluated costs during the year ended December 31, 2018.

Write-Down of Oil and Natural Gas Properties.  The net capitalized costs of oil and natural gas properties are limited to the lower of unamortized cost or the cost center ceiling.  The cost center ceiling is defined as (1) the present value of estimated future net revenues from proved oil and natural gas reserves before future abandonment costs (discounted at 10%), based on the average first-day-of-the-month oil and natural gas price for each month during a 12-month rolling period prior to the end of a particular reporting period; plus (2) the cost of properties not being amortized; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) related income tax effects.  Our future net revenues from proved oil and natural gas reserves are not reduced for development costs related to the cost of drilling for and developing CO2 reserves nor those related to the cost of constructing CO2 pipelines, as we do not have to incur additional costs to develop the proved oil and natural gas reserves.  Therefore, we include in the ceiling test, as a reduction of future net revenues, that portion of our capitalized CO2 costs related to CO2 reserves and CO2 pipelines that we estimate will be consumed in the process of producing

Denbury Resources Inc.
Notes to Consolidated Financial Statements

our proved oil and natural gas reserves.  The fair value of our oil and natural gas derivative contracts is not included in the ceiling test, as we do not designate these contracts as hedge instruments for accounting purposes.  The cost center ceiling test is prepared quarterly. We did not record any ceiling test write-downs during 2017, 2018 or 2019.

Joint Interest Operations.  Substantially all of our oil and natural gas exploration and production activities are conducted jointly with others.  These financial statements reflect only our proportionate interest in such activities, and any amounts due from other partners are included in trade receivables.

Tertiary Injection Costs.  Our tertiary operations are conducted in reservoirs that have already produced significant amounts of oil over many years; however, in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for recording proved reserves, we cannot recognize proved reserves associated with enhanced recovery techniques, such as CO2 injection, until we can demonstrate production resulting from the tertiary process or unless the field is analogous to an existing flood.

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

Pipelines and Plants

CO2 used in our tertiary floods is transported to our fields through CO2 pipelines.  Costs of CO2 pipelines under construction are not depreciated until the pipelines are placed into service.  Pipelines are depreciated on a straight-line basis over their estimated useful lives, which range from 20 to 50 years. Capitalized costs include $117.6 million of CO2 pipelines as of December 31, 2019, that were either under construction or had not been placed into service and therefore, were not subject to depreciation during 2019.

Property and Equipment – Other

Other property and equipment, which includes furniture and fixtures, vehicles, and computer equipment and software, is depreciated principally on a straight-line basis over each asset’s estimated useful life.  Vehicles and furniture and fixtures are generally depreciated over a useful life of five to ten years, and computer equipment and software are generally depreciated over a useful life of three to five years.  Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term.

Maintenance and repair costs that do not extend the useful life of the property or equipment are charged to expense as incurred.

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Intangible Assets

Our intangible assets subject to amortization primarily consist of amounts assigned in purchase accounting to a CO2 purchase contract with ConocoPhillips to offtake CO2 from the Lost Cabin gas plant in Wyoming and are included in our Consolidated Balance Sheets under the caption “Other assets.” We amortize the CO2 contract intangible asset on a straight-line basis over the contract term. Total amortization expense for our intangible assets was $2.4 million, $2.4 million and $2.4 million during the years ended December 31, 2019, 2018 and 2017. The following table summarizes the carrying value of our intangible assets as of December 31, 2019 and 2018:

	December 31,
In thousands	2019	2018
Intangible asset value	$37,608	$37,848
Accumulated amortization	(15,502)	(13,074)
Net book value	$22,106	$24,774

As of December 31, 2019, our estimated amortization expense for our intangible assets subject to amortization over the next five years is as follows:

In thousands
2020	$2,420
2021	2,420
2022	2,420
2023	2,420
2024	2,420

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

We perform our long-lived asset impairment test by comparing the net carrying costs of our long-lived asset groups to the respective expected future undiscounted net cash flows that are supported by these long-lived assets which include production of our probable and possible oil and natural gas reserves. If the undiscounted net cash flows are below the net carrying costs for an asset group, we must record an impairment loss by the amount, if any, that net carrying costs exceed the fair value of the long-lived asset group. We did not record an impairment of long-lived assets during the year ended December 31, 2019.

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

Oil and natural gas sales are made on a day-to-day basis or under short-term contracts at the current area market price.  We would not expect the loss of any purchaser to have a material adverse effect upon our operations.  For the year ended December 31, 2019, three purchasers accounted for 10% or more of our oil and natural gas revenues: Plains Marketing LP (32%), Hunt Crude Oil Supply Company (11%) and Sunoco Inc. (11%). For the year ended December 31, 2018, two purchasers accounted for 10% or more of our oil and natural gas revenues: Plains Marketing LP (24%) and Hunt Crude Oil Supply Company (10%). For the year ended December 31, 2017, two purchasers accounted for 10% or more of our oil and natural gas revenues: Plains Marketing LP (22%) and Marathon Petroleum Company (10%).

Other Receivables

During 2018, we recorded a $16.9 million impairment of a loan related to a proposed plant in the Gulf Coast that would potentially supply CO2 to Denbury, due to uncertainties of the project achieving financial close. The impairment was included within “Other expenses” in our Consolidated Statements of Operations for the year ended December 31, 2018.

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

The following table sets forth the reconciliations of net income and weighted average shares used for purposes of calculating basic and diluted net income per common share for the periods indicated:

	Year Ended December 31,
In thousands	2019	2018	2017
Numerator
Net income – basic	$216,959	$322,698	$163,152
Effect of potentially dilutive securities
Interest expensed on convertible senior notes including amortization of discount, net of tax	14,134	539	49
Net income – diluted	$231,093	$323,237	$163,201

Denominator
Weighted average common shares outstanding – basic	459,524	432,483	390,928
Effect of potentially dilutive securities
Restricted stock and performance-based equity awards	2,396	6,500	2,242
Convertible senior notes(1)	48,421	17,186	2,751
Weighted average common shares outstanding – diluted	510,341	456,169	395,921

(1)
For the year ended December 31, 2019, shares shown under “convertible senior notes” represent the prorated portion of the approximately 90.9 million shares of the Company’s common stock issuable upon full conversion of our convertible senior notes which were issued on June 19, 2019 (see Note 6, Long-Term Debt – 2019 Debt Reduction Transactions).

Basic weighted average common shares exclude shares of nonvested restricted stock. As these restricted shares vest, they will be included in the shares outstanding used to calculate basic net income per common share (although time-vesting restricted stock is issued and outstanding upon grant).  For purposes of calculating diluted weighted average common shares, the nonvested restricted stock and performance-based equity awards are included in the computation using the treasury stock method, with the deemed proceeds equal to the average unrecognized compensation during the period, and for the shares underlying the convertible senior notes as if the convertible senior notes were converted at the earliest date outstanding during the respective periods. In April and May 2018, all of the then outstanding 3½% Convertible Senior Notes due 2024 and 5% Convertible Senior Notes due 2023 (the “2023 Convertible Senior Notes”) converted into shares of Denbury common stock, resulting in the issuance of 55.2 million shares of our common stock upon conversion. These shares have been included in basic weighted average common shares outstanding beginning on the date of conversion. See Note 6, Long-Term Debt, for further discussion.

The following securities could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net income per share, as their effect would have been antidilutive:

	Year Ended December 31,
In thousands	2019	2018	2017
Stock appreciation rights	2,027	2,743	4,512
Restricted stock and performance-based equity awards	5,505	1,234	5,645

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

Recent Accounting Pronouncements

Recently Adopted

Leases. Effective January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”), and ASU 2018-01, Leases (Topic 842) – Land Easement Practical Expedient for Transition to Topic 842, using the modified retrospective method with an application date of January 1, 2019. ASU 2016-02 does not apply to mineral leases or leases that convey the right to explore for or use the land on which oil, natural gas, and similar natural resources are contained. We elected the practical expedients provided in the new ASUs that allow historical lease classification of existing leases, allow lease and non-lease components to be combined, and carry forward our accounting treatment for existing land easement agreements. The adoption of the new standards resulted in the recognition of $39.1 million of lease right-of-use assets and $55.8 million of operating lease liabilities ($16.7 million of which related to previously-existing lease obligations) as of January 1, 2019, in our Consolidated Balance Sheets, but did not materially impact our results of operations and had no impact on our cash flows. The additional lease right-of-use assets and operating lease liabilities recorded on our balance sheet primarily related to our leases for office space, as the accounting for our financing leases and pipeline financings was relatively unchanged.

Not Yet Adopted

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires the use of a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. Entities must adopt the amendment using a modified retrospective approach to the first reporting period in which the guidance is effective. We intend to adopt the standard using a modified retrospective approach with an application date of January 1, 2020. The adoption of ASU 2016-13 is not expected to have a material effect on our consolidated financial statements.

Fair Value Measurement.  In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”).  ASU 2018-13 adds, modifies, or removes certain disclosure requirements for recurring and nonrecurring fair value measurements based on the FASB’s consideration of costs and benefits. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. Entities must adopt the amendments on changes in unrealized gains and losses for Level 3 fair value measurements, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty prospectively, and all other amendments should be applied retrospectively to all periods presented. We plan to adopt the standard with an application date of January 1, 2020. The adoption of ASU 2018-13 is not expected to have a material effect on our consolidated financial statements but may require enhanced footnote disclosures.

Note 2. Revenue Recognition

We record revenue in accordance with FASC Topic 606, Revenue from Contracts with Customers. The core principle of FASC Topic 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount of consideration that it expects to be entitled to receive for those goods or services. This principle is achieved through applying a five-step process for customer contract revenue recognition:

Denbury Resources Inc.
Notes to Consolidated Financial Statements

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

•Recognize revenue when, or as, we satisfy a performance obligation – Once we have delivered the volume of commodity to the delivery point and the customer takes delivery and possession, we are entitled to payment and we invoice the customer for such delivered production. Payment under most oil and CO2 contracts is made within a month following product delivery and for natural gas and NGL contracts is generally made within two months following delivery. Timing of revenue recognition may differ from the timing of invoicing to customers; however, as the right to consideration after delivery is unconditional based on only the passage of time before payment of the consideration is due, upon delivery we record a receivable in “Accrued production receivable” in our Consolidated Balance Sheets, which was $139.4 million and $125.8 million as of December 31, 2019 and December 31, 2018, respectively.

In addition to revenues from oil and natural gas sales contracts and CO2 sales and transportation contracts, the Company enters into purchase transactions with third parties and separate sale transactions with third parties in the Gulf Coast region. Revenues and expenses from these transactions are presented on a gross basis, as we act as a principal in the transaction by assuming control of the commodities purchased and the responsibility to deliver the commodities sold. Revenue is recognized when control transfers to the purchaser at the delivery point based on the price received from the purchaser.

Disaggregation of Revenue

The following table summarizes our revenues by product type for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
In thousands	2019	2018	2017
Oil sales	$1,205,083	$1,412,358	$1,079,703
Natural gas sales	6,937	10,231	9,963
CO2 sales and transportation fees	34,142	31,145	26,182
Purchased oil sales	14,198	1,921	3,718
Total revenues	$1,260,360	$1,455,655	$1,119,566

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Note 3. Leases

We evaluate contracts for leasing arrangements at inception. We lease office space, equipment, and vehicles that have non-cancelable lease terms. Currently, our outstanding leases have remaining terms up to 6 years, with certain land leases having remaining terms up to 50 years.  Leases with a term of 12 months or less are not recorded on our balance sheet. During the third quarter of 2019, we exercised the early buyout option on our remaining finance leases. The table below reflects our operating lease right-of-use assets and operating lease liabilities, which primarily consists of our office leases:

December 31,
In thousands	2019
Operating leases
Operating lease right-of-use assets	$34,099

Operating lease liabilities - current	$6,901
Operating lease liabilities - long-term	41,932
Total operating lease liabilities	$48,833

The majority of our leases contain renewal options, typically exercisable at our sole discretion. We record right-of-use assets and liabilities based on the present value of lease payments over the initial lease term, unless the option to extend the lease is reasonably certain, and utilize our incremental borrowing rate based on information available at the lease commencement date. The following weighted average remaining lease terms and discount rates related to our outstanding operating leases:

December 31,
2019
Weighted average remaining lease term	5.7 years
Weighted average discount rate	6.7%

Lease costs for operating leases or leases with a term of 12 months or less are recognized on a straight-line basis over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset are recognized separately, with the depreciable life reflective of the expected lease term. We have subleased part of the office space included in our operating leases. We expect to receive a total of approximately $10.4 million for 2020 through 2025 under our sublease agreements. The following table summarizes the components of lease costs and sublease income:

		Year Ended
In thousands	Income Statement	December 31, 2019
Operating lease cost	General and administrative expenses	$8,924
	Lease operating expenses	58
	CO2 discovery and operating expenses	5
		$8,987
Finance lease cost
Amortization of right-of-use assets	Depletion, depreciation, and amortization	$1,188
Interest on lease liabilities	Interest expense	40
Total finance lease cost		$1,228

Sublease income	General and administrative expenses	$4,127

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Our statement of cash flows included the following activity related to our operating and finance leases:

Year Ended
In thousands	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,995
Operating cash flows from interest on finance leases	40
Financing cash flows from finance leases	1,275

Right-of-use assets obtained in exchange for lease obligations
Operating leases	415
Finance leases	—

The following table summarizes by year the maturities of our minimum lease payments as of December 31, 2019, but excludes future sublease receipts associated with sublease contracts we have for a portion of these operating leases:

Operating
In thousands	Leases
2020	$9,934
2021	10,056
2022	10,259
2023	10,300
2024	10,317
Thereafter	8,287
Total minimum lease payments	59,153
Less: Amount representing interest	(10,320)
Present value of minimum lease payments	$48,833

The following table summarizes by year the remaining non-cancelable future payments under our leases, as accounted for under previous accounting guidance under FASC Topic 840, Leases, as of December 31, 2018:

Operating
In thousands	Leases
2019	$10,690
2020	9,776
2021	10,007
2022	10,223
2023	10,262
Thereafter	18,169
Total minimum lease payments	$69,127

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Note 4. Asset Retirement Obligations

The following table summarizes the changes in our asset retirement obligations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
In thousands	2019	2018
Beginning asset retirement obligations	$176,585	$166,310
Liabilities incurred and assumed during period	4,354	2,201
Revisions in estimated retirement obligations	9,206	2,298
Liabilities settled and sold during period	(24,342)	(9,481)
Accretion expense	15,957	15,257
Ending asset retirement obligations	181,760	176,585
Less: current asset retirement obligations(1)	(4,652)	(2,115)
Long-term asset retirement obligations	$177,108	$174,470

(1)	Included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets.

Liabilities assumed relate to minor acquisitions, with liabilities incurred generally relating to wells and facilities.

We have escrow accounts that are legally restricted for certain of our asset retirement obligations.  The balances of these escrow accounts were $53.4 million and $42.1 million as of December 31, 2019 and 2018, respectively.  These balances are primarily invested in U.S. Treasury bonds, recorded at amortized cost, and money market accounts, which investments are included in “Other assets” in our Consolidated Balance Sheets.  A portion of these investments are included in cash, cash equivalents, and restricted cash balances on our Consolidated Statements of Cash Flows (see Note 1, Nature of Operations and Summary of Significant Accounting Policies – Cash, Cash Equivalents, and Restricted Cash). The carrying value of these investments approximates their estimated fair market value as of December 31, 2019 and 2018.

Note 5. Unevaluated Property

A summary of the unevaluated property costs excluded from oil and natural gas properties being amortized at December 31, 2019, and the year in which the costs were incurred follows:

	December 31, 2019
	Costs Incurred During:
In thousands	2019	2018	2017	2016 and Prior	Total
Property acquisition costs	$—	$—	$8,527	$572,930	$581,457
Exploration and development	3,522	1,862	3,175	108,268	116,827
Capitalized interest	31,489	27,013	23,134	92,990	174,626
Total	$35,011	$28,875	$34,836	$774,188	$872,910

Our property acquisition costs for 2016 and prior were primarily related to the fair value allocated to the purchase of interests in the Cedar Creek Anticline (“CCA”) and Hartzog Draw, as well as CO2 tertiary potential at Conroe Field. Exploration and development costs shown as unevaluated properties are primarily associated with our tertiary oil fields that are under development but did not have proved reserves at December 31, 2019.  The most significant development costs incurred during each period relate to development in preparation for the CO2 floods at Webster, Conroe, and CCA fields. We have not yet recognized proved tertiary reserves in these fields.

Costs are transferred into the amortization base on an ongoing basis as projects are evaluated and proved reserves established or impairment determined.  We review the excluded properties for impairment at least annually.  We currently estimate that evaluation of the majority of these properties and the inclusion of their costs in the amortization base is expected to be completed

Denbury Resources Inc.
Notes to Consolidated Financial Statements

within five to ten years.  Until we are able to determine whether there are any proved reserves attributable to the above costs, we are not able to assess the future impact on the amortization rate of the full cost pool.

Note 6. Long-Term Debt

The table below reflects long-term debt and capital lease obligations outstanding as of December 31, 2019 and 2018:

	December 31,
In thousands	2019	2018
Senior Secured Bank Credit Agreement	$—	$—
9% Senior Secured Second Lien Notes due 2021	614,919	614,919
9¼% Senior Secured Second Lien Notes due 2022	455,668	455,668
7¾% Senior Secured Second Lien Notes due 2024	531,821	—
7½% Senior Secured Second Lien Notes due 2024	20,641	450,000
6⅜% Convertible Senior Notes due 2024	245,548	—
6⅜% Senior Subordinated Notes due 2021	51,304	203,545
5½% Senior Subordinated Notes due 2022	58,426	314,662
4⅝% Senior Subordinated Notes due 2023	135,960	307,978
Pipeline financings	167,439	180,073
Capital lease obligations	—	5,362
Total debt principal balance	2,281,726	2,532,207
Debt discount(1)	(101,767)	—
Future interest payable(2)	164,914	250,218
Debt issuance costs	(10,009)	(13,089)
Total debt, net of debt issuance costs and discount	2,334,864	2,769,336
Less: current maturities of long-term debt(3)	(102,294)	(105,125)
Long-term debt and capital lease obligations	$2,232,570	$2,664,211

(1)
Consists of discounts related to the issuance during June 2019 of our new 7¾% Senior Secured Second Lien Notes due 2024 (the “7¾% Senior Secured Notes”) and new 6⅜% Convertible Senior Notes due 2024 (the “2024 Convertible Senior Notes”) of $27.0 million and $74.8 million, respectively (see 2019 Debt Reduction Transactions below) as of December 31, 2019.

(2)
Future interest payable represents most of the interest due over the terms of our 9% Senior Secured Second Lien Notes due 2021 (the “2021 Senior Secured Notes”) and 9¼% Senior Secured Second Lien Notes due 2022 (the “2022 Senior Secured Notes”) and has been accounted for as debt in accordance with FASC 470-60, Troubled Debt Restructuring by Debtors.

(3)
Our current maturities of long-term debt as of December 31, 2019 include $86.1 million of future interest payable related to the 2021 Senior Secured Notes and 2022 Senior Secured Notes that is due within the next twelve months.

The ultimate parent company in our corporate structure, Denbury Resources Inc. (“DRI”), is the sole issuer of all our outstanding senior secured, convertible senior, and senior subordinated notes.  DRI has no independent assets or operations.  Each of the subsidiary guarantors of such notes is 100% owned, directly or indirectly, by DRI, and the guarantees of the notes are full and unconditional and joint and several; any subsidiaries of DRI that are not subsidiary guarantors of such notes are minor subsidiaries.

Senior Secured Bank Credit Facility

In December 2014, we entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders party thereto (as amended, the “Bank Credit Agreement”). The Bank Credit Agreement is a senior secured revolving credit facility with a maturity date of December 9, 2021, provided that the maturity date may occur earlier (February 12, 2021, May 14, 2021 or August 13, 2021) if the 2021 Senior Secured Notes due in May 2021 or 6⅜% Senior Subordinated Notes due in August 2021 (the “2021 Senior Subordinated Notes”), respectively, are not repaid or refinanced by each of their respective maturity dates. As of December 31, 2019, the borrowing base and lender commitments for the revolving credit facility were $615 million, and scheduled redeterminations of the borrowing base are to occur semiannually in May and

Denbury Resources Inc.
Notes to Consolidated Financial Statements

November of each year, with the next such redetermination being scheduled for May 2020. If our outstanding debt under the Bank Credit Agreement were to ever exceed the borrowing base, we would be required to repay the excess amount over a period not to exceed six months. Under the Bank Credit Agreement, letters of credit are available in an aggregate amount not to exceed $100 million, which may be increased at the sole discretion of the administrative agent, and short-term swingline loans are available in an aggregate amount not to exceed $25 million, each subject to the available commitments under the Bank Credit Agreement. The Bank Credit Agreement is guaranteed jointly and severally by each subsidiary of DRI that is 100% owned, directly or indirectly, by DRI and is secured by (1) a significant portion of our proved oil and natural gas properties held through DRI’s restricted subsidiaries; (2) the pledge of equity interests of such subsidiaries; (3) a pledge of commodity derivative agreements of DRI and such subsidiaries (as applicable); and (4) a pledge of deposit accounts, securities accounts and commodity accounts of DRI and such subsidiaries (as applicable).

The Bank Credit Agreement limits our ability to, among other things, incur and repay indebtedness; grant liens; engage in certain mergers, consolidations, liquidations and dissolutions; engage in sales of assets; make acquisitions and investments; make distributions and dividends; and enter into commodity derivative agreements, in each case subject to customary exceptions.

The Bank Credit Agreement contains certain financial performance covenants through the maturity of the facility, including the following:

•	A Consolidated Total Debt to Consolidated EBITDAX financial maintenance covenant, with such ratio not to exceed 5.25 to 1.0 through December 31, 2020 and 4.50 to 1.0 thereafter;

•
A consolidated senior secured debt to consolidated EBITDAX covenant, with such ratio not to exceed 2.5 to 1.0. Only debt under our Bank Credit Agreement is considered consolidated senior secured debt for purposes of this ratio;

•	A minimum permitted ratio of consolidated EBITDAX to consolidated interest charges of 1.25 to 1.0; and

•	A requirement to maintain a current ratio (i.e., Consolidated Current Assets to Consolidated Current Liabilities) of 1.0 to 1.0.

For purposes of computing the current ratio per the Bank Credit Agreement, Consolidated Current Assets exclude the current portion of derivative assets but include borrowing base availability under the senior secured bank credit facility, and Consolidated Current Liabilities exclude the current portion of derivative liabilities as well as the current portions of long-term indebtedness outstanding.

As of December 31, 2019, (1) loans under the Bank Credit Agreement were subject to varying rates of interest based on either (a) for ABR Loans, a base rate determined under the Bank Credit Agreement (the “ABR”) plus an applicable margin ranging from 1.75% to 2.75% per annum, or (b) for LIBOR Loans, the LIBOR rate plus an applicable margin ranging from 2.75% to 3.75% per annum (capitalized terms as defined in the Bank Credit Agreement) and (2) the undrawn portion of the aggregate lender commitments under the Bank Credit Agreement was subject to a commitment fee of 0.50%. As of December 31, 2019, we had no outstanding borrowings, $87.2 million of letters of credit outstanding and were in compliance with all debt covenants under the Bank Credit Agreement.

The above description of our Bank Credit Agreement is qualified by the express language and defined terms contained in the Bank Credit Agreement and the amendments thereto, each of which are filed as exhibits to our periodic reports filed with the SEC.

2019 Debt Reduction Transactions

During the third quarter of 2019, we repurchased $11.0 million in aggregate principal amount of our then outstanding 5½% Senior Subordinated Notes due 2022 (the “2022 Senior Subordinated Notes”) in open market transactions for a total purchase price of $5.3 million, excluding accrued interest. Additionally, during the fourth quarter of 2019, we repurchased principally through exchanges an additional $25.3 million in aggregate principal amount of our then outstanding 2022 Senior Subordinated Notes and $75.7 million in aggregate principal amount of our then outstanding 4⅝% Senior Subordinated Notes due 2023 (the “2023 Senior Subordinated Notes”) for $11.2 million in cash and issuance of 38.3 million shares of the Company’s common stock. In connection with these transactions, we recognized a $55.5 million gain on debt extinguishment, net of unamortized debt issuance costs written off, during the year ended December 31, 2019, in our Consolidated Statements of Operations.

During June 2019, in a series of debt exchanges, we extended the maturities of our outstanding long-term debt and reduced the amount of our outstanding debt principal. As part of these transactions, holders exchanged a total of $468.4 million aggregate

Denbury Resources Inc.
Notes to Consolidated Financial Statements

principal amount of our then outstanding senior subordinated notes for $102.6 million aggregate principal amount of new 7¾% Senior Secured Notes, $245.5 million aggregate principal amount of new 2024 Convertible Senior Notes and $120.0 million of cash. The exchanged senior subordinated notes consisted of $152.2 million aggregate principal amount of our 2021 Senior Subordinated Notes, $219.9 million aggregate principal amount of our 2022 Senior Subordinated Notes and $96.3 million aggregate principal amount of our 2023 Senior Subordinated Notes. In addition, holders also exchanged $425.4 million of 7½% Senior Secured Second Lien Notes due 2024 (the “7½% Senior Secured Notes”) for $425.4 million aggregate principal amount of 7¾% Senior Secured Notes. In July 2019, holders exchanged an additional $4.0 million aggregate principal amount of 7½% Senior Secured Notes for $3.8 million aggregate principal amount of 7¾% Senior Secured Notes. As a result, we recognized a noncash gain on debt extinguishment, net of transaction costs, totaling $100.5 million for the year ended December 31, 2019, in our Consolidated Statements of Operations.

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

January 2018 Senior Subordinated Note Exchanges

During January 2018, we closed transactions to exchange a total of $174.3 million aggregate principal amount of our then existing senior subordinated notes for $74.1 million aggregate principal amount of new 2022 Senior Secured Notes and $59.4 million aggregate principal amount of our previously outstanding 2023 Convertible Senior Notes, resulting in a net reduction in our debt principal from these exchanges of $40.8 million. The exchanged notes consisted of $11.6 million aggregate principal amount of our 2021 Senior Subordinated Notes, $94.2 million aggregate principal amount of our 2022 Senior Subordinated Notes and $68.5 million aggregate principal amount of our 2023 Senior Subordinated Notes. In May 2018, the debt principal balance and future interest applicable to the 2023 Convertible Senior Notes were reclassified to “Paid-in capital in excess of par” and “Common stock” in our Consolidated Balance Sheets following the conversion of the notes into shares of Denbury common stock (see Conversions of 2023 and 2024 Convertible Senior Notes into Common Stock in April and May 2018 below for further discussion).

2017 Senior Subordinated Note Exchanges

During December 2017, we entered into privately negotiated agreements to exchange a total of $609.8 million aggregate principal amount of our existing senior subordinated notes for $381.6 million aggregate principal amount of new 2022 Senior Secured Notes and $84.7 million aggregate principal amount of 3½% Convertible Senior Notes due 2024, resulting in a net reduction in our debt principal from these exchanges of $143.6 million. The exchanged notes consisted of $364.0 million aggregate principal amount of our 2022 Senior Subordinated Notes and $245.8 million aggregate principal amount of our 2023 Senior Subordinated Notes.

Conversions of 2023 and 2024 Convertible Senior Notes into Common Stock in April and May 2018

During the second quarter of 2018, holders of all $59.4 million aggregate principal amount outstanding of our 2023 Convertible Senior Notes and $84.7 million aggregate principal amount outstanding of our 3½% Convertible Senior Notes due 2024 converted their notes into shares of Denbury common stock, at the rates specified in the indentures for these notes, resulting in the issuance of 55.2 million shares of our common stock upon conversion. The debt principal balances and future interest treated as debt applicable to the 2023 Convertible Senior Notes and 3½% Convertible Senior Notes due 2024, totaling $162.0 million, were reclassified to “Paid-in capital in excess of par” and “Common stock” in our Consolidated Balance Sheets upon the conversion of the notes into shares of Denbury common stock. As of April 18, 2018 and May 30, 2018, there were no remaining 3½% Convertible Senior Notes due 2024 and 2023 Convertible Senior Notes outstanding, respectively.

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Senior Secured Second Lien Notes

9% Senior Secured Second Lien Notes due 2021. In May 2016, we issued $614.9 million of 2021 Senior Secured Notes.  The 2021 Senior Secured Notes, which bear interest at a rate of 9% per annum, were issued at par in connection with privately negotiated exchanges with a limited number of holders of existing senior subordinated notes.  The 2021 Senior Secured Notes mature on May 15, 2021, and interest is payable semiannually in arrears on May 15 and November 15 of each year.  At any time prior to December 15, 2020, we may redeem the 2021 Senior Secured Notes in whole or in part at our option, at a redemption price of 104.50% of the principal amount, and at par thereafter, as specified in the indenture. The 2021 Senior Secured Notes are not subject to any sinking fund requirements.

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

9¼% Senior Secured Second Lien Notes due 2022. In December 2017 and January 2018, we issued $381.6 million and $74.1 million, respectively, of 2022 Senior Secured Notes.  The 2022 Senior Secured Notes, which bear interest at a rate of 9.25% per annum, were issued at par in connection with exchanges with a limited number of holders of existing senior subordinated notes (see January 2018 Senior Subordinated Note Exchanges and 2017 Senior Subordinated Note Exchanges above).  The 2022 Senior Secured Notes mature on March 31, 2022, and interest is payable semiannually in arrears on March 31 and September 30 of each year.  We may redeem the 2022 Senior Secured Notes in whole or in part at our option, at a redemption price of 109.25% of the principal amount at any time prior to March 31, 2020, 104.625% of the principal amount prior to March 31, 2021, and at par thereafter. The 2022 Senior Secured Notes are not subject to any sinking fund requirements.

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

7¾% Senior Secured Second Lien Notes due 2024. In June 2019, we issued $528.0 million of 7¾% Senior Secured Notes in connection with exchanges with certain holders of the Company’s outstanding senior subordinated notes and existing 7½% Senior Secured Notes (see 2019 Debt Reduction Transactions above). The 7¾% Senior Secured Notes, which carry a stated interest rate of 7.75% per annum, were recorded at approximately 94% of their principal amount in accordance with FASC 470-50, Modifications and Extinguishments, which equates to an effective yield to maturity of approximately 9.39%. In July 2019, we issued an additional $3.8 million of 7¾% Senior Secured Notes in exchange for $4.0 million of 7½% Senior Secured Notes, which were recorded at par. The 7¾% Senior Secured Notes mature on February 15, 2024, and interest is payable semiannually in arrears on February 15 and August 15 of each year. We may redeem the 7¾% Senior Secured Notes in whole or in part at our option beginning August 15, 2020, at a redemption price of 103.875% of the principal amount, and at declining redemption prices thereafter, as specified in the indenture governing the 7¾% Senior Secured Notes. Prior to August 15, 2020, we may at our option redeem up to an aggregate of 35% of the principal amount of the 7¾% Senior Secured Notes at a price of 107.75% of par with the proceeds of certain equity offerings. In addition, at any time prior to August 15, 2020, we may redeem the 7¾% Senior Secured Notes in whole or in part at a price equal to 100% of the principal amount plus a “make-whole” premium and accrued and unpaid interest. The 7¾% Senior Secured Notes are not subject to any sinking fund requirements.

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

7½% Senior Secured Second Lien Notes due 2024. In August 2018, we issued $450.0 million of 7½% Senior Secured Notes. The 7½% Senior Secured Notes, which bear interest at a rate of 7.50% per annum, were issued at par to repay outstanding borrowings on our Bank Credit Agreement, with additional proceeds used for general corporate purposes. After note exchanges completed in June and July of 2019, $20.6 million principal amount of the 7½% Senior Secured Notes remained outstanding as of December 31, 2019. The 7½% Senior Secured Notes mature on February 15, 2024, and interest is payable semiannually in arrears on February 15 and August 15 of each year. We may redeem the 7½% Senior Secured Notes in whole or in part at our

Denbury Resources Inc.
Notes to Consolidated Financial Statements

option beginning August 15, 2020, at a redemption price of 103.75% of the principal amount, and at declining redemption prices thereafter, as specified in the indenture governing the 7½% Senior Secured Notes. Prior to August 15, 2020, we may at our option redeem up to an aggregate of 35% of the principal amount of the 7½% Senior Secured Notes at a price of 107.50% of par with the proceeds of certain equity offerings. In addition, at any time prior to August 15, 2020, we may redeem the 7½% Senior Secured Notes in whole or in part at a price equal to 100% of the principal amount plus a “make-whole” premium and accrued and unpaid interest. The 7½% Senior Secured Notes are not subject to any sinking fund requirements.

The 7½% Senior Secured Notes are guaranteed jointly and severally by our subsidiaries representing substantially all of our assets, operations and income and are secured by second-priority liens on substantially all of the assets that secure the Bank Credit Agreement, which second-priority liens are contractually subordinated to liens that secure our Bank Credit Agreement and any future additional priority lien debt.

Restrictive Covenants in Indentures for Senior Secured Second Lien Notes. Each of the indentures for the 2021 Senior Secured Notes, 2022 Senior Secured Notes, 7¾% Senior Secured Notes and 7½% Senior Secured Notes contains customary covenants that are generally consistent and that restrict our ability and the ability of our restricted subsidiaries to (1) incur additional debt; (2) make investments; (3) create liens on our assets or the assets of our restricted subsidiaries; (4) create limitations on the ability of our restricted subsidiaries to pay dividends or make other payments to DRI or other restricted subsidiaries; (5) engage in transactions with our affiliates; (6) transfer or sell assets or subsidiary stock; (7) consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries; and (8) make restricted payments (which includes paying dividends on our common stock or redeeming, repurchasing or retiring such stock or subordinated debt (including existing senior subordinated notes)), provided that in certain circumstances we may make unlimited restricted payments so long as we maintain a Leverage Ratio (as defined in the indentures) not to exceed 2.5 to 1.0 (both before and after giving effect to any restricted payment). As of December 31, 2019, we were in compliance with all debt covenants under the indentures related to our senior secured second lien notes.

Convertible Senior Notes

6⅜% Convertible Senior Notes due 2024. In June 2019, we issued $245.5 million of 2024 Convertible Senior Notes in connection with exchanges with certain holders of the Company’s outstanding senior subordinated notes (see 2019 Debt Reduction Transactions above). The 2024 Convertible Senior Notes, which carry a stated interest rate of 6.375% per annum, were recorded at approximately 67% of their principal amount in accordance with FASC 470-50, Modifications and Extinguishments, which equates to an effective yield to maturity of approximately 15.31%. Interest on the 2024 Convertible Senior Notes is payable semiannually in arrears on June 30 and December 30 of each year and mature on December 31, 2024. We do not have the right to redeem the 2024 Convertible Senior Notes prior to their maturity. The 2024 Convertible Senior Notes are convertible into shares of our common stock at any time, at the option of the holders, at a rate of 370 shares of common stock per $1,000 principal amount of 2024 Convertible Senior Notes, which is equivalent to approximately 90.9 million shares of the Company’s common stock, subject to customary adjustments to the conversion rate and threshold price with respect to, among other things, stock dividends and distributions, mergers and reclassifications. The 2024 Convertible Senior Notes will be automatically converted into shares of common stock at this rate if the volume weighted average trading price of the Company’s common stock equals or exceeds the threshold price, which is $2.43 per share, for 10 trading days in any period of 15 consecutive trading days, subject to satisfaction of certain other conditions. Additionally, the Company may, based on a determination of its Board of Directors that such changes are in the best interests of the Company, and subject to certain limitations, increase the conversion rate. Any such conversion rate increase would cause a proportional decrease in the threshold price for mandatory conversions, and thereby would enable the Company to require a mandatory conversion into common stock at a lower price.

Restrictive Covenants in Indentures for Convertible Senior Notes. The indenture for the 2024 Convertible Senior Notes contains certain covenants that restrict our ability and the ability of our restricted subsidiaries to take or permit certain actions, including restrictions on our ability and the ability of our restricted subsidiaries to (1) incur additional debt; (2) make investments; (3) create liens on our assets or the assets of our restricted subsidiaries; (4) create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to DRI or other restricted subsidiaries; (5) engage in transactions with our affiliates; (6) transfer or sell assets or subsidiary stock; (7) consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries; and (8) make restricted payments (which includes paying dividends on our common stock or redeeming, repurchasing or retiring such stock or subordinated debt), provided that in certain circumstances we may make unlimited restricted payments so long as we maintain a Leverage Ratio (both as defined in the indenture) not to exceed 2.5 to 1.0

Denbury Resources Inc.
Notes to Consolidated Financial Statements

(both before and after giving effect to any restricted payment). As of December 31, 2019, we were in compliance with all debt covenants under the indenture related to our convertible senior notes.

Senior Subordinated Notes

6⅜% Senior Subordinated Notes due 2021. In February 2011, we issued $400 million of 2021 Senior Subordinated Notes.  The 2021 Senior Subordinated Notes, which bear interest at a rate of 6.375% per annum, were sold at par. After note repurchases in open market transactions and exchange transactions completed over the last four years, $51.3 million principal amount of the 2021 Senior Subordinated Notes remained outstanding as of December 31, 2019. The 2021 Senior Subordinated Notes mature on August 15, 2021, and interest is payable on February 15 and August 15 of each year.  We may redeem the 2021 Senior Subordinated Notes in whole or in part at our option at a redemption price of 100% of the principal amount.

5½% Senior Subordinated Notes due 2022. In April 2014, we issued $1.25 billion of 2022 Senior Subordinated Notes. The 2022 Senior Subordinated Notes, which bear interest at a rate of 5.5% per annum, were sold at par. After note repurchases in open market transactions and exchange transactions completed over the last four years, $58.4 million principal amount of the 2022 Senior Subordinated Notes remained outstanding as of December 31, 2019. The 2022 Senior Subordinated Notes mature on May 1, 2022, and interest is payable on May 1 and November 1 of each year. At any time prior to May 1, 2020, we may redeem the 2022 Senior Subordinated Notes in whole or in part at our option, at a redemption price of 101.375% of the principal amount, and at par thereafter, as specified in the indenture. The 2022 Senior Subordinated Notes are not subject to any sinking fund requirements.

4⅝% Senior Subordinated Notes due 2023. In February 2013, we issued $1.2 billion of 2023 Senior Subordinated Notes. The 2023 Senior Subordinated Notes, which bear interest at a rate of 4.625% per annum, were sold at par. After note repurchases in open market transactions and exchange transactions completed over the last four years, $136.0 million principal amount of the 2023 Senior Subordinated Notes remained outstanding as of December 31, 2019. The 2023 Senior Subordinated Notes mature on July 15, 2023, and interest is payable on January 15 and July 15 of each year. At any time prior to January 15, 2021, we may redeem the 2023 Senior Subordinated Notes in whole or in part at our option at a redemption price of 100.771% of the principal amount, and at par thereafter, as specified in the indenture. The 2023 Senior Subordinated Notes are not subject to any sinking fund requirements.

Restrictive Covenants in Indentures for Senior Subordinated Notes. Each of the indentures for the 2021 Senior Subordinated Notes, 2022 Senior Subordinated Notes and 2023 Senior Subordinated Notes contains certain covenants that are generally consistent and that restrict our ability and the ability of our restricted subsidiaries to take or permit certain actions, including restrictions on our ability and the ability of our restricted subsidiaries to (1) incur additional debt; (2) make investments; (3) create liens on our assets or the assets of our restricted subsidiaries; (4) create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to DRI or other restricted subsidiaries; (5) engage in transactions with our affiliates; (6) transfer or sell assets or subsidiary stock; (7) consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries; and (8) make restricted payments (which includes paying dividends on our common stock or redeeming, repurchasing or retiring such stock or subordinated debt), provided that the restricted payments covenant in the indentures for the 2022 Senior Subordinated Notes and 2023 Senior Subordinated Notes permits us in certain circumstances to make unlimited restricted payments so long as we maintain a Leverage Ratio (both as defined in the 2022 Senior Subordinated Notes and 2023 Senior Subordinated Notes Indentures) not to exceed 2.5 to 1.0 (both before and after giving effect to any restricted payment), although we will not be able to realize the practical benefit of the restricted payment covenant flexibility in the 2022 Senior Subordinated Notes and 2023 Senior Subordinated Notes Indentures until the 2021 Senior Subordinated Notes have been redeemed or retired. As of December 31, 2019, we were in compliance with all debt covenants under the indentures related to our senior subordinated notes.

Pipeline Financings

In May 2008, we closed two transactions with Genesis Energy, L.P. (“Genesis”) involving two of our pipelines.  The NEJD Pipeline system included a 20-year financing, and the Free State Pipeline included a long-term transportation service agreement.  These transactions are both accounted for as financing arrangements under FASC Topic 840, Leases.

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Debt Issuance Costs

In connection with the issuance of our outstanding long-term debt, we have incurred debt issuance costs, which are being amortized to interest expense using the straight line or effective interest method over the term of each related facility or borrowing.  Remaining unamortized debt issuance costs were $14.0 million and $19.1 million at December 31, 2019 and 2018, respectively.  Issuance costs associated with our Bank Credit Agreement are included in “Other assets” in our Consolidated Balance Sheets, and issuance costs associated with our senior secured second lien notes, convertible senior notes, and senior subordinated notes are included as a reduction of “Long-term debt, net of current portion” in our Consolidated Balance Sheets.

Indebtedness Repayment Schedule

At December 31, 2019, our indebtedness, including our financing lease obligations but excluding future interest payable treated as debt in accordance with FASC 470-60, Troubled Debt Restructuring by Debtors, is payable over the next five years and thereafter as follows (assuming our 2024 Convertible Senior Notes do not convert into shares of our common stock prior to maturity):

In thousands
2020	$15,323
2021	683,562
2022	532,157
2023	155,293
2024	817,297
Thereafter	78,094
Total indebtedness	$2,281,726

Note 7. Income Taxes

Our income tax provision (benefit) is as follows:

	Year Ended December 31,
In thousands	2019	2018	2017
Current income tax expense (benefit)
Federal	$2,645	$(17,885)	$(19,485)
State	1,236	1,884	(1,388)
Total current income tax expense (benefit)	3,881	(16,001)	(20,873)

Deferred income tax expense (benefit)
Federal	89,950	93,395	(113,863)
State	10,521	9,839	18,084
Total deferred income tax expense (benefit)	100,471	103,234	(95,779)
Total income tax expense (benefit)	$104,352	$87,233	$(116,652)

At December 31, 2019, we had no federal net operating loss carryforwards (“NOLs”), tax effected business interest expense carryforward totaling $24.5 million (before provision for valuation allowance), state NOLs and tax credits totaling $52.9 million (before provision for valuation allowance), an estimated $49.9 million of enhanced oil recovery credits to carry forward related to our tertiary operations, an estimated $21.6 million of research and development credits, and $6.0 million of alternative minimum tax credits.  Under the Tax Cut and Jobs Act (“the Act”) enacted in December 2017, all of our alternative minimum tax credits are fully refundable by 2021 and are recorded as a receivable on the balance sheet. We considered our assessment of the recorded tax benefit associated with the impacts of the Act to be substantially complete as of December 31, 2018, which is reflected in the table reconciling income tax expense below. Federal and state regulatory guidance of the Act are continuing to be issued and could result in further tax effects but are not expected to be material to our financial statements. In addition, the Tax Cut and Jobs Act

Denbury Resources Inc.
Notes to Consolidated Financial Statements

revised the rules regarding the deductibility of business interest expense by limiting that deduction to 30% of adjusted taxable income (as defined), with disallowed amounts being carried forward to future taxable years. Based on our evaluation, using information existing as of the balance sheet date, of the near-term ability to utilize the tax benefits associated with our 2019 and 2018 disallowed business interest expense, we have established a valuation allowance of $24.5 million for that portion of our business interest expense that is currently expected to exceed the allowed limitation under the Act. Our business interest expense carryforward does not expire. Our state NOLs expire in various years, starting in 2020, although most do not begin to expire until 2025. Our enhanced oil recovery credits and research and development credits begin to expire in 2025 and 2031, respectively.

Deferred income taxes reflect the available tax carryforwards and the temporary differences based on tax laws and statutory rates in effect at the December 31, 2019 and 2018 balance sheet dates.  As of December 31, 2019, we had $52.7 million of deferred tax assets associated with State of Louisiana, Mississippi and Alabama net operating losses and tax credits. A tax valuation allowance was recorded in 2015 to reduce the carrying value of our Louisiana deferred tax assets as the result of a tax law enacted in the State of Louisiana, which limits a company’s utilization of certain deductions, including our net operating loss carryforwards. As of December 31, 2019, tax valuation allowances totaling $41.3 million were recorded for our State of Louisiana deferred tax assets. Based on losses from falling commodity prices and lower future forecasted income related to our Mississippi deferred tax assets, we concluded it was not more likely than not that the deferred tax assets would be realized. Accordingly, we recorded a valuation allowance against our Mississippi deferred tax assets in 2017. As of December 31, 2019, tax valuation allowances totaling $10.6 million were recorded for our State of Mississippi deferred tax assets. During 2019, we recorded a valuation allowance against our Alabama deferred tax assets totaling $0.8 million. After closing on the sale of our Citronelle Field in 2019, our ability to utilize our Alabama net operating losses will be limited, and we concluded it was not more likely than not that the deferred tax assets would be realized. The valuation allowances will remain until the realization of future deferred tax benefits are more likely than not to become utilized. The changes in our valuation allowance established for our state net operating losses and business interest expense carryforward for 2019, 2018, and 2017 are detailed below:

	Year Ended December 31,
In thousands	2019	2018	2017
Balance at beginning of year	$51,093	$51,134	$36,510
Federal	23,124	—	—
State	2,998	(41)	14,624
Balance at end of year	$77,215	$51,093	$51,134

As of December 31, 2019, we had an unrecognized tax benefit of $5.4 million related to an uncertain tax position.  The unrecognized tax benefit was recorded during 2015 as a direct reduction of the associated deferred tax asset and, if recognized, would not materially affect our annual effective tax rate.  The tax benefit from an uncertain tax position will only be recognized if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position.  We currently do not expect a material change to the uncertain tax position within the next 12 months.  Our policy is to recognize penalties and interest related to uncertain tax positions in income tax expense; however, no such amounts were accrued related to the uncertain tax position as of December 31, 2019.

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Significant components of our deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	December 31,
In thousands	2019	2018
Deferred tax assets
Loss and tax credit carryforwards – state	$52,917	$52,366
Business interest expense carryforward	24,513	9,049
Business credit carryforwards	71,555	79,528
Unrecognized gain and original issue discount on debt exchange	41,556	73,937
Accrued liabilities and other reserves	29,788	25,231
Other	18,725	23,208
Valuation allowances	(77,215)	(51,093)
Total deferred tax assets	161,839	212,226

Deferred tax liabilities
Property and equipment	(569,254)	(492,214)
Derivative contracts	(1,120)	(23,127)
Other	(1,695)	(6,643)
Total deferred tax liabilities	(572,069)	(521,984)
Total net deferred tax liability	$(410,230)	$(309,758)

Our reconciliation of income tax expense computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year Ended December 31,
In thousands	2019	2018	2017
Income tax provision calculated using the federal statutory income tax rate	$67,475	$86,086	$16,275
State income taxes, net of federal income tax benefit	7,435	11,968	2,764
Tax shortfall (windfall) on stock-based compensation deduction	1,912	(1,565)	5,567
Valuation allowance	26,122	(42)	5,562
Enhanced oil recovery tax credits generated	—	(10,818)	(11,307)
Re-measurement of deferreds related to federal tax rate change	—	—	(132,224)
Other	1,408	1,604	(3,289)
Total income tax expense (benefit)	$104,352	$87,233	$(116,652)

We file consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state jurisdictions.  The statutes of limitation for our income tax returns for tax years ending prior to 2016 have lapsed and therefore are not subject to examination by respective taxing authorities. We have not paid any significant interest or penalties associated with our income taxes.

Note 8. Stockholders’ Equity

401(k) Plan

We offer a 401(k) plan to which employees may contribute earnings subject to IRS limitations.  We match 100% of an employee’s contribution, up to 6% of compensation, as defined by the plan, which is vested immediately.  During 2019, 2018 and 2017, our matching contributions to the 401(k) plan were approximately $6.3 million, $6.2 million and $7.1 million, respectively.

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Note 9. Stock Compensation

The Amended and Restated 2004 Omnibus Stock and Incentive Plan, amended and restated as of March 28, 2019 (the “2004 Plan”), is an incentive plan that provides for the issuance of incentive and non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights (“SARs”) settled in stock, and performance-based awards to officers, employees and directors. Since the 2004 Plan’s inception, awards covering a total of 61.4 million shares of common stock have been authorized for issuance pursuant to the 2004 Plan.  As of December 31, 2019, 13.6 million shares were available under the 2004 Plan for future issuance of awards, all of which could be issued in the form of restricted stock or performance-based awards.  Our incentive compensation program is administered by the Compensation Committee of our Board of Directors. The 2004 Plan was last approved by our stockholders in May 2019 and will expire in May 2029.

Stock-based compensation expense is included in “General and administrative expenses” in the Consolidated Statements of Operations.  Stock-based compensation associated with our employees involved in exploration and drilling activities is capitalized as part of “Oil and natural gas properties” in the Consolidated Balance Sheets. Our accounting policy is to account for forfeitures as they occur.

Stock-based compensation costs for the years ended December 31, 2019, 2018 and 2017, are as follows:

	Year Ended December 31,
In thousands	2019	2018	2017
Stock-based compensation expense included in G&A	$12,470	$11,951	$15,154
Stock-based compensation capitalized	4,018	3,487	4,567
Total cost of stock-based compensation arrangements	$16,488	$15,438	$19,721

Income tax benefit recognized for stock-based compensation arrangements	$3,118	$2,988	$5,759

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

The following is a summary of our SAR activity:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,500,885	$10.41
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(519,729)	15.29
Outstanding at December 31, 2019	1,981,156	9.12	1.5	$—

Exercisable at end of period	1,981,156	$9.12	1.5	$—

Denbury Resources Inc.
Notes to Consolidated Financial Statements

The following is a summary of the total intrinsic value of SARs exercised and grant-date fair value of SARs vested:

	Year Ended December 31,
In thousands	2019	2018	2017
Intrinsic value of SARs exercised	$—	$—	$—
Grant-date fair value of SARs vested	—	1,095	1,818

As of December 31, 2018, all SARs vested and there was no remaining compensation cost to be recognized in future periods related to nonvested share-based SAR compensation arrangements. There were no exercises of SARs for the years ended December 31, 2019, 2018 or 2017.

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

As of December 31, 2019, there was $17.4 million of unrecognized compensation expense related to nonvested non-performance-based restricted stock grants.  This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years.  The following is a summary of the total vesting date fair value of non-performance-based restricted stock:

	Year Ended December 31,
In thousands	2019	2018	2017
Fair value of restricted stock vested	$5,743	$23,060	$9,325

A summary of the status of our nonvested non-performance-based restricted stock grants issued, and the changes during the year ended December 31, 2019, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2018	8,990,578	$3.40
Granted	9,630,155	1.15
Vested	(4,612,265)	3.20
Forfeited	(1,601,032)	2.05
Nonvested at December 31, 2019	12,407,436	1.91

Performance-Based Equity Awards

Annually, the Compensation Committee of the Board of Directors grants performance-based equity awards to Denbury’s officers.  Performance-based awards generally vest over 1.25 to 3.25 years for awards granted in 2017 and over 3.25 years for awards granted in 2018 and 2019. The number of performance-based shares earned (and eligible to vest) during the performance period will depend upon: (1) our level of success in achieving specifically identified performance targets (“Performance-Based Operational Awards”) and (2) performance of our stock relative to that of a designated peer group (“Performance-Based TSR Awards”).  Generally, one-half of the maximum number of shares that could be earned under the performance-based awards will be earned for performance at the designated target levels (100% target vesting levels) or upon any earlier change of control, and twice the target number of shares will be earned if the maximum target levels are met (200% of target vesting levels).  With respect to the performance-based equity awards, any amounts earned above the 100% target levels will be payable in cash, rather than in shares of Denbury stock, in order to conserve available shares under the Plan. If performance is below the designated minimum

Denbury Resources Inc.
Notes to Consolidated Financial Statements

levels, no performance-based shares will be earned.  Performance-Based Operational Awards are valued using the fair market value of Denbury stock, and Performance-Based TSR Awards are valued using a Monte Carlo simulation.

As of December 31, 2019, there was $5.7 million of unrecognized compensation expense related to nonvested performance-based equity awards.  This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years.  The range of assumptions used in the Monte Carlo simulation valuation approach for Performance-Based TSR Awards (presented at the target level) are as follows:

	Year Ended December 31,
	2019	2018	2017
Weighted average fair value of Performance-Based TSR Awards granted	$1.95	$2.29	$3.42
Risk-free interest rate	2.27%	2.37%	1.49%
Expected life	3.0 years	3.0 years	3.0 years
Expected volatility	77.2%	102.9%	94.7%
Dividend yield	—%	—%	—%

A summary of the status of the nonvested performance-based equity awards (presented at the target level) during the year ended December 31, 2019, is as follows:

	Performance-Based Operational Awards		Performance-Based TSR Awards
	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2018	857,812	$2.43	3,806,116	$2.71
Granted(1)	980,772	2.13	2,027,660	1.95
Vested(2)	—	—	(1,357,778)	1.78
Forfeited	—	—	—	—
Nonvested at December 31, 2019	1,838,584	2.27	4,475,998	2.65

(1)
Amounts granted reflect the number of performance units granted. The actual payout of the shares may be between 0% and 200%, with any amounts earned above the 100% target levels payable in cash, rather than in shares of Denbury stock, in order to conserve available shares under the Plan.

(2)
During 2019, the service period lapsed on these TSR performance unit awards. The lapsed units earned a weighted average of 100% of target for each vested TSR performance-based award, representing 1,357,778 aggregate shares of common stock issued. There were no vestings related to Operational performance-based awards during 2019.

The following is a summary of the total vesting date fair value of performance-based equity awards:

	Year Ended December 31,
In thousands	2019	2018	2017
Vesting date fair value of Performance-Based Operational Awards	$—	$595	$1,079
Vesting date fair value of Performance-Based TSR Awards	2,783	542	227

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

Denbury Resources Inc.
Notes to Consolidated Financial Statements

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

We manage and control market and counterparty credit risk through established internal control procedures that are reviewed on an ongoing basis. We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures and diversification, and all of our commodity derivative contracts are with parties that are lenders under our Bank Credit Agreement (or affiliates of such lenders). As of December 31, 2019, all of our outstanding derivative contracts were subject to enforceable master netting arrangements whereby payables on those contracts can be offset against receivables from separate derivative contracts with the same counterparty. It is our policy to classify derivative assets and liabilities on a gross basis on our balance sheets, even if the contracts are subject to enforceable master netting arrangements.

The following table summarizes our commodity derivative contracts as of December 31, 2019, none of which are classified as hedging instruments in accordance with the FASC Derivatives and Hedging topic:

Months	Index Price	Volume (Barrels per day)	Contract Prices ($/Bbl)
			Range(1)			Weighted Average Price
						Swap	Sold Put	Floor	Ceiling
Oil Contracts:
2020 Fixed-Price Swaps
Jan – Dec	NYMEX	2,000	$60.00	–	61.00	$60.59	$—	$—	$—
Jan – Dec	Argus LLS	4,500	60.72	–	64.26	62.29	—	—	—
2020 Three-Way Collars(2)
Jan – June	NYMEX	23,000	$55.00	–	82.65	$—	$48.25	$56.95	$62.83
Jan – June	Argus LLS	10,000	58.00	–	87.10	—	52.85	61.52	68.21
July – Dec	NYMEX	21,000	55.00	–	82.65	—	48.26	56.85	62.68
July – Dec	Argus LLS	8,000	58.00	–	87.10	—	52.75	61.08	68.39

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

•
Level 3 – Pricing inputs include significant inputs that are generally less observable.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  As of December 31, 2019, instruments in this category included non-exchange-traded three-way collars that were based on regional pricing other than NYMEX (e.g., Light Louisiana Sweet). The valuation models utilized for costless collars and three-way collars were consistent with the methodologies described above; however, the implied volatilities utilized in the valuation of Level 3 instruments were developed using a benchmark, which was considered a significant unobservable input. An increase or decrease of 100 basis points in the implied volatility inputs utilized in our fair value measurement would result in a change of approximately $300 thousand in the fair value of these instruments as of December 31, 2019.

We adjust the valuations from the valuation model for nonperformance risk, using our estimate of the counterparty’s credit quality for asset positions and our credit quality for liability positions.  We use multiple sources of third-party credit data in determining counterparty nonperformance risk, including credit default swaps.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and 2018:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
In thousands	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2019
Assets
Oil derivative contracts – current	$—	$8,503	$3,433	$11,936
Total Assets	$—	$8,503	$3,433	$11,936

Liabilities
Oil derivative contracts – current	$—	$(6,522)	$(1,824)	$(8,346)
Total Liabilities	$—	$(6,522)	$(1,824)	$(8,346)

December 31, 2018
Assets
Oil derivative contracts – current	$—	$81,621	$11,459	$93,080
Oil derivative contracts – long-term	—	2,030	2,165	4,195
Total Assets	$—	$83,651	$13,624	$97,275

Denbury Resources Inc.
Notes to Consolidated Financial Statements

Since we do not apply hedge accounting for our commodity derivative contracts, any gains and losses on our assets and liabilities are included in “Commodity derivatives expense (income)” in the accompanying Consolidated Statements of Operations.

Level 3 Fair Value Measurements

The following table summarizes the changes in the fair value of our Level 3 assets and liabilities for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
In thousands	2019	2018
Fair value of Level 3 instruments, beginning of year	$13,624	$—
Fair value adjustments on commodity derivatives	(8,205)	13,624
Receipt on settlements of commodity derivatives	(3,810)	—
Fair value of Level 3 instruments, end of year	$1,609	$13,624

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held at the reporting date	$(556)	$13,624

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

	Fair Value at 12/31/2019 (in thousands)	Valuation Technique	Unobservable Input	Volatility Range
Oil derivative contracts	$1,609	Discounted cash flow / Black-Scholes	Volatility of Light Louisiana Sweet for settlement periods beginning after December 31, 2019	12.6% – 34.5%

Other Fair Value Measurements

The carrying value of our loans under our Bank Credit Agreement approximate fair value, as they are subject to short-term floating interest rates that approximate the rates available to us for those periods.  We use a market approach to determine the fair value of our fixed-rate long-term debt using observable market data. The fair values of our senior secured second lien notes, convertible senior notes, and senior subordinated notes are based on quoted market prices, which are considered Level 1 measurements under the fair value hierarchy.  The estimated fair value of the principal amount of our debt as of December 31, 2019 and 2018, excluding pipeline financing and capital lease obligations, was $1,833.1 million and $1,886.1 million, respectively.  We have other financial instruments consisting primarily of cash, cash equivalents, U.S. Treasury notes, short-term receivables and payables that approximate fair value due to the nature of the instrument and the relatively short maturities.

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

Denbury Resources Inc.
Notes to Consolidated Financial Statements

We are party to long-term contracts that require us to deliver CO2 to our industrial CO2 customers at various contracted prices. Based upon the maximum amounts deliverable as stated in the industrial contracts, we estimate that we may be obligated to deliver up to 770 Bcf of CO2 to these customers over the next 15 years. The maximum volume required in any given year is approximately 257 MMcf/d, which we judge to be minor given the size of our Jackson Dome proved CO2 reserves at December 31, 2019, our current production capabilities and our projected levels of CO2 usage for our own tertiary flooding program.

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

Riley Ridge Helium Supply Contract Claim

As part of our 2010 and 2011 acquisitions of the Riley Ridge Unit and associated gas processing facility that was under construction, the Company assumed a 20-year helium supply contract under which we agreed to supply the helium separated from the full well stream by operation of the gas processing facility to a third-party purchaser, APMTG Helium, LLC (“APMTG”).  The helium supply contract provides for the delivery of a minimum contracted quantity of helium, with liquidated damages payable if specified quantities of helium are not supplied in accordance with the terms of the contract. The liquidated damages are capped at an aggregate of $46.0 million over the term of the contract.

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

On March 11, 2019, the trial court entered a final judgment that a force majeure condition did exist, but the Company’s performance was excused by the force majeure provisions of the contract for only a 35-day period in 2014, and as a result the Company should pay APMTG liquidated damages and interest thereon for those time periods from contract commencement to the close of evidence (November 29, 2017). The Company’s position continues to be that its contractual obligations have been and continue to be excused by events that fall within the force majeure provisions of the helium supply contract, so the Company has appealed the trial court’s ruling to the Wyoming Supreme Court. Briefing for the appeal by the Company and APMTG is currently expected to be completed in late May or early June, after which oral arguments will be scheduled and heard prior to the Wyoming Supreme Court entering its judgment on the appeal. The timing and outcome of this appeal process is currently unpredictable, but at this time is anticipated to extend over the next nine to twelve months.

Absent reversal of the trial court’s ruling on appeal, the Company anticipates total liquidated damages would equal the $46.0 million aggregate cap under the helium supply contract plus $5.2 million of associated costs (through December 31, 2019), for a total of $51.2 million, which is included in “Other liabilities” in our Consolidated Balance Sheets as of December 31, 2019, and $49.4 million of which was accrued in the fourth quarter of 2018. The Company currently has a $32.8 million letter of credit posted as security in this case as part of the appeal process.

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

Denbury Resources Inc.
Notes to Consolidated Financial Statements

and interpretations thereof, adjustments could be required as new interpretations and regulations are issued.  In addition, production rates, marketing and environmental matters are subject to regulation by various federal and state agencies.

Note 13. Additional Balance Sheet Details

Trade and Other Receivables, Net

	December 31,
In thousands	2019	2018
Trade accounts receivable, net	$12,630	$11,643
Federal income tax receivable, net	2,987	9,037
Commodity derivative settlement receivables	675	2,390
Other receivables	2,026	3,900
Total	$18,318	$26,970

Note 14. Supplemental Cash Flow Information

Supplemental Cash Flow Information

	Year Ended December 31,
In thousands	2019	2018	2017
Supplemental cash flow information
Cash paid for interest, expensed	$72,842	$50,076	$98,261
Cash paid for interest, capitalized	36,671	37,079	30,762
Cash paid for interest, treated as a reduction of debt	85,303	79,606	50,349
Cash paid for income taxes	2,361	492	450
Cash received from income tax refunds	9,820	8,280	13,323
Noncash investing and financing activities
Increase in asset retirement obligations	13,560	4,499	9,565
Increase (decrease) in liabilities for capital expenditures	(17,740)	14,600	3,930
Conversion of convertible senior notes into common stock	—	162,004	—
Retirement of treasury stock	—	—	46,562

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

We capitalize interest on unevaluated oil and natural gas properties that have ongoing development activities.  Included in costs incurred in the table below is capitalized interest of $34.1 million, $36.5 million and $30.8 million during the years ended December 31, 2019, 2018 and 2017, respectively.  Costs incurred also include new asset retirement obligations established, as well as changes to asset retirement obligations resulting from revisions in cost estimates or abandonment dates.  Asset retirement obligations included in the table below were $15.2 million, $6.8 million and $5.6 million during the years ended December 31, 2019, 2018 and 2017, respectively.  See Note 4, Asset Retirement Obligations, for additional information.

Costs incurred in oil and natural gas activities were as follows:

	Year Ended December 31,
In thousands	2019	2018	2017
Property acquisitions
Proved	$1,542	$2,030	$75,086
Unevaluated	—	—	15,748
Exploration	2,575	1,030	297
Development	259,641	338,203	274,325
Total costs incurred(1)	$263,758	$341,263	$365,456

(1)
Capitalized general and administrative costs that directly relate to exploration and development activities were $39.5 million, $37.2 million and $41.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Denbury Resources Inc.
Unaudited Supplementary Information

Oil and Natural Gas Operating Results

Results of operations from oil and natural gas producing activities, excluding corporate overhead and interest costs, were as follows:

	Year Ended December 31,
In thousands, except per-BOE data	2019	2018	2017
Oil, natural gas, and related product sales	$1,212,020	$1,422,589	$1,089,666
Lease operating expenses	477,220	489,720	447,799
Transportation and marketing expenses	41,810	43,942	44,064
Production and ad valorem taxes	86,820	96,589	79,198
Depletion, depreciation, and amortization	161,400	144,423	134,721
CO2 properties and pipelines depletion and depreciation(1)	53,120	48,792	49,241
Commodity derivatives expense (income)	70,078	(21,087)	77,576
Net operating income	321,572	620,210	257,067
Income tax provision	80,393	155,053	97,685
Results of operations from oil and natural gas producing activities	$241,179	$465,157	$159,382

Depletion, depreciation, and amortization per BOE	$10.10	$8.77	$8.36

(1)	Represents an allocation of the depletion and depreciation of our CO2 properties and pipelines associated with our tertiary oil producing activities.

Oil and Natural Gas Reserves

Net proved oil and natural gas reserve estimates for all years presented were prepared by DeGolyer and MacNaughton, independent petroleum engineers located in Dallas, Texas.  These oil and natural gas reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage.  The reserve estimates represent our net revenue interest in our properties.  See Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves below for a discussion of the effect of the different prices on reserve quantities and values.  Operating costs, production and ad valorem taxes, and future development costs were based on current costs as of December 31, 2019.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures.  The following reserve data represents estimates only and should not be construed as being exact.  Moreover, the present values should not be construed as the current market value of our oil and natural gas reserves or the costs that would be incurred to obtain equivalent reserves.  Estimates of reserves as of year-end 2019, 2018 and 2017 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the applicable fiscal 12-month period.  All of our reserves are located in the United States.

Denbury Resources Inc.
Unaudited Supplementary Information

Estimated Quantities of Proved Reserves

	Year Ended December 31,
	2019			2018			2017
	Oil (MBbl)	Gas (MMcf)	Total (MBOE)	Oil (MBbl)	Gas (MMcf)	Total (MBOE)	Oil (MBbl)	Gas (MMcf)	Total (MBOE)
Balance at beginning of year	255,042	43,008	262,210	252,625	42,721	259,745	247,103	44,315	254,489
Revisions of previous estimates	(6,799)	(15,299)	(9,348)	21,658	6,115	22,677	14,352	2,541	14,775
Improved recovery(1)	977	—	977	2,314	(157)	2,288	1,936	—	1,936
Production	(20,685)	(3,375)	(21,248)	(21,364)	(3,962)	(22,024)	(21,320)	(4,135)	(22,009)
Acquisition of minerals in place	—	—	—	—	—	—	10,554	—	10,554
Sales of minerals in place	(2,402)	—	(2,402)	(191)	(1,709)	(476)	—	—	—
Balance at end of year	226,133	24,334	230,189	255,042	43,008	262,210	252,625	42,721	259,745

Proved Developed Reserves – end of year	202,816	24,333	206,872	222,736	42,912	229,888	222,531	42,435	229,603
Proved Undeveloped Reserves – end of year	23,317	1	23,317	32,306	96	32,322	30,094	286	30,142

(1)
Improved recovery reflects reserve additions that result from the application of secondary recovery methods such as water flooding or tertiary recovery methods such as CO2 flooding.  In order to recognize proved tertiary oil reserves, we must either have an oil production response to CO2 injections or the field must be analogous to an existing tertiary flood. The magnitude of proved reserves that we can book in any given year will depend on our progress with new floods and the timing of the production response.

Revisions of previous estimates during 2019, 2018, and 2017 primarily reflect changes in commodity prices between December 31, 2016 and 2019.

There were no significant additions, excluding acquisitions of minerals in place in 2017, to our oil and natural gas reserves, as the magnitude of proved reserves that we can book in any given year depends on our progress with new floods and the timing of the production response, and we initiated no new floods in 2019, 2018 or 2017. Acquisitions of minerals in place during 2017 were primarily related to our non-operated working interest acquisitions in Salt Creek and West Yellow Creek fields.

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

Denbury Resources Inc.
Unaudited Supplementary Information

	December 31,
	2019	2018	2017
Oil (NYMEX price per Bbl)	$55.69	$65.56	$51.34
Natural Gas (Henry Hub price per MMBtu)	2.58	3.10	2.98

The changes in the Standardized Measure of discounted future net cash flows in the tables that follow were significantly impacted by the movement in first-day-of-the-month average NYMEX oil prices between 2017 and 2019. The weighted-average oil prices we receive relative to NYMEX oil prices (our NYMEX oil price differential) utilized were $0.14 per Bbl below representative NYMEX oil prices as of December 31, 2019, compared to $0.24 per Bbl below representative NYMEX oil prices as of December 31, 2018, and $2.25 per Bbl below representative NYMEX oil prices as of December 31, 2017.

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

	December 31,
In thousands	2019	2018	2017
Future cash inflows	$12,494,358	$16,657,988	$12,421,620
Future production costs	(6,813,610)	(8,000,884)	(6,623,563)
Future development costs	(1,434,934)	(1,524,476)	(1,433,900)
Future income taxes	(586,441)	(1,186,769)	(528,767)
Future net cash flows	3,659,373	5,945,859	3,835,390
10% annual discount for estimated timing of cash flows	(1,398,334)	(2,594,474)	(1,602,961)
Standardized measure of discounted future net cash flows	$2,261,039	$3,351,385	$2,232,429

The following table sets forth an analysis of changes in the Standardized Measure of Discounted Future Net Cash Flows from proved oil and natural gas reserves:

	Year Ended December 31,
In thousands	2019	2018	2017
Beginning of year	$3,351,385	$2,232,429	$1,399,217
Sales of oil and natural gas produced, net of production costs	(608,060)	(797,132)	(523,049)
Net changes in prices and production costs	(1,244,859)	1,963,333	1,231,649
Improved recovery(1)	5,785	11,536	6,119
Previously estimated development costs incurred	81,024	109,214	89,238
Change in future development costs	(35,624)	(42,240)	39,926
Revisions due to timing and other	41,841	10,915	(71,141)
Accretion of discount	367,313	234,434	142,007
Acquisition of minerals in place	—	—	77,366
Sales of minerals in place	(16,892)	1,281	—
Net change in income taxes	319,126	(372,385)	(158,903)
End of year	$2,261,039	$3,351,385	$2,232,429

(1)	Improved recovery additions result from the application of secondary recovery methods such as water flooding or tertiary recovery methods such as CO2 flooding.

Denbury Resources Inc.
Unaudited Supplementary Information

SUPPLEMENTAL CO2 DISCLOSURES (UNAUDITED)

Based on engineering reports prepared by DeGolyer and MacNaughton, proved CO2 reserves were estimated as follows:

	Year Ended December 31,
In MMcf	2019	2018	2017
CO2 reserves
Gulf Coast region(1)	4,786,881	4,982,440	5,164,741
Rocky Mountain region(2)	1,120,060	1,155,538	1,187,787

(1)
Proved CO2 reserves in the Gulf Coast region consist of reserves from our reservoirs at Jackson Dome and are presented on a gross (8/8ths) basis, of which our net revenue interest was approximately 3.8 Tcf, 4.0 Tcf and 4.1 Tcf at December 31, 2019, 2018 and 2017, respectively, and include reserves dedicated to volumetric production payments of 3.1 Bcf and 7.6 Bcf at December 31, 2018 and 2017, respectively.

(2)
Proved CO2 reserves in the Rocky Mountain region consist of our overriding royalty interest in LaBarge Field, of which our net revenue interest was approximately 1.1 Tcf, 1.2 Tcf and 1.2 Tcf at December 31, 2019, 2018 and 2017, respectively.

Denbury Resources Inc.
Unaudited Supplementary Information

UNAUDITED QUARTERLY INFORMATION

In thousands, except per-share data	March 31	June 30	September 30	December 31
2019
Revenues and other income	$305,452	$343,365	$315,453	$310,613
Commodity derivatives expense (income)	83,377	(24,760)	(43,155)	54,616
Other expenses	258,508	156,056	248,696	220,234
Net income (loss)	(25,674)	146,692	72,862	23,079
Net income (loss) per common share:
Basic	(0.06)	0.32	0.16	0.05
Diluted	(0.06)	0.32	0.14	0.05
Cash flow provided by operating activities	64,366	148,634	130,578	150,565
Cash flow used in investing activities	(91,801)	(67,338)	(55,439)	(55,114)
Cash flow used in financing activities	(5,207)	(81,064)	(64,631)	(95,453)

2018
Revenues and other income	$353,234	$387,063	$394,973	$338,355
Commodity derivatives expense (income)	48,825	96,199	44,577	(210,688)
Other expenses	250,811	251,211	256,361	326,398
Net income	39,578	30,222	78,419	174,479
Net income per common share:
Basic	0.10	0.07	0.17	0.39
Diluted	0.09	0.07	0.17	0.38
Cash flow provided by operating activities	91,627	153,999	147,904	136,155
Cash flow used in investing activities	(51,376)	(83,522)	(81,834)	(116,544)
Cash flow provided by (used in) financing activities	(40,578)	(69,908)	679	(47,645)

Denbury Resources Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, to ensure that information that is required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded; that it is processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have determined that, during the fourth quarter of fiscal 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the report that appears herein.

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

None.

Denbury Resources Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as disclosed below, information as to Item 10 will be set forth in the Proxy Statement (“Proxy Statement”) for the 2020 Annual Meeting of Shareholders to be held May 28, 2020 (“Annual Meeting”) and is incorporated herein by reference.

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

3(c)
Certificate of Amendment of Second Restated Certificate of Incorporation of Denbury Resources, Inc., filed with the Delaware Secretary of State on May 22, 2019 (incorporated by reference to Exhibit 3.1 on Form 8-K filed by the Company on May 28, 2019, File No. 001-12935).

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

4(p)
Indenture, dated as of June 19, 2019, among the Company, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as Trustee and Collateral Trustee, with respect to $528,026,000 aggregate principal amount of 7¾% Senior Secured Second Lien Notes due 2024 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Company on June 24, 2019, File No. 001-12935).

4(q)
Indenture, dated as of June 19, 2019, among the Company, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as Trustee, with respect to $245,548,000 aggregate principal amount of 6⅜% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 of Form 8-K filed by the Company on June 24, 2019, File No. 001-12935).

4(r)*	Description of Denbury Resources Inc. equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.
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

10(h)
Seventh Amendment to Amended and Restated Credit Agreement, dated as of May 3, 2019, by and among Denbury Resources Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10(a) on Form 10-Q filed by the Company on May 9, 2019, File No. 001-12935).

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

Denbury Resources Inc.

Exhibit No.	Exhibit
10(p)
Priority Confirmation Joinder, dated as of June 19, 2019, by and between JPMorgan Chase Bank, N.A., as Priority Lien Agent, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company on June 24, 2019, File No. 001-12935).

10(q)
Priority Confirmation Joinder, dated as of July 1, 2019, by and between JPMorgan Chase Bank, N.A., as Priority Lien Agent, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on July 2, 2019, File No. 001-12935).

10(r)
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

10(s)
Collateral Trust Joinder, dated as of June 19, 2019, by and between Wilmington Trust, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on June 24, 2019, File No. 001-12935).

10(t)
Collateral Trust Joinder, dated as of July 1, 2019, by and between Wilmington Trust, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 2, 2019, File No. 001-12935).

10(u)
Pipeline Financing Lease Agreement, dated as of May 30, 2008, by and between Genesis NEJD Pipeline, LLC, as Lessor, and Denbury Onshore, LLC, as Lessee (incorporated by reference to Exhibit 99.1 of Form 8-K filed by the Company on June 5, 2008, File No. 001-12935).

10(v)
Transportation Services Agreement, dated as of May 30, 2008, by and between Genesis Free State Pipeline, LLC and Denbury Onshore, LLC (incorporated by reference to Exhibit 99.2 of Form 8-K filed by the Company on June 5, 2008, File No. 001-12935).

10(w)**
Form of Indemnification Agreement, by and between Denbury Resources Inc. and its officers and directors (incorporated by reference to Exhibit 10(a) of Form 10-Q filed by the Company on November 7, 2017, File No. 001-12935).

10(x)**
Denbury Resources Inc. Director Deferred Compensation Plan, as amended and restated effective as of December 16, 2015 (incorporated by reference to Exhibit 10(i) of Form 10-K filed by the Company on February 26, 2016, File No. 001-12935).

10(y)**
Denbury Resources Inc. Severance Protection Plan, as amended and restated effective as of March 29, 2018 (incorporated by reference to Exhibit 10(a) of Form 10-Q filed by the Company on May 10, 2018, File No. 001-12935).

10(z)**
Denbury Resources Inc. 2004 Omnibus Stock and Incentive Plan, as amended and restated effective as of March 29, 2018 (incorporated by reference to Exhibit 10(b) of Form 10-Q filed by the Company on May 10, 2018, File No. 001-12935).

10(aa)**
Denbury Resource Inc. 2004 Omnibus Stock and Incentive Plan, as amended and restated effective as of March 28, 2019 (incorporate by reference to Exhibit 10.1 on Form 8-K filed by the Company on May 28, 2019, File No. 001-12935).

10(bb)**
2004 Form of Restricted Stock Award that vests on retirement for grants to officers pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(l) of Form 10-K filed by the Company on March 15, 2005, File No. 001-12935).

10(cc)**
2016 Form of TSR Performance Award-Equity under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(a) of Form 10-Q filed by the Company on May 6, 2016, File No. 001-12935).

Denbury Resources Inc.

Exhibit No.	Exhibit
10(dd)**
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

10(hh)**
2016 Form of Restricted Share Award to officers pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(pp) of Form 10-K filed by the Company on March 1, 2017, File No. 001-12935).

10(ii)**
2016 Form of Restricted Stock Award to non-employee directors pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(qq) of Form 10-K filed by the Company on March 1, 2017, File No. 001-12935).

10(jj)**
2016 Form of Deferred Stock Unit Award pursuant to the Director Deferred Compensation Plan (with respect to deferred long-term incentive awards) (incorporated by reference to Exhibit 10(rr) of Form 10-K filed by the Company on March 1, 2017, File No. 001-12935).

10(kk)**
Standalone Restricted Share New Hire Inducement Award Agreement between Denbury Resources Inc. and Christian S. Kendall, dated September 8, 2015 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on September 8, 2015, File No. 001-12935).

10(ll)**
Restricted Stock Officer Promotion Award pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(tt) of Form 10-K filed by the Company on March 1, 2017, File No. 001-12935).

10(mm)**
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

10(pp)**
2017 Form of EBITDAX Performance Award-Cash under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(d) of Form 10-Q filed by the Company on May 5, 2017, File No. 001-12935).

10(qq)**
2017 Form of Oil Change vs. TSR Performance Award under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(e) of Form 10-Q filed by the Company on May 5, 2017, File No. 001-12935).

Denbury Resources Inc.

Exhibit No.	Exhibit
10(rr)**
2017 Form of Restricted Share Award to officers pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(b) of Form 10-Q filed by the Company on August 8, 2017, File No. 001-12935).

10(ss)**
2017 Form of Restricted Share Award to non-employee directors pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(c) of Form 10-Q filed by the Company on August 8, 2017, File No. 001-12935).

10(tt)**
2018 Form of TSR Performance Award-Cash under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(c) of Form 10-Q filed by the Company on May 10, 2018, File No. 001-12935).

10(uu)**
2019 Form of TSR Performance Award-Cash under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(b) of Form 10-Q filed by the Company on May 9, 2019, File No. 001-12935).

10(vv)**
2018 Form of TSR Performance Award-Equity under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(d) of Form 10-Q filed by the Company on May 10, 2018, File No. 001-12935).

10(ww)**
2019 Form of TSR Performance Award-Equity under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(c) of Form 10-Q filed by the Company on May 9, 2019, File No. 001-12935).

10(xx)**
2018 Form of Debt-Adjusted Reserves Growth Per Share Performance Award-Cash under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(e) of Form 10-Q filed by the Company on May 10, 2018, File No. 001-12935).

10(yy)**
2019 Form of Debt-Adjusted Reserves Growth Per Share Performance Award-Cash under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(d) of Form 10-Q filed by the Company on May 9, 2019, File No. 001-12935).

10(zz)**
2018 Form of Debt-Adjusted Reserves Growth Per Share Performance Award-Equity under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(f) of Form 10-Q filed by the Company on May 10, 2018, File No. 001-12935).

10(aaa)**
2019 Form of Debt-Adjusted Reserves Growth Per Share Performance Award-Equity under the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(e) of Form 10-Q filed by the Company on May 9, 2019, File No. 001-12935).

10(bbb)**
2018 Form of Restricted Share Award to officers pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(a) of Form 10-Q filed by the Company on August 9, 2018, File No. 001-12935).

10(ccc)**
2019 Form of Restricted Stock Unit Award to officers pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(c) of Form 10-Q filed by the Company on November 8, 2019, File No. 001-12935).

10(ddd)**
2018 Form of Restricted Share Award to non-employee directors pursuant to the 2004 Omnibus Stock and Incentive Plan for Denbury Resources Inc. (incorporated by reference to Exhibit 10(b) of Form 10-Q filed by the Company on August 9, 2018, File No. 001-12935).

21*	List of subsidiaries of Denbury Resources Inc.
23(a)*	Consent of PricewaterhouseCoopers LLP.
23(b)*	Consent of DeGolyer and MacNaughton.

Denbury Resources Inc.

Exhibit No.	Exhibit
31(a)*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31(b)*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99*	The summary of DeGolyer and MacNaughton’s Report as of December 31, 2019, on oil and gas reserves (SEC Case) dated February 14, 2020.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Document Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*   Included herewith.
** Compensation arrangements.

Item 16. Form 10-K Summary

None.

Denbury Resources Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Denbury Resources Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENBURY RESOURCES INC.

February 26, 2020	/s/ Mark C. Allen
Mark C. Allen Executive Vice President and Chief Financial Officer

February 26, 2020	/s/ Alan Rhoades
Alan Rhoades Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Denbury Resources Inc. and in the capacities and on the dates indicated.

February 26, 2020	/s/ Christian S. Kendall
Christian S. Kendall Director, President and Chief Executive Officer (Principal Executive Officer)

February 26, 2020	/s/ Mark C. Allen
Mark C. Allen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 26, 2020	/s/ Alan Rhoades
Alan Rhoades Vice President and Chief Accounting Officer (Principal Accounting Officer)

February 26, 2020	/s/ John P. Dielwart
John P. Dielwart Director

February 26, 2020	/s/ Michael B. Decker
Michael B. Decker Director

February 26, 2020	/s/ Gregory L. McMichael
Gregory L. McMichael Director

February 26, 2020	/s/ Kevin O. Meyers
Kevin O. Meyers Director

February 26, 2020	/s/ Lynn A. Peterson
Lynn A. Peterson Director

February 26, 2020	/s/ Randy Stein
Randy Stein Director

February 26, 2020	/s/ Mary M. VanDeWeghe
Mary M. VanDeWeghe Director