Form 10-Q
period 2020-06-30
DENBURY RESOURCES INC
filed 2020-08-11
CIK 945764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020
OR

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to ________

Commission file number: 001-12935
DENBURY RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware		20-0467835
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5320 Legacy Drive,
Plano,	TX	75024
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:	(972)	673-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common Stock $.001 Par Value	DNR*	New York Stock Exchange

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of July 31, 2020, was 507,063,311.

* On July 31, 2020, the New York Stock Exchange (“NYSE”) notified Denbury Resources Inc. (“Denbury”) that the NYSE would apply to the Securities and Exchange Commission (the “SEC”) to delist the common stock of Denbury. The delisting will be effective 10 days after a Form 25 is filed with the SEC by the NYSE. The deregistration of Denbury’s common stock under Section 12(b) of the Exchange Act will be effective 90 days, or such shorter period as the SEC may determine, after filing of the Form 25. Upon deregistration of Denbury’s common stock under Section 12(b) of the Exchange Act, its common stock will remain registered under Section 12(g) of the Exchange Act.

Denbury Resources Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Denbury Resources Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$209,276	$516
Accrued production receivable	77,344	139,407
Trade and other receivables, net	34,449	18,318
Derivative assets	47,655	11,936
Other current assets	20,724	10,434
Total current assets	389,448	180,611
Property and equipment
Oil and natural gas properties (using full cost accounting)
Proved properties	11,702,063	11,447,680
Unevaluated properties	645,847	872,910
CO2 properties	1,198,981	1,198,846
Pipelines and plants	2,339,761	2,329,078
Other property and equipment	216,294	212,334
Less accumulated depletion, depreciation, amortization and impairment	(12,570,062)	(11,688,020)
Net property and equipment	3,532,884	4,372,828
Operating lease right-of-use assets	32,587	34,099
Other assets	103,116	104,329
Total assets	$4,058,035	$4,691,867
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$160,694	$183,832
Oil and gas production payable	40,652	62,869
Derivative liabilities	7,691	8,346
Current maturities of long-term debt (including future interest payable of $119,454 and $86,054, respectively – see Note 4)	2,366,330	102,294
Operating lease liabilities	7,807	6,901
Total current liabilities	2,583,174	364,242
Long-term liabilities
Long-term debt, net of current portion (including future interest payable of $0 and $78,860, respectively – see Note 4)	145,922	2,232,570
Asset retirement obligations	177,030	177,108
Deferred tax liabilities, net	306,186	410,230
Operating lease liabilities	38,584	41,932
Other liabilities	2,720	53,526
Total long-term liabilities	670,442	2,915,366
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 750,000,000 shares authorized; 509,553,960 and 508,065,495 shares issued, respectively	510	508
Paid-in capital in excess of par	2,754,749	2,739,099
Accumulated deficit	(1,944,772)	(1,321,314)
Treasury stock, at cost, 1,828,444 and 1,652,771 shares, respectively	(6,068)	(6,034)
Total stockholders’ equity	804,419	1,412,259
Total liabilities and stockholders’ equity	$4,058,035	$4,691,867

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Resources Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues and other income
Oil, natural gas, and related product sales	$109,387	$330,421	$339,011	$624,998
CO2 sales and transportation fees	6,504	7,986	14,532	16,556
Purchased oil sales	1,490	2,591	5,211	2,806
Other income	494	2,367	1,322	4,457
Total revenues and other income	117,875	343,365	360,076	648,817
Expenses
Lease operating expenses	81,293	117,932	190,563	243,355
Transportation and marketing expenses	9,388	11,236	19,009	22,009
CO2 discovery and operating expenses	885	581	1,637	1,137
Taxes other than income	10,372	25,517	30,058	49,302
Purchased oil expenses	1,450	2,564	5,111	2,777
General and administrative expenses	23,776	17,506	33,509	36,431
Interest, net of amounts capitalized of $8,729, $8,238, $18,181 and $18,772, respectively	20,617	20,416	40,563	37,814
Depletion, depreciation, and amortization	55,414	58,264	152,276	115,561
Commodity derivatives expense (income)	40,130	(24,760)	(106,641)	58,617
Gain on debt extinguishment	—	(100,346)	(18,994)	(100,346)
Write-down of oil and natural gas properties	662,440	—	734,981	—
Other expenses	11,290	2,386	13,784	6,524
Total expenses	917,055	131,296	1,095,856	473,181
Income (loss) before income taxes	(799,180)	212,069	(735,780)	175,636
Income tax provision (benefit)	(101,706)	65,377	(112,322)	54,618
Net income (loss)	$(697,474)	$146,692	$(623,458)	$121,018

Net income (loss) per common share
Basic	$(1.41)	$0.32	$(1.26)	$0.27
Diluted	$(1.41)	$0.32	$(1.26)	$0.26

Weighted average common shares outstanding
Basic	495,245	452,612	494,752	452,169
Diluted	495,245	467,427	494,752	461,460

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Resources Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(623,458)	$121,018
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depletion, depreciation, and amortization	152,276	115,561
Write-down of oil and natural gas properties	734,981	—
Deferred income taxes	(106,513)	52,545
Stock-based compensation	3,540	6,865
Commodity derivatives expense (income)	(106,641)	58,617
Receipt on settlements of commodity derivatives	70,267	6,657
Gain on debt extinguishment	(18,994)	(100,346)
Debt issuance costs and discounts	9,921	2,901
Other, net	(1,642)	(57)
Changes in assets and liabilities, net of effects from acquisitions
Accrued production receivable	62,063	(9,909)
Trade and other receivables	(16,162)	(271)
Other current and long-term assets	(4,552)	(3,389)
Accounts payable and accrued liabilities	(60,295)	(33,320)
Oil and natural gas production payable	(22,217)	1,746
Other liabilities	237	(5,618)
Net cash provided by operating activities	72,811	213,000

Cash flows from investing activities
Oil and natural gas capital expenditures	(79,897)	(148,254)
Pipelines and plants capital expenditures	(10,962)	(10,591)
Net proceeds from sales of oil and natural gas properties and equipment	40,971	431
Other	(105)	(725)
Net cash used in investing activities	(49,993)	(159,139)

Cash flows from financing activities
Bank repayments	(226,000)	(281,000)
Bank borrowings	491,000	361,000
Interest payments treated as a reduction of debt	(42,506)	(42,558)
Cash paid in conjunction with debt repurchases	(14,171)	—
Cash paid in conjunction with debt exchange	—	(120,007)
Costs of debt financing	(299)	(9,332)
Pipeline financing and capital lease debt repayments	(7,015)	(7,273)
Other	(9,230)	12,899
Net cash provided by (used in) financing activities	191,779	(86,271)
Net increase (decrease) in cash, cash equivalents, and restricted cash	214,597	(32,410)
Cash, cash equivalents, and restricted cash at beginning of period	33,045	54,949
Cash, cash equivalents, and restricted cash at end of period	$247,642	$22,539

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Resources Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(Dollar amounts in thousands)

	Common Stock ($.001 Par Value)		Paid-In Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Treasury Stock (at cost)
	Shares	Amount			Shares	Amount	Total Equity
Balance – December 31, 2019	508,065,495	$508	$2,739,099	$(1,321,314)	1,652,771	$(6,034)	$1,412,259
Issued or purchased pursuant to stock compensation plans	312,516	—	—	—	—	—	—
Issued pursuant to directors’ compensation plan	37,367	—	—	—	—	—	—
Stock-based compensation	—	—	3,204	—	—	—	3,204
Tax withholding – stock compensation	—	—	—	—	175,673	(34)	(34)
Net income	—	—	—	74,016	—	—	74,016
Balance – March 31, 2020	508,415,378	508	2,742,303	(1,247,298)	1,828,444	(6,068)	1,489,445
Canceled pursuant to stock compensation plans	(6,218,868)	(6)	6	—	—	—	—
Issued pursuant to notes conversion	7,357,450	8	11,453	—	—	—	11,461
Stock-based compensation	—	—	987	—	—	—	987
Net loss	—	—	—	(697,474)	—	—	(697,474)
Balance – June 30, 2020	509,553,960	$510	$2,754,749	$(1,944,772)	1,828,444	$(6,068)	$804,419

	Common Stock ($.001 Par Value)		Paid-In Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Treasury Stock (at cost)
	Shares	Amount			Shares	Amount	Total Equity
Balance – December 31, 2018	462,355,725	$462	$2,685,211	$(1,533,112)	1,941,749	$(10,784)	$1,141,777
Issued or purchased pursuant to stock compensation plans	1,331,050	2	—	—	—	—	2
Issued pursuant to directors’ compensation plan	41,487	—	—	—	—	—	—
Stock-based compensation	—	—	4,306	—	—	—	4,306
Tax withholding – stock compensation	—	—	—	—	531,494	(1,091)	(1,091)
Net loss	—	—	—	(25,674)	—	—	(25,674)
Balance – March 31, 2019	463,728,262	464	2,689,517	(1,558,786)	2,473,243	(11,875)	1,119,320
Issued or purchased pursuant to stock compensation plans	400,850	—	—	—	—	—	—
Issued pursuant to directors’ compensation plan	37,367	—	—	—	—	—	—
Stock-based compensation	—	—	4,667	—	—	—	4,667
Tax withholding – stock compensation	—	—	—	—	1,661	(3)	(3)
Net income	—	—	—	146,692	—	—	146,692
Balance – June 30, 2019	464,166,479	$464	$2,694,184	$(1,412,094)	2,474,904	$(11,878)	$1,270,676

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

Organization and Nature of Operations

Denbury Resources Inc. (“Denbury” or the “Company”), a Delaware corporation, is an independent oil and natural gas company with operations focused in two key operating areas: the Gulf Coast and Rocky Mountain regions.  Our goal is to increase the value of our properties through a combination of exploitation, drilling and proven engineering extraction practices, with the most significant emphasis relating to CO2 enhanced oil recovery operations.

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

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year.  In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of our consolidated financial position as of June 30, 2020, our consolidated results of operations for the three and six months ended June 30, 2020 and 2019, our consolidated cash flows for the six months ended June 30, 2020 and 2019, and our consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2020 and 2019.

Industry Conditions, Liquidity, and Management’s Plans

In March 2020, the World Health Organization declared the ongoing COVID-19 coronavirus (“COVID-19”) outbreak a pandemic, and the President of the United States declared the COVID-19 pandemic a national emergency. The COVID-19 pandemic has caused a rapid and precipitous drop in the worldwide demand for oil, which worsened an already deteriorated oil market that resulted from the early-March 2020 failure by the group of oil producing nations known as OPEC+ to reach an agreement over proposed oil production cuts, which caused oil prices to reach historic low levels during April 2020. Although OPEC+ subsequently reached an agreement to curtail production, which has allowed oil prices to recover into the low $40s per barrel in July 2020, oil prices are expected to continue to remain at lower levels as a result of these events and the ongoing COVID-19 pandemic. Our operational and financial performance has been negatively impacted by actions taken to contain the impact of COVID-19, driving down domestic and global oil demand, and also affecting oil futures prices. Because the realized oil prices we have received since early March 2020 have been significantly reduced, our operating cash flow and liquidity have been adversely affected.

In response to the low oil price environment and during this period of uncertainty, in the first six months of 2020 we have implemented the following operational and financial measures:

•	Reduced budgeted 2020 capital spending by $80 million, or 44%, to approximately $95 million to $105 million;

•	Deferred the Cedar Creek Anticline CO2 tertiary flood development project beyond 2020;

•
Implemented cost reduction measures including shutting down compressors or delaying well repairs and workovers that are uneconomic and reducing our workforce to better align with current and projected near-term needs;

•
Restructured approximately 50% of our three-way collars covering 14,500 barrels per day (“Bbls/d”) into fixed-price swaps for the second quarter through the fourth quarter of 2020 in order to increase downside protection. Our current hedge portfolio covers 35,500 Bbls/d for the second half of 2020, with over half of those contracts consisting of fixed-price swaps and the remainder consisting of three-way collars;

•	Evaluated production economics at each field and shut-in production beginning in late March 2020 that was uneconomic to produce or repair based on prevailing oil prices; and

•	Conducted a complete market-based review of strategic alternatives, including a comprehensive restructuring, to enhance our liquidity and strengthen our capital structure.

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Collectively, the above factors, along with the materially adverse change in industry market conditions and our cash flow over the past several months, substantially diminished our ability to repay, refinance, or restructure our $2.1 billion of our then-outstanding long-term bond debt. After extensive, arm’s length negotiations, on July 28, 2020, we entered into a Restructuring Support Agreement (“RSA”) with bank lenders and certain holders of our second lien and convertible notes. The RSA contemplates a restructuring of the Company pursuant to a prepackaged joint plan of reorganization. See discussion under Entry into Restructuring Support Agreement and Voluntary Reorganization under Chapter 11 of the Bankruptcy Code below.

Entry into Restructuring Support Agreement and Voluntary Reorganization under Chapter 11 of the Bankruptcy Code

On July 28, 2020, Denbury and its subsidiaries (collectively, “Denbury”) entered into a Restructuring Support Agreement (the “RSA”) with lenders holding 100% of the revolving loans under our bank credit facility (“Bank Credit Agreement”) and debtholders holding approximately 67.1% of our second lien notes and approximately 73.1% of our convertible notes, which contemplated a restructuring of the Company pursuant to a prepackaged joint plan of reorganization (the “Plan”). On July 30, 2020 (the “Petition Date”), Denbury and its subsidiaries filed petitions for reorganization in a “prepackaged” voluntary bankruptcy (the “Chapter 11 Restructuring”) under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) (case no. 20-33801). The Chapter 11 Restructuring is being undertaken to deleverage the Company, relieving it of approximately $2.1 billion of bond debt by issuing equity in a reorganized entity to the holders of that debt. Denbury continues to operate its businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. On July 31, 2020, the Bankruptcy Court entered orders approving certain customary “first day” relief to enable Denbury to operate in the ordinary course during the Chapter 11 Restructuring, including approval on an interim basis of post-petition financing under a debtor-in-possession (“DIP”) facility (the “DIP Facility”) and use of cash collateral of Denbury’s lenders and secured noteholders.

The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Bank Credit Agreement, the indentures governing our senior secured second lien notes, convertible senior notes, and senior subordinated notes and the agreements governing our NEJD pipeline lease financing. On August 4, 2020, we entered into the DIP Facility, and $185 million of our outstanding loans and all of our approximately $95 million of outstanding letters of credit under Denbury’s pre-petition revolving Bank Credit Agreement were “rolled up” into the DIP Facility. Immediately thereafter, Denbury initiated a repayment of $150 million of amounts borrowed under the DIP Facility with cash on hand. On August 7, 2020, the beneficiary of the $41.3 million letter of credit issued as “financial assurances” under the NEJD pipeline lease financing drew the full amount of such letter of credit in accordance with its terms as a result of the Chapter 11 Restructuring, which resulted in Denbury borrowing an identical amount under the DIP Facility. The Plan contemplates that, upon emergence from the Chapter 11 Restructuring, the DIP Facility be replaced with a committed exit facility, and Denbury’s pre-petition bond debt will receive the treatment set forth in the Plan and be cancelled. Accordingly, we have classified all outstanding debt, excluding the noncurrent portions of our capital leases and pipeline financings which the Plan contemplates will be reinstated upon emergence, as a current liability on our condensed consolidated balance sheet as of June 30, 2020. See also Note 4, Long-Term Debt – Chapter 11 Restructuring and Effect of Automatic Stay.

As consideration for the entry into the RSA by the ad hoc committee of holders of Denbury’s second lien notes and the compromises therein, on July 29, 2020, Denbury paid in cash prior to the Petition Date accrued and unpaid interest under the second lien notes of $8.0 million in the aggregate, as set forth in the RSA. The RSA provides for certain milestones requiring, among other things, that Denbury (i) obtains entry of an order by the Bankruptcy Court approving the Disclosure Statement and confirming the Plan (the “Confirmation Order”) no later than September 6, 2020; (ii) obtains entry of an order by the Bankruptcy Court approving the DIP Facility on a final basis no later than the earlier of (a) the entry of the Confirmation Order or (b) 35 days after the Petition Date; and (iii) causes the Plan to become effective no later than 14 days after entry of the Confirmation Order. Denbury is currently soliciting votes to accept the Plan from holders of claims and interests entitled to vote.

Below is a summary of the treatment that the stakeholders of the Company would receive under the Plan following emergence from chapter 11:

•
Trade and Other Claims. The holders of Denbury’s other secured, priority and trade vendor claims would have such obligations reinstated, paid in full in cash, or receive such other treatment to render such claims unimpaired.

•
Holders of Bank Credit Agreement Claims. The holders of obligations under the Bank Credit Agreement would have such obligations paid in full in cash or receive such other treatment to render such claims unimpaired.

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

•
Holders of Second Lien Notes Claims. The holders of obligations under senior secured second lien notes would receive their pro rata share of 95% of the reorganized company’s equity interests, subject to certain dilution on account of warrants and the management incentive plan.

•
Holders of Convertible Notes Claims. The holders of obligations under convertible senior notes would receive their pro rata share of (a) 5% of the reorganized company’s equity interests, subject to certain dilution on account of warrants and the management incentive plan and (b) 100% of the series A warrants on the terms set forth in the Plan.

•
Holders of Subordinated Notes Claims. If the class of subordinated notes claims votes to accept the Plan, holders of obligations under senior subordinated notes would receive their pro rata share of 54.55% of the series B warrants on the terms set forth in the Plan, reflecting 3% of the reorganized company’s equity interests after giving effect to the exercise of the Series A warrants.

•
Equity Holders. If the classes of subordinated notes claims and equity interests both vote to accept the Plan, holders of existing equity interests would receive their pro rata share of 45.45% of the series B warrants on the terms set forth in the Plan, reflecting 2.5% of the reorganized company’s equity interests after giving effect to the exercise of the Series A warrants.

Going Concern

As discussed above, the filing of the Chapter 11 Restructuring on July 30, 2020 constituted an event of default under all of our outstanding debt agreements, resulting in the automatic and immediate acceleration of the Company’s debt outstanding, with the exception of our capital leases and our obligations under our Free State pipeline transportation agreement. At that date, the Company did not have sufficient cash on hand or available liquidity to repay such debt.

Our operations and ability to develop and execute our business plan are subject to risk and uncertainty associated with the Chapter 11 Restructuring. The outcome of the Chapter 11 Restructuring is subject to factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors. There can be no assurance that we will confirm and consummate the Plan as contemplated by the RSA or complete another plan of reorganization with respect to the Chapter 11 Restructuring. As a result, we have concluded that management’s plans do not alleviate substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, and do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result if we are unable to continue as a going concern.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on our reported net income (loss), current assets, total assets, current liabilities, total liabilities or stockholders’ equity.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments to be cash equivalents if they have maturities of three months or less at the date of purchase. Cash and cash equivalents potentially subject the Company to a concentration of credit risk as substantially all of its deposits held in financial institutions were in excess of the Federal Deposit Insurance Corporation insurance limits as of June 30, 2020. The Company maintains its cash and cash equivalents in the form of checking accounts with financial institutions that are also lenders under the Bank Credit Agreement. The Company has not experienced any losses on its deposits of cash and cash equivalents. The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported within the Unaudited Condensed Consolidated Balance Sheets to “Cash, cash equivalents, and restricted cash at end of period” as reported within the Unaudited Condensed Consolidated Statements of Cash Flows:

In thousands	June 30, 2020	December 31, 2019
Cash and cash equivalents	$209,276	$516
Restricted cash included in other assets	38,366	32,529
Total cash, cash equivalents, and restricted cash shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$247,642	$33,045

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Amounts included in restricted cash included in “Other assets” in the accompanying Unaudited Condensed Consolidated Balance Sheets represent escrow accounts that are legally restricted for certain of our asset retirement obligations. See Entry into Restructuring Support Agreement and Voluntary Reorganization under Chapter 11 of the Bankruptcy Code above for a discussion of cash used to repay outstanding borrowings subsequent to June 30, 2020.

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

The following table sets forth the reconciliations of net income (loss) and weighted average shares used for purposes of calculating the basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2020	2019	2020	2019
Numerator
Net income (loss) – basic	$(697,474)	$146,692	$(623,458)	$121,018
Effect of potentially dilutive securities
Interest on convertible senior notes including amortization of discount, net of tax	—	548	—	548
Net income (loss) – diluted	$(697,474)	$147,240	$(623,458)	$121,566

Denominator
Weighted average common shares outstanding – basic	495,245	452,612	494,752	452,169
Effect of potentially dilutive securities
Restricted stock and performance-based equity awards	—	2,835	—	3,301
Convertible senior notes(1)	—	11,980	—	5,990
Weighted average common shares outstanding – diluted	495,245	467,427	494,752	461,460

(1)
Shares shown under “convertible senior notes” represent the impact over the periods of the approximately 90.9 million shares of the Company’s common stock issuable upon full conversion of our convertible senior notes which were issued on June 19, 2019.

Basic weighted average common shares exclude shares of nonvested restricted stock. As these restricted shares vest, they will be included in the shares outstanding used to calculate basic net income (loss) per common share (although time-vesting restricted stock is issued and outstanding upon grant). For purposes of calculating diluted weighted average common shares during the three and six months ended June 30, 2019, the nonvested restricted stock and performance-based equity awards are included in the computation using the treasury stock method, with the deemed proceeds equal to the average unrecognized compensation during the period, and for the shares underlying the convertible senior notes as if the convertible senior notes were converted at the beginning of 2019.

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following securities could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2020	2019	2020	2019
Stock appreciation rights	1,493	2,026	1,510	2,059
Restricted stock and performance-based equity awards	6,589	4,998	10,837	4,790
Convertible senior notes	90,368	—	90,610	—

Oil and Natural Gas Properties

Unevaluated Costs. Under full cost accounting, we exclude certain unevaluated costs from the amortization base and full cost ceiling test pending the determination of whether proved reserves can be assigned to such properties. These costs are transferred to the full cost amortization base in the course of these properties being developed, tested and evaluated. At least annually, we test these assets for impairment based on an evaluation of management’s expectations of future pricing, evaluation of lease expiration terms, and planned project development activities. Given the significant declines in NYMEX oil prices to approximately $20 per Bbl in late March 2020 due to OPEC supply pressures and a reduction in worldwide oil demand amid the COVID-19 pandemic, as well as the uncertainty of future oil prices from demand destruction caused by the pandemic, we reassessed our development plans and recognized an impairment of $244.9 million of our unevaluated costs during the three months ended March 31, 2020, whereby these costs were transferred to the full cost amortization base.

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

We recognized a full cost pool ceiling test write-down of $662.4 million and $72.5 million during the three months ended June 30, 2020 and March 31, 2020, respectively. The first-day-of-the-month oil prices for the preceding 12 months, after adjustments for market differentials by field, averaged $44.74 per Bbl and $55.17 per Bbl as of June 30, 2020 and March 31, 2020, respectively. In addition, the first-day-of-the-month natural gas prices for the preceding 12 months, after adjustments for market differentials by field, averaged $1.91 per MMBtu and $1.68 per MMBtu as of June 30, 2020 and March 31, 2020, respectively. If oil prices remain at or near early-August 2020 levels for the remainder of 2020, we currently expect that we would also record write-downs in subsequent quarters in 2020, as the 12-month average price used in determining the full cost ceiling value will continue to decline during each rolling quarterly period in 2020, subject to the date of the Company’s emergence from bankruptcy and potential impacts of fresh start accounting, if applicable.

Impairment Assessment of Long-Lived Assets

We test long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. These long-lived assets, which are not subject to our full cost pool ceiling test, are principally comprised of our capitalized CO2 properties and pipelines. Given the significant declines in NYMEX oil prices to approximately $20 per Bbl in late March 2020 due to OPEC supply pressures and a reduction in worldwide oil demand amid the COVID-19 pandemic, we performed a long-lived asset impairment test for our two long-lived asset groups (Gulf Coast region and Rocky Mountain region) as of March 31, 2020.

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

Significant assumptions impacting expected future undiscounted net cash flows include projections of future oil and natural gas prices, projections of estimated quantities of oil and natural gas reserves, projections of future rates of production, timing and amount of future development and operating costs, projected availability and cost of CO2, projected recovery factors of tertiary reserves and risk-adjustment factors applied to the cash flows. We performed a qualitative assessment as of June 30, 2020 and determined there were no material changes to our key cash flow assumptions and no triggering events since the analysis performed as of March 31, 2020; therefore, no impairment test was performed for the second quarter of 2020.

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

Note 3. Revenue Recognition

We record revenue in accordance with Financial Accounting Standards Board Codification (“FASC”) Topic 606, Revenue from Contracts with Customers. The core principle of FASC Topic 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount of consideration that it expects to be entitled to receive for those goods or services. Once

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

we have delivered the volume of commodity to the delivery point and the customer takes delivery and possession, we are entitled to payment and we invoice the customer for such delivered production. Payment under most oil and CO2 contracts is made within a month following product delivery and for natural gas and NGL contracts is generally made within two months following delivery. Timing of revenue recognition may differ from the timing of invoicing to customers; however, as the right to consideration after delivery is unconditional based on only the passage of time before payment of the consideration is due, upon delivery we record a receivable in “Accrued production receivable” in our Unaudited Condensed Consolidated Balance Sheets, which was $77.3 million and $139.4 million as of June 30, 2020 and December 31, 2019, respectively. The Company enters into purchase transactions with third parties and separate sale transactions with third parties in the Gulf Coast region. Revenues and expenses from these transactions are presented on a gross basis, as we act as a principal in the transaction by assuming control of the commodities purchased and the responsibility to deliver the commodities sold. Revenue is recognized when control transfers to the purchaser at the delivery point based on the price received from the purchaser.

Disaggregation of Revenue

The following table summarizes our revenues by product type for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2020	2019	2020	2019
Oil sales	$108,538	$328,571	$337,115	$620,536
Natural gas sales	849	1,850	1,896	4,462
CO2 sales and transportation fees	6,504	7,986	14,532	16,556
Purchased oil sales	1,490	2,591	5,211	2,806
Total revenues	$117,381	$340,998	$358,754	$644,360

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Long-Term Debt

The table below reflects long-term debt outstanding as of the dates indicated:

	June 30,	December 31,
In thousands	2020	2019
Senior Secured Bank Credit Agreement	$265,000	$—
9% Senior Secured Second Lien Notes due 2021	584,709	614,919
9¼% Senior Secured Second Lien Notes due 2022	455,668	455,668
7¾% Senior Secured Second Lien Notes due 2024	531,821	531,821
7½% Senior Secured Second Lien Notes due 2024	20,641	20,641
6⅜% Convertible Senior Notes due 2024	225,663	245,548
6⅜% Senior Subordinated Notes due 2021	51,304	51,304
5½% Senior Subordinated Notes due 2022	58,426	58,426
4⅝% Senior Subordinated Notes due 2023	135,960	135,960
Pipeline financings	160,428	167,439
Capital lease obligations	157	—
Total debt principal balance	2,489,777	2,281,726
Debt discount(1)	(88,442)	(101,767)
Future interest payable(2)	119,454	164,914
Debt issuance costs	(8,537)	(10,009)
Total debt, net of debt issuance costs and discount	2,512,252	2,334,864
Less: current maturities of long-term debt(3)	(2,366,330)	(102,294)
Long-term debt	$145,922	$2,232,570

(1)	Consists of discounts related to our 7¾% Senior Secured Second Lien Notes due 2024 and 6⅜% Convertible Senior Notes due 2024 of $24.4 million and $64.0 million, respectively, as of June 30, 2020.

(2)
Future interest payable represents most of the interest due over the terms of our 9% Senior Secured Second Lien Notes due 2021 (the “2021 Senior Secured Notes”) and 9¼% Senior Secured Second Lien Notes due 2022 (the “2022 Senior Secured Notes”) and has been accounted for as debt in accordance with FASC 470-60, Troubled Debt Restructuring by Debtors.

(3)
Our current maturities of long-term debt as of June 30, 2020 include $119.5 million of future interest payable related to the 2021 Senior Secured Notes and 2022 Senior Secured Notes that is due within the next twelve months. See Chapter 11 Restructuring and Effect of Automatic Stay below.

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

Chapter 11 Restructuring and Effect of Automatic Stay

As discussed in Note 1, Basis of Presentation – Entry into Restructuring Support Agreement and Voluntary Reorganization under Chapter 11 of the Bankruptcy Code, on July 30, 2020, Denbury filed for relief under chapter 11 of the Bankruptcy Code. Both the NEJD pipeline lease financing and Free State pipeline transportation agreement are not impaired and are expected to continue post-bankruptcy under their existing terms and maintain their long-term nature. Therefore, the noncurrent portions of our pipeline financings remain classified as long-term debt in the condensed consolidated balance sheet as of June 30, 2020. Any efforts to enforce payment obligations related to the acceleration of the Company’s debt have been automatically stayed as a result of the filing of the Chapter 11 Restructuring, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Refer to Note 1, Basis of Presentation – Entry into Restructuring Support Agreement and Voluntary Reorganization under Chapter 11 of the Bankruptcy Code, for more information on the Chapter 11 Restructuring.

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Senior Secured Bank Credit Facility

Since December 2014, the Company maintained a senior secured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders party thereto, which has been amended periodically since that time. The Bank Credit Agreement had a scheduled maturity date of December 9, 2021, provided that the maturity date may be accelerated to earlier dates in 2021 if certain defined liquidity ratios are not met, or if the 2021 Senior Secured Notes due in May 2021 or 6⅜% Senior Subordinated Notes due in August 2021 are not repaid or refinanced by each of their respective maturity dates. The borrowing base under the Bank Credit Agreement was evaluated semi-annually, generally around May 1 and November 1. In conjunction with the scheduled May 2020 redetermination on June 26, 2020, we entered into the Eighth Amendment to the Bank Credit Agreement (the “Eighth Amendment”) which among other things:

•
Reaffirmed the borrowing base under the Bank Credit Agreement at $615 million until the next scheduled or interim redetermination or other adjustment to the borrowing base in accordance with the terms of the Bank Credit Agreement;

•
Reduced (until the fall 2020 borrowing base redetermination date) the maximum availability under the Bank Credit Agreement to the sum of $275 million plus the total amount of outstanding letters of credit under the Bank Credit Agreement from time to time (not to exceed $100 million); and

•
Added dollar limits (until the fall 2020 borrowing base redetermination date) on our ability to use certain baskets in the negative covenants governing dispositions, hedge terminations, investments, restricted payments and redemptions of junior lien debt and unsecured debt.

Under the terms of the RSA, the lenders under the Company’s Bank Credit Agreement agreed to provide the Company and its subsidiaries with the DIP Facility, which is to be replaced with the committed exit facility upon emergence from the Chapter 11 Restructuring. Refer to Note 1, Basis of Presentation – Entry into Restructuring Support Agreement and Voluntary Reorganization under Chapter 11 of the Bankruptcy Code, for additional information.

On June 29, 2020, we elected to draw $200 million (the “Credit Draw”) under the Bank Credit Agreement. As of June 30, 2020, we had $265 million of outstanding borrowings and approximately $95 million of outstanding letters of credit under the Bank Credit Agreement.

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

For purposes of computing the current ratio per the Bank Credit Agreement, Consolidated Current Assets exclude the current portion of derivative assets but include available borrowing capacity under the senior secured bank credit facility, and Consolidated Current Liabilities exclude the current portion of derivative liabilities as well as the current portions of long-term indebtedness outstanding.

The above description of our Bank Credit Agreement and defined terms are contained in the Bank Credit Agreement and the amendments thereto.

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Second Quarter 2020 Conversion of 6⅜% Convertible Senior Notes due 2024

During the second quarter of 2020, holders of $19.9 million aggregate principal amount outstanding of our 6⅜% Convertible Senior Notes due 2024 (the “2024 Convertible Senior Notes”) converted their notes into shares of Denbury common stock, at the rates specified in the indenture for the notes, resulting in the issuance of 7.4 million shares of our common stock upon conversion. The debt principal balance net of debt discounts totaling $13.9 million, was reclassified to “Paid-in capital in excess of par” and “Common stock” in our Unaudited Condensed Consolidated Balance Sheets upon the conversion of the notes into shares of Denbury common stock. As of June 30, 2020, there was $225.7 million 2024 Convertible Senior Notes outstanding.

First Quarter 2020 Repurchases of Senior Secured Notes

During March 2020, we repurchased a total of $30.2 million aggregate principal amount of our 2021 Senior Secured Notes in open-market transactions for a total purchase price of $14.2 million, excluding accrued interest. In connection with these transactions, we recognized a $19.0 million gain on debt extinguishment, net of unamortized debt issuance costs and future interest payable written off.

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

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. Our income taxes are based on an estimated statutory rate of approximately 25% in 2020 and 2019. As provided for under FASC 740-270-35-2, we determined the actual effective tax rate for the six months ended June 30, 2020 was the best estimate of our annual effective tax rate. Our effective tax rate for the six months ended June 30, 2020, differed from our estimated statutory rate, primarily due to the establishment of a full valuation allowance on our $85.0 million of enhanced oil recovery credits and research and development credits that currently are not expected to be utilized, partially offset by tax changes enacted by the CARES Act which resulted in the full release of a $24.5 million valuation allowance against a portion of our business interest expense deduction that we previously estimated would be disallowed.

Note 6. Stock Compensation

2020 Compensation Adjustments

In response to the ongoing significant economic and market uncertainty affecting the oil and gas industry, the Company and its Board of Directors (the “Board”) and Compensation Committee (the “Compensation Committee”) conducted a comprehensive review of our compensation programs across the organization. As a result of this review, the Board and Compensation Committee determined that our historic compensation structure and performance metrics would not be effective in motivating and incentivizing our workforce in the current environment. With the advice of our independent compensation consultant and legal advisors, effective June 3, 2020, the Company and the Board implemented a revised compensation structure for all of the Company’s employees (including its named executive officers) and non-employee directors. In connection with the revised compensation structure, the Company’s CEO voluntarily reduced his 2020 base annual salary by 20%, and the Company’s CEO and CFO voluntarily reduced 2020 targeted variable compensation by 35% and 20%, respectively. In addition, the Chairman of the Board reduced his 2020 chairman retainer by 20%.

Under part of the revised compensation structure, which applies to a group of 21 of the Company’s executives (including our named executive officers) and senior managers, all outstanding equity awards and 2020 targeted variable cash-based compensation for those individuals were canceled and replaced with a cash retention incentive. In total, $15.2 million in cash retention incentives were prepaid to those employees in June 2020, with an obligation to repay up to 100% of the compensation (on an after-tax basis) if certain conditions are not satisfied. Our named executive officers’ cash retention incentive will be earned 50% based on their continued employment for a period of up to 12 months, and 50% based on achieving certain specified incentive metrics. I

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

n accordance with FASC Topic 718, Compensation – Stock Compensation, we accounted for the transaction involving equity compensation as an award modification and reclassified the awards from equity to liability awards. As a result of the modification of the awards, unrecognized compensation at the time of modification was determined to be $18.7 million ($4.1 million of incremental compensation expense, of which $3.4 million was expensed during the second quarter of 2020), which was higher than the $15.2 million cash payment, and was calculated as the greater of (i) grant date fair value of the previously-outstanding awards plus incremental compensation (defined as cash paid related to the cash retention incentive in excess of the modification date fair value of the previously-existing awards) or (ii) cash paid for the cash retention incentive for each award. The value will be recognized as total compensation expense for each award over the service period. We recognized $11.5 million of the $18.7 million as compensation expense in “General and administrative expenses” in our Unaudited Condensed Consolidated Statements of Operations during the second quarter of 2020, with the remaining $7.2 million amortized over the estimated remaining service period. The accounting for remaining share-based compensation awards will continue throughout the period covered by the Chapter 11 Restructuring.

Note 7. Commodity Derivative Contracts

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

We manage and control market and counterparty credit risk through established internal control procedures that are reviewed on an ongoing basis.  We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures and diversification, and all of our commodity derivative contracts are with parties that are lenders under our Bank Credit Agreement (or affiliates of such lenders). As of June 30, 2020, all of our outstanding derivative contracts were subject to enforceable master netting arrangements whereby payables on those contracts can be offset against receivables from separate derivative contracts with the same counterparty. It is our policy to classify derivative assets and liabilities on a gross basis on our balance sheets, even if the contracts are subject to enforceable master netting arrangements.

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes our commodity derivative contracts as of June 30, 2020, none of which are classified as hedging instruments in accordance with the FASC Derivatives and Hedging topic:

Months	Index Price	Volume (Barrels per day)	Contract Prices ($/Bbl)
			Range(1)			Weighted Average Price
						Swap	Sold Put	Floor	Ceiling
Oil Contracts:
2020 Fixed-Price Swaps
July – Dec	NYMEX	13,500	$36.25	–	61.00	$40.52	$—	$—	$—
July – Dec	Argus LLS	7,500	35.00	–	64.26	51.67	—	—	—
2020 Three-Way Collars(2)
July – Dec	NYMEX	9,500	$55.00	–	82.65	$—	$47.93	$57.00	$63.25
July – Dec	Argus LLS	5,000	58.00	–	87.10	—	52.80	61.63	70.35

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

On July 31, 2020, the Bankruptcy Court entered an interim order authorizing Denbury to maintain its pre-petition hedge contracts and enter into new hedges in the ordinary course of business. See Note 1, Basis of Presentation – Entry into Restructuring Support Agreement and Voluntary Reorganization under Chapter 11 of the Bankruptcy Code.

Note 8. Fair Value Measurements

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of the periods indicated:

	Fair Value Measurements Using:
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2020
Assets
Oil derivative contracts – current	$—	$47,655	$—	$47,655
Total Assets	$—	$47,655	$—	$47,655

Liabilities
Oil derivative contracts – current	$—	$(7,691)	$—	$(7,691)
Total Liabilities	$—	$(7,691)	$—	$(7,691)

December 31, 2019
Assets
Oil derivative contracts – current	$—	$8,503	$3,433	$11,936
Total Assets	$—	$8,503	$3,433	$11,936

Liabilities
Oil derivative contracts – current	$—	$(6,522)	$(1,824)	$(8,346)
Total Liabilities	$—	$(6,522)	$(1,824)	$(8,346)

Since we do not apply hedge accounting for our commodity derivative contracts, any gains and losses on our assets and liabilities are included in “Commodity derivatives expense (income)” in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Level 3 Fair Value Measurements

The following table summarizes the changes in the fair value of our Level 3 assets and liabilities for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2020	2019	2020	2019
Fair value of Level 3 instruments, beginning of period	$—	$3,686	$1,609	$13,624
Transfers out of Level 3	—	—	(1,609)	—
Fair value gains (losses) on commodity derivatives	—	2,720	—	(6,360)
Receipts on settlements of commodity derivatives	—	(333)	—	(1,191)
Fair value of Level 3 instruments, end of period	$—	$6,073	$—	$6,073

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held at the reporting date	$—	$2,387	$—	$(1,240)

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

Other Fair Value Measurements

The carrying value of our loans under our Bank Credit Agreement approximate fair value, as they are subject to short-term floating interest rates that approximate the rates available to us for those periods. We use a market approach to determine the fair value of our fixed-rate long-term debt using observable market data. The fair values of our senior secured second lien notes, convertible senior notes, and senior subordinated notes are based on quoted market prices, which are considered Level 1 measurements under the fair value hierarchy. The estimated fair value of the principal amount of our debt as of June 30, 2020 and December 31, 2019, excluding pipeline financing obligations, was $922.0 million and $1,833.1 million, respectively, which decrease is primarily driven by a decrease in quoted market prices. We have other financial instruments consisting primarily of cash, cash equivalents, U.S. Treasury notes, short-term receivables and payables that approximate fair value due to the nature of the instrument and the relatively short maturities.

Note 9. Commitments and Contingencies

Chapter 11 Proceedings

Refer to Note 1, Basis of Presentation – Entry into Restructuring Support Agreement and Voluntary Reorganization under Chapter 11 of the Bankruptcy Code, for more information on the Chapter 11 Restructuring.

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

On March 11, 2019, the trial court entered a final judgment that a force majeure condition did exist, but the Company’s performance was excused by the force majeure provisions of the contract for only a 35-day period in 2014, and as a result the Company should pay APMTG liquidated damages and interest thereon for those time periods from contract commencement to the close of evidence (November 29, 2017). The Company’s position continues to be that its contractual obligations have been and continue to be excused by events that fall within the force majeure provisions of the helium supply contract, so the Company has appealed the trial court’s ruling to the Wyoming Supreme Court. Briefing for the appeal by the Company and APMTG was completed on June 3, 2020, and oral arguments to be heard by the Wyoming Supreme Court are currently scheduled for August 13, 2020, after which the Wyoming Supreme Court will enter its judgment on the appeal. The timing and outcome of this appeal process is currently unpredictable, but at this time is anticipated to extend over the three or four months following the conclusion of oral arguments. The Company expects to enter into a stipulation with APMTG, to be approved by the Bankruptcy Court, to lift the automatic stay with respect to this proceeding so that the appeal process may proceed as outlined above.

Absent reversal of the trial court’s ruling on appeal, the Company anticipates total liquidated damages would equal the $46.0 million aggregate cap under the helium supply contract plus $6.2 million of associated costs (through June 30, 2020), for a total of $52.2 million, included in “Accounts payable and accrued liabilities” in our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2020. The Company has a $32.8 million letter of credit posted as security in this case as part of the appeal process.

Note 10. Additional Balance Sheet Details

Trade and Other Receivables, Net

	June 30,	December 31,
In thousands	2020	2019
Trade accounts receivable, net	$12,790	$12,630
Federal income tax receivable, net	10,457	2,987
Commodity derivative settlement receivables	9,037	675
Other receivables	2,165	2,026
Total	$34,449	$18,318

Note 11. Subsequent Events

Delhi Insurance Receivable

In late July 2020, we entered into agreements with certain of our insurance carriers, pursuant to which we expect to receive approximately $16 million as a reimbursement of previously-incurred costs and damages associated with the June 2013 release of well fluids within the Denbury-operated Delhi Field located in northern Louisiana. We expect to receive such insurance proceeds by the end of August 2020.

Denbury Resources Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Houston Area Land Sale

On July 24, 2020, we completed the sale of a portion of certain non-producing surface acreage in the Houston area. The gross proceeds from the sale of this portion of the acreage under contract were approximately $14 million.

NYSE Delisting

On July 31, 2020, the New York Stock Exchange (the “NYSE”) notified us of its determination to commence proceedings to delist our common stock from the NYSE, and as of July 31, 2020 to indefinitely suspend trading of our common stock on the NYSE. Suspension of trading in our common stock and delisting proceedings were undertaken by the NYSE in accordance with Section 802.01D of the NYSE Listed Company Manual due to our filing of the Chapter 11 Restructuring on July 30, 2020.

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

Oil Price Impact on Our Business.  Our financial results are significantly impacted by changes in oil prices, as 98% of our production is oil. Changes in oil prices impact all aspects of our business; most notably our cash flows from operations, revenues, capital allocation and budgeting decisions, and oil and natural gas reserves volumes. The table below outlines changes in our realized oil prices, before and after commodity hedging impacts, for our most recent comparative periods:

	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019
Average net realized prices
Oil price per Bbl - excluding impact of derivative settlements	$24.39	$45.96	$56.58	$62.22
Oil price per Bbl - including impact of derivative settlements	34.64	50.92	58.30	61.92

Recent Developments in Response to Oil Price Declines. In January and February 2020, NYMEX oil prices averaged in the mid-$50s per Bbl range before a precipitous decline in early March 2020 due to the combination of OPEC supply pressures and a reduction in worldwide oil demand amid the COVID-19 coronavirus (“COVID-19”) pandemic, resulting in NYMEX oil prices averaging approximately $30 per Bbl in March. NYMEX oil prices continued to decline in April 2020 to an average of $17 per Bbl, before increasing to an average of $29 per Bbl during May 2020, $38 per Bbl during June 2020, and $41 per Bbl during July 2020.

The decrease in NYMEX oil prices during the second quarter of 2020, as compared to the first quarter of 2020, significantly decreased our realized oil prices in the second quarter of 2020 by almost half compared to those realized in the first quarter of 2020. In response to these developments, in the first six months of 2020 we have implemented the following operational and financial measures:

•	Reduced budgeted 2020 capital spending by $80 million, or 44%, to approximately $95 million to $105 million;

•	Deferred the Cedar Creek Anticline CO2 tertiary flood development project beyond 2020;

•
Implemented cost reduction measures including shutting down compressors or delaying well repairs and workovers that are uneconomic and reducing our workforce to better align with current and projected near-term needs;

•
Restructured approximately 50% of our three-way collars covering 14,500 barrels per day (“Bbls/d”) into fixed-price swaps for the second quarter through the fourth quarter of 2020 in order to increase downside protection. Our current hedge portfolio covers 35,500 Bbls/d for the second half of 2020, with over half of those contracts consisting of fixed-price swaps and the remainder consisting of three-way collars;

•	Evaluated production economics at each field and shut-in production beginning in late March 2020 that was uneconomic to produce or repair based on prevailing oil prices; and

•
Conducted a complete market-based review of strategic alternatives, including a comprehensive restructuring, to enhance our liquidity and strengthen our capital structure. After extensive negotiations, we arrived at the transactions embodied in the restructuring support agreement (the “RSA”). See discussion under Chapter 11 Restructuring below.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Chapter 11 Restructuring. On July 28, 2020, Denbury and its subsidiaries (collectively, “Denbury”) entered into the RSA with lenders holding 100% of the revolving loans under our bank credit facility (“Bank Credit Agreement”) and certain holders of a majority of senior secured second lien notes and convertible senior notes to support a restructuring in accordance with the terms set forth in the Company’s chapter 11 plan of reorganization (the “Plan”). On July 30, 2020 (the “Petition Date”), Denbury and its subsidiaries filed petitions for reorganization in a “prepackaged” voluntary bankruptcy (the “Chapter 11 Restructuring”) under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 Restructuring is being undertaken to deleverage the Company, relieving it of approximately $2.1 billion of bond debt by issuing equity in a reorganized entity to the holders of that debt. The Plan and the related disclosure statement were each filed with the Bankruptcy Court on July 30, 2020. We expect to continue operations in the normal course for the duration of the Chapter 11 Restructuring. On July 31, 2020, the Bankruptcy Court entered orders approving certain customary “first day” relief to enable Denbury to operate in the ordinary course during the Chapter 11 Restructuring, including approval on an interim basis of post-petition financing under a debtor-in-possession (“DIP”) facility (the “DIP Facility”) and use of cash collateral of Denbury’s lenders and secured noteholders. Denbury is currently soliciting votes to accept a proposed chapter 11 plan (the “Plan”) from holders of claims and interests entitled to vote. The hearing to confirm the Plan and the final hearing on approval of the DIP Facility and use of cash collateral is currently scheduled for September 2, 2020. For more information on the Chapter 11 Restructuring and related matters, refer to Note 1, Basis of Presentation – Entry into Restructuring Support Agreement and Voluntary Reorganization under Chapter 11 of the Bankruptcy Code, and Note 4, Long-Term Debt, to the condensed consolidated financial statements.

Comparative Financial Results and Highlights. We recognized a net loss of $697.5 million, or $1.41 per diluted common share, during the second quarter of 2020, compared to net income of $146.7 million, or $0.32 per diluted common share, during the second quarter of 2019. The primary drivers of our change in operating results were the following:

•
Oil and natural gas revenues decreased by $221.0 million (67%), with 51% of the decrease due to lower commodity prices and 16% of the decrease due to lower production, offset in part by an improvement in derivative commodity settlements of $47.2 million from the prior-year period;

•	A $662.4 million full cost pool ceiling test write-down as a result of the decline in NYMEX oil prices;

•
Commodity derivatives expense increased by $64.9 million ($40.1 million of expense during the second quarter of 2020 compared to $24.8 million of income during the second quarter of 2019), resulting from $112.1 million of incremental noncash fair value losses partially offset by a $47.2 million increase in cash receipts upon settlement between the second quarters of 2019 and 2020;

•	Reductions across numerous expense categories, the most significant being $36.6 million in lease operating expenses and $15.1 million in taxes other than income; and

•	A non-cash gain on debt extinguishment, net of transaction costs, of $100.3 million in the prior-year period related to our June 2019 notes exchanges.

Second Quarter 2020 Conversion of 6⅜% Convertible Senior Notes due 2024. During the second quarter of 2020, holders of $19.9 million aggregate principal amount outstanding of our 6⅜% Convertible Senior Notes due 2024 (the “2024 Convertible Senior Notes”) converted their notes into shares of Denbury common stock, at the rates specified in the indenture for the notes, resulting in the issuance of 7.4 million shares of our common stock upon conversion. The debt principal balance net of debt discounts totaling $13.9 million, was reclassified to “Paid-in capital in excess of par” and “Common stock” in our Unaudited Condensed Consolidated Balance Sheets upon the conversion of the notes into shares of Denbury common stock. As of June 30, 2020, there was $225.7 million 2024 Convertible Senior Notes outstanding.

First Quarter 2020 Repurchases of Senior Secured Notes. During March 2020, we repurchased a total of $30.2 million aggregate principal amount of our 9% Senior Secured Second Lien Notes due 2021 (the “2021 Senior Secured Notes”) in open-market transactions for a total purchase price of $14.2 million, excluding accrued interest. In connection with these transactions, we recognized a $19.0 million gain on debt extinguishment, net of unamortized debt issuance costs and future interest payable written off.

First Quarter 2020 Sale of Working Interests in Certain Texas Fields. On March 4, 2020, we closed a farm-down transaction for the sale of half of our nearly 100% working interest positions in four southeast Texas oil fields (consisting of Webster, Thompson, Manvel and East Hastings) for $40 million net cash and a carried interest in ten wells to be drilled by the purchaser (the “Gulf Coast Working Interests Sale”).

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Houston Area Land Sales. We have been actively marketing for sale non-producing surface acreage primarily around the Houston area.  On July 24, 2020, we completed the sale of a portion of this acreage for gross proceeds of approximately $14 million. To date, we have closed acreage sales for total gross proceeds of approximately $34 million, and we currently have an additional $18 million under contract which is expected to close in the second half of 2020.

Suspension of Trading on the NYSE. Our common stock was traded on the New York Stock Exchange (the “NYSE”) under the symbol “DNR” until July 29, 2020. On July 31, 2020, the NYSE notified us of its determination to commence proceedings to delist our common stock from the NYSE, and as of July 31, 2020 to indefinitely suspend trading of our common stock on the NYSE. Suspension of trading in our common stock and delisting proceedings were undertaken by the NYSE in accordance with Section 802.01D of the NYSE Listed Company Manual due to our filing of the Chapter 11 Restructuring on July 30, 2020. Our common stock now trades on the OTC Pink Open Market under the symbol “DNRCQ”. We can provide no assurance that we are current in its reporting obligations or that the trading volume of our common stock will be sufficient to provide for an efficient trading market.

CAPITAL RESOURCES AND LIQUIDITY

Overview. Our primary sources of capital and liquidity are our cash flow from operations and cash on hand, which has been supplemented by proceeds from our March 2020 sale of working interests in four southeast Texas fields and periodically by sales of surface land with no active oil and natural gas operations. Our most significant cash outlays relate to our development capital expenditures, current period operating expenses, and our debt service obligations.

As discussed above, NYMEX oil prices have decreased significantly since the beginning of 2020, decreasing from nearly $60 per barrel in early January to around $25 per barrel in mid-May (although considerably lower during the month of April 2020), before rebounding to nearly $40 per Bbl at the end of June 2020. This decrease in the market prices for our production directly reduces our operating cash flow and indirectly impacts our other sources of potential liquidity, such as possibly lowering our borrowing capacity under our revolving credit facility, as our borrowing capacity and borrowing costs are generally related to the estimated value of our proved reserves.

In this low oil price environment, we have taken various steps to preserve our liquidity including (1) by reducing our 2020 budgeted development capital spending by 44% from initial levels and to less than half of 2019 levels, (2) by deferring the Cedar Creek Anticline CO2 tertiary flood development project beyond 2020, (3) by continuing to focus on reducing our operating and overhead costs, (4) by restructuring certain of our three-way collars covering 14,500 Bbls/d into fixed-price swaps for the second through fourth quarters of 2020 to increase downside protection against current and potential further declines in oil prices, (5) by evaluating production economics and shutting in production beginning in late March that was uneconomic to produce or repair based on prevailing oil prices, and (6) by conducting a complete market-based review of strategic alternatives, including a comprehensive restructuring, to enhance our liquidity and strengthen our capital structure.

Chapter 11 Restructuring and Effect of Automatic Stay. On July 30, 2020, Denbury filed for relief under chapter 11 of the Bankruptcy Code in the United State Bankruptcy Court for the Southern District of Texas. The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Bank Credit Agreement, the indentures governing the Company’s senior secured second lien notes, convertible senior notes, and senior subordinated notes and the agreements governing our NEJD pipeline lease financing. In conjunction with the negotiation of the RSA, the Company did not make the $7.8 million interest payment due on our 6⅜% Convertible Senior Notes due 2024 on June 30, 2020, and the $3.1 million interest payment due on our 4⅝% Senior Subordinated Notes due 2023 on July 15, 2020. Any efforts to enforce payment obligations related to the acceleration of the Company’s debt have been automatically stayed as a result of the filing of the Chapter 11 Restructuring, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Refer to Note 1, Basis of Presentation – Entry into Restructuring Support Agreement and Voluntary Reorganization under Chapter 11 of the Bankruptcy Code, to the condensed consolidated financial statements for more information on the Chapter 11 Restructuring.

We expect to continue operations in the normal course for the duration of the Chapter 11 Restructuring. On July 31, 2020, the Bankruptcy Court entered orders approving certain customary “first day” relief to enable Denbury to operate in the ordinary course during the Chapter 11 Restructuring, including approval on an interim basis of post-petition financing under a DIP Facility and use of cash collateral of Denbury’s lenders and secured noteholders. Denbury is currently soliciting votes to accept the Plan from holders of claims and interests entitled to vote. On July 31, 2020, the Bankruptcy Court entered orders designed to assist

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

the Company in preserving certain of its tax attributes, including its net operating losses and tax credits, by establishing procedures and notice requirements prohibiting stockholders and potential stockholders with beneficial ownership or rights to acquire 4.5% or more of the Company’s issued and outstanding shares of common stock on June 30, 2020 from increasing or decreasing their ownership of the Company’s common stock without providing prior notice of the proposed transactions, which transfers then may require prior consent of the Bankruptcy Court. Any actions in violation of these procedures (including the notice requirements) are null and void ab initio and may be punished by contempt or other sanctions imposed by the Bankruptcy Court. For details of the procedures, see Exhibit 10(f) to this Form 10-Q, which is incorporated by reference herein. The final hearing on approval of the DIP Facility and use of cash collateral is currently scheduled for September 2, 2020.

Going Concern. As discussed above, the filing of the Chapter 11 Restructuring on July 30, 2020 constituted an event of default under all of our outstanding debt agreements, resulting in the automatic and immediate acceleration of the Company’s debt outstanding, with the exception of our capital leases and our obligations under our Free State pipeline transportation agreement. At that date, the Company did not have sufficient cash on hand or available liquidity to repay such debt.

Our operations and ability to develop and execute our business plan are subject to risk and uncertainty associated with the Chapter 11 Restructuring. The outcome of the Chapter 11 Restructuring is subject to factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors. There can be no assurance that we will confirm and consummate the Plan as contemplated by the RSA or complete another plan of reorganization with respect to the Chapter 11 Restructuring. As a result, we have concluded that management’s plans do not alleviate substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements as of June 30, 2020 included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, and do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result if we are unable to continue as a going concern.

DIP Facility. Under the RSA, the lenders under the Company’s Bank Credit Agreement agreed to provide the Company and its subsidiaries with a senior secured super priority debtor-in-possession revolving credit facility in an aggregate principal amount of up to $615 million. The DIP Facility was approved on an interim basis by the Bankruptcy Court on July 31, 2020 and, on August 4, 2020, $185 million of our outstanding loans and all of our approximately $95 million of outstanding letters of credit under Denbury’s pre-petition revolving Bank Credit Agreement were “rolled up” into the DIP Facility. Immediately thereafter, Denbury initiated a repayment of $150 million of amounts borrowed under the DIP Facility with cash on hand. On August 7, 2020, the beneficiary of the $41.3 million letter of credit issued as “financial assurances” under the NEJD pipeline lease financing drew the full amount of such letter of credit in accordance with its terms as a result of the Chapter 11 Restructuring, which resulted in Denbury borrowing an identical amount under the DIP Facility. The Plan contemplates that, upon emergence from the Chapter 11 Restructuring, the DIP Facility be replaced with a committed exit facility. The proceeds of all or a portion of the DIP Facility may be used for, among other things, post-petition working capital, permitted investments, general corporate purposes, letters of credit, administrative costs and premiums, expenses and fees for the transactions contemplated by the Chapter 11 Restructuring, payment of court-approved adequate protection obligations, and other such purposes consistent with the DIP Facility.

Exit Financing. On July 28, 2020, prior to the commencement of the Chapter 11 Restructuring, the Company entered into an Exit Commitment Letter with the consenting lenders of the Company’s Bank Credit Agreement and/or their affiliates, which is subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court. As part of the RSA, the consenting lenders of the Company’s Bank Credit Agreement and/or their affiliates have agreed to provide, on a committed basis, the Company with the Exit Facility on the terms set forth in the exit term sheet attached to the RSA (the “Exit Facility Term Sheet”). The Exit Facility Term Sheet provides for, among other things, post-emergence financing in the form of a senior secured revolving credit facility in an aggregate principal amount of up to $615 million (the “Exit Facility”), subject to an initial borrowing base redetermination at the closing of the Exit Facility. Any loans drawn under the Exit Facility will be non-amortizing.

The effectiveness of the Exit Facility will be subject to customary closing conditions, including consummation of the Plan. The foregoing description of the Exit Facility Term Sheet does not purport to be complete and is qualified in its entirety by reference to the final, executed documents memorializing the Exit Facility, to be included in a supplement to the Plan to be filed with the Bankruptcy Court.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Senior Secured Bank Credit Facility. In December 2014, we entered into the Bank Credit Agreement, which has been amended periodically since that time. Under the terms of the RSA, the lenders under the Company’s Bank Credit Agreement agreed to provide the Company and its subsidiaries with the DIP Facility, which is to be replaced with the committed exit facility upon emergence from the Chapter 11 Restructuring. Refer to Note 1, Basis of Presentation – Entry into Restructuring Support Agreement and Voluntary Reorganization under Chapter 11 of the Bankruptcy Code, for additional information.

In conjunction with the scheduled May 2020 redetermination on June 26, 2020, we entered into the Eighth Amendment to the Bank Credit Agreement (the “Eighth Amendment”) which among other things:

•
Reaffirmed the borrowing base under the Bank Credit Agreement at $615 million until the next scheduled or interim redetermination or other adjustment to the borrowing base in accordance with the terms of the Bank Credit Agreement;

•
Reduced (until the fall 2020 borrowing base redetermination date) the maximum availability under the Bank Credit Agreement to the sum of $275 million plus the total amount of outstanding letters of credit under the Bank Credit Agreement from time to time (not to exceed $100 million); and

•
Added dollar limits (until the fall 2020 borrowing base redetermination date) on our ability to use certain baskets in the negative covenants governing dispositions, hedge terminations, investments, restricted payments and redemptions of junior lien debt and unsecured debt.

On June 29, 2020, we elected to draw $200 million (the “Credit Draw”) under the Bank Credit Agreement. As of June 30, 2020, we had $265.0 million of outstanding borrowings under our $275 million senior secured Bank Credit Agreement, leaving us with $10.0 million of available borrowing capacity, and $209.3 million of cash and cash equivalents on hand due to amounts drawn under the Bank Credit Agreement during the second quarter, compared to no outstanding borrowings as of December 31, 2019 and March 31, 2020 with nominal cash at those dates. In addition, we had $94.7 million outstanding letters of credit at June 30, 2020.

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

For purposes of computing the current ratio per the Bank Credit Agreement, Consolidated Current Assets exclude the current portion of derivative assets but include available borrowing capacity under the senior secured bank credit facility, and Consolidated Current Liabilities exclude the current portion of derivative liabilities as well as the current portions of long-term indebtedness outstanding.

Under these financial performance covenant calculations, as of June 30, 2020, our ratio of consolidated total debt to consolidated EBITDAX was 5.08 to 1.0 (with a maximum permitted ratio of 5.25 to 1.0), our consolidated senior secured debt to consolidated EBITDAX was 0.59 to 1.0 (with a maximum permitted ratio of 2.5 to 1.0), our ratio of consolidated EBITDAX to consolidated interest charges was 2.40 to 1.0 (with a required ratio of not less than 1.25 to 1.0), and our current ratio was 2.86 to 1.0 (with a required ratio of not less than 1.0 to 1.0).

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

Capital Expenditure Summary. The following table reflects incurred capital expenditures (including accrued capital) for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
In thousands	2020	2019
Capital expenditure summary
Tertiary oil fields	$19,920	$54,786
Non-tertiary fields	13,248	36,554
Capitalized internal costs(1)	18,344	24,214
Oil and natural gas capital expenditures	51,512	115,554
CO2 pipelines, sources and other	8,532	22,465
Capital expenditures, before acquisitions and capitalized interest	60,044	138,019
Acquisitions of oil and natural gas properties	80	97
Capital expenditures, before capitalized interest	60,124	138,116
Capitalized interest	18,181	18,772
Capital expenditures, total	$78,305	$156,888

(1)	Includes capitalized internal acquisition, exploration and development costs and pre-production tertiary startup costs.

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

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results Table

Certain of our operating results and statistics for the comparative three and six months ended June 30, 2020 and 2019 are included in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per-share and unit data	2020	2019	2020	2019
Operating results
Net income (loss)(1)	$(697,474)	$146,692	$(623,458)	$121,018
Net income (loss) per common share – basic(1)	(1.41)	0.32	(1.26)	0.27
Net income (loss) per common share – diluted(1)	(1.41)	0.32	(1.26)	0.26
Net cash provided by operating activities	10,969	148,634	72,811	213,000
Average daily production volumes
Bbls/d	48,900	58,034	51,774	57,726
Mcf/d	7,737	10,111	7,818	10,467
BOE/d(2)	50,190	59,719	53,077	59,470
Operating revenues
Oil sales	$108,538	$328,571	$337,115	$620,536
Natural gas sales	849	1,850	1,896	4,462
Total oil and natural gas sales	$109,387	$330,421	$339,011	$624,998
Commodity derivative contracts(3)
Receipt (payment) on settlements of commodity derivatives	$45,629	$(1,549)	$70,267	$6,657
Noncash fair value gains (losses) on commodity derivatives(4)	(85,759)	26,309	36,374	(65,274)
Commodity derivatives income (expense)	$(40,130)	$24,760	$106,641	$(58,617)
Unit prices – excluding impact of derivative settlements
Oil price per Bbl	$24.39	$62.22	$35.78	$59.39
Natural gas price per Mcf	1.21	2.01	1.33	2.35
Unit prices – including impact of derivative settlements(3)
Oil price per Bbl	$34.64	$61.92	$43.23	$60.03
Natural gas price per Mcf	1.21	2.01	1.33	2.35
Oil and natural gas operating expenses
Lease operating expenses	$81,293	$117,932	$190,563	$243,355
Transportation and marketing expenses	9,388	11,236	19,009	22,009
Production and ad valorem taxes	8,766	23,526	26,753	45,560
Oil and natural gas operating revenues and expenses per BOE
Oil and natural gas revenues	$23.95	$60.80	$35.09	$58.06
Lease operating expenses	17.80	21.70	19.73	22.61
Transportation and marketing expenses	2.06	2.07	1.97	2.04
Production and ad valorem taxes	1.92	4.33	2.77	4.23
CO2 sources – revenues and expenses
CO2 sales and transportation fees	$6,504	$7,986	$14,532	$16,556
CO2 discovery and operating expenses	(885)	(581)	(1,637)	(1,137)
CO2 revenue and expenses, net	$5,619	$7,405	$12,895	$15,419

(1)	Includes a pre-tax full cost pool ceiling test write-down of our oil and natural gas properties of $662.4 million and $735.0 million for the three and six months ended June 30, 2020, respectively.

(2)	Barrel of oil equivalent using the ratio of one barrel of oil to six Mcf of natural gas (“BOE”).

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(3)	See also Commodity Derivative Contracts below and Item 3. Quantitative and Qualitative Disclosures about Market Risk for information concerning our derivative transactions.

(4)
Noncash fair value gains (losses) on commodity derivatives is a non-GAAP measure and is different from “Commodity derivatives expense (income)” in the Unaudited Condensed Consolidated Statements of Operations in that the noncash fair value gains (losses) on commodity derivatives represent only the net changes between periods of the fair market values of commodity derivative positions, and exclude the impact of settlements on commodity derivatives during the period, which were receipts on settlements of $45.6 million and $70.3 million for the three and six months ended June 30, 2020, respectively, compared to payments on settlements of $1.5 million for the three months ended June 30, 2019 and receipts on settlements of $6.7 million for the six months ended June 30, 2019. We believe that noncash fair value gains (losses) on commodity derivatives is a useful supplemental disclosure to “Commodity derivatives expense (income)” in order to differentiate noncash fair market value adjustments from receipts or payments upon settlements on commodity derivatives during the period. This supplemental disclosure is widely used within the industry and by securities analysts, banks and credit rating agencies in calculating EBITDA and in adjusting net income (loss) to present those measures on a comparative basis across companies, as well as to assess compliance with certain debt covenants. Noncash fair value gains (losses) on commodity derivatives is not a measure of financial or operating performance under GAAP, nor should it be considered in isolation or as a substitute for “Commodity derivatives expense (income)” in the Unaudited Condensed Consolidated Statements of Operations.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Production

Average daily production by area for each of the four quarters of 2019 and for the first and second quarters of 2020 is shown below:

	Average Daily Production (BOE/d)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Operating Area	2019	2019	2019	2019	2020	2020
Tertiary oil production
Gulf Coast region
Delhi	4,474	4,486	4,256	4,085	3,813	3,529
Hastings	5,539	5,466	5,513	5,097	5,232	4,722
Heidelberg	3,987	4,082	4,297	4,409	4,371	4,366
Oyster Bayou	4,740	4,394	3,995	4,261	3,999	3,871
Tinsley	4,659	4,891	4,541	4,343	4,355	3,788
West Yellow Creek	436	586	728	807	775	695
Mature properties(1)	6,479	6,448	6,415	6,347	6,386	5,249
Total Gulf Coast region	30,314	30,353	29,745	29,349	28,931	26,220
Rocky Mountain region
Bell Creek	4,650	5,951	4,686	5,618	5,731	5,715
Salt Creek	2,057	2,078	2,213	2,223	2,149	1,386
Grieve	52	41	58	60	50	7
Total Rocky Mountain region	6,759	8,070	6,957	7,901	7,930	7,108
Total tertiary oil production	37,073	38,423	36,702	37,250	36,861	33,328
Non-tertiary oil and gas production
Gulf Coast region
Mississippi	1,034	1,025	873	952	748	713
Texas	3,298	3,224	3,165	3,212	3,419	3,087
Other	10	6	6	5	6	5
Total Gulf Coast region	4,342	4,255	4,044	4,169	4,173	3,805
Rocky Mountain region
Cedar Creek Anticline	14,987	14,311	13,354	13,730	13,046	11,988
Other	1,313	1,305	1,238	1,192	1,105	1,069
Total Rocky Mountain region	16,300	15,616	14,592	14,922	14,151	13,057
Total non-tertiary production	20,642	19,871	18,636	19,091	18,324	16,862
Total continuing production	57,715	58,294	55,338	56,341	55,185	50,190
Property sales
Gulf Coast Working Interests Sale(2)	1,047	1,019	1,103	1,170	780	—
Citronelle(3)	456	406	—	—	—	—
Total production	59,218	59,719	56,441	57,511	55,965	50,190

(1)	Mature properties include Brookhaven, Cranfield, Eucutta, Little Creek, Mallalieu, Martinville, McComb and Soso fields.

(2)	Includes non-tertiary production related to the March 2020 sale of 50% of our working interests in Webster, Thompson, Manvel, and East Hastings fields.

(3)	Includes production from Citronelle Field sold in July 2019.

Total continuing production during the second quarter of 2020 averaged 50,190 BOE/d, including 33,328 Bbls/d from tertiary properties and 16,862 BOE/d from non-tertiary properties. Total continuing production for prior periods excludes production

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

related to the Gulf Coast Working Interests Sale completed in early March 2020 and Citronelle Field sold in July 2019. This total continuing production level represents a decrease of 4,995 BOE/d (9%) compared to total continuing production levels in the first quarter of 2020 and a decrease of 8,104 BOE/d (14%) compared to second quarter of 2019 continuing production, primarily due to production shut-in due to wells that were uneconomic to produce or repair during the quarter. We estimate the impact to second quarter 2020 production from the shut-in wells was approximately 4,300 BOE/d.

As a result of the significant decline in oil prices, we focused our efforts beginning late in the first quarter to optimize cash flow through evaluating production economics and began shutting in production beginning in late March 2020. Throughout the second quarter of 2020, we continued evaluations around expected oil prices and production costs and began to restore some of these wells to production during May 2020 as oil prices trended higher. As such, as of quarter-end, we estimate that approximately 1,700 BOE/d of production remained shut-in as of June 30, 2020 attributable to uneconomic wells. We plan to continue this routine evaluation to assess levels of uneconomic production based on our expectations for wellhead oil prices and variable production costs and will actively make decisions to either shut-in additional production or bring production back online as conditions warrant. Production could be further curtailed by future regulatory actions or limitations in storage and/or takeaway capacity.

Our production during the three months ended June 30, 2020 was 97% oil, consistent with our oil production during the same prior-year period; whereas, production during the six months ended June 30, 2020 was 98% oil, slightly higher than our 97% oil production during the prior-year period.

Oil and Natural Gas Revenues

Our oil and natural gas revenues during the three and six months ended June 30, 2020 decreased 67% and 46%, respectively, compared to these revenues for the same periods in 2019.  The changes in our oil and natural gas revenues are due to changes in production quantities and realized commodity prices (excluding any impact of our commodity derivative contracts), as reflected in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020 vs. 2019		2020 vs. 2019
In thousands	Decrease in Revenues	Percentage Decrease in Revenues	Decrease in Revenues	Percentage Decrease in Revenues
Change in oil and natural gas revenues due to:
Decrease in production	$(52,727)	(16)%	$(64,104)	(10)%
Decrease in realized commodity prices	(168,307)	(51)%	(221,883)	(36)%
Total decrease in oil and natural gas revenues	$(221,034)	(67)%	$(285,987)	(46)%

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Excluding any impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during the three months ended March 31, 2020 and 2019 and the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Three Months Ended		Six Months Ended
	March 31,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019
Average net realized prices
Oil price per Bbl	$45.96	$56.50	$24.39	$62.22	$35.78	$59.39
Natural gas price per Mcf	1.46	2.68	1.21	2.01	1.33	2.35
Price per BOE	45.09	55.27	23.95	60.80	35.09	58.06
Average NYMEX differentials
Gulf Coast region
Oil per Bbl	$1.18	$4.26	$(3.59)	$4.85	$(0.53)	$4.55
Natural gas per Mcf	(0.06)	(0.10)	(0.09)	0.10	(0.07)	0.00
Rocky Mountain region
Oil per Bbl	$(2.78)	$(2.56)	$(4.68)	$(1.48)	$(3.25)	$(1.97)
Natural gas per Mcf	(0.91)	(0.28)	(1.04)	(1.13)	(0.98)	(0.67)
Total Company
Oil per Bbl	$(0.38)	$1.63	$(4.03)	$2.35	$(1.61)	$2.01
Natural gas per Mcf	(0.41)	(0.20)	(0.54)	(0.50)	(0.48)	(0.34)

Prices received in a regional market fluctuate frequently and can differ from NYMEX pricing due to a variety of reasons, including supply and/or demand factors, crude oil quality, and location differentials.

•
Gulf Coast Region. Our average NYMEX oil differential in the Gulf Coast region was a negative $3.59 per Bbl during the second quarter of 2020, compared to a positive $4.85 per Bbl during the second quarter of 2019 and a positive $1.18 per Bbl during the first quarter of 2020. Generally, our Gulf Coast region differentials are positive to NYMEX and highly correlated to the changes in prices of Light Louisiana Sweet crude oil, though storage constraints and weak demand caused these differentials to weaken significantly during the second quarter of 2020.

•
Rocky Mountain Region. NYMEX oil differentials in the Rocky Mountain region averaged $4.68 per Bbl and $1.48 per Bbl below NYMEX during the second quarters of 2020 and 2019, respectively, and $2.78 per Bbl below NYMEX during the first quarter of 2020. Differentials in the Rocky Mountain region can fluctuate significantly on a month-to-month basis due to weather, refinery or transportation issues, and Canadian and U.S. crude oil price index volatility.

Our realized differentials during three and six months ended June 30, 2020 reflect the rapid and precipitous drop in demand for oil caused by the COVID-19 pandemic, which in turn has caused oil prices to plummet since the first week of March 2020. These events have worsened a deteriorated oil market which followed the early-March 2020 failure by the group of oil producing nations known as OPEC+ to reach an agreement over proposed oil production cuts. Moreover, the uncertainty about the duration of the COVID-19 pandemic and its resulting economic consequences has caused storage constraints resulting from over-supply of produced oil and reduced refinery run rates, with these uncertainties expected to continue to significantly decrease our realized oil prices in the third quarter of 2020 and potentially longer. While our oil differentials have improved since May 2020, oil prices are expected to continue to be volatile as a result of these events, and as changes in oil inventories, oil demand and economic performance are reported.

CO2 Revenues and Expenses

We sell approximately 20% to 25% of our produced CO2 from Jackson Dome to third-party industrial users at various contracted prices primarily under long-term contracts. We recognize the revenue received on these CO2 sales as “CO2 sales and transportation

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

fees” with the corresponding costs recognized as “CO2 discovery and operating expenses” in our Unaudited Condensed Consolidated Statements of Operations.

Purchased Oil Revenues and Expenses

From time to time, we market third-party production for sale in exchange for a fee. We recognize the revenue received on these oil sales as “Purchased oil sales” and the expenses incurred to market and transport the oil as “Purchased oil expenses” in our Unaudited Condensed Consolidated Statements of Operations.

Commodity Derivative Contracts

The following table summarizes the impact our crude oil derivative contracts had on our operating results for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2020	2019	2020	2019
Receipt (payment) on settlements of commodity derivatives	$45,629	$(1,549)	$70,267	$6,657
Noncash fair value gains (losses) on commodity derivatives(1)	(85,759)	26,309	36,374	(65,274)
Total income (expense)	$(40,130)	$24,760	$106,641	$(58,617)

(1)
Noncash fair value gains (losses) on commodity derivatives is a non-GAAP measure. See Operating Results Table above for a discussion of the reconciliation between noncash fair value gains (losses) on commodity derivatives to “Commodity derivatives expense (income)” in the Unaudited Condensed Consolidated Statements of Operations.

In order to provide a level of price protection to a portion of our oil production, we have hedged a portion of our estimated oil production through 2020 using both NYMEX and LLS fixed-price swaps and three-way collars. See Note 7, Commodity Derivative Contracts, to the Unaudited Condensed Consolidated Financial Statements for additional details of our outstanding commodity derivative contracts as of June 30, 2020, and Item 3, Quantitative and Qualitative Disclosures about Market Risk below for additional discussion. In addition, the following table summarizes our commodity derivative contracts as of August 7, 2020:

		2H 2020
WTI NYMEX	Volumes Hedged (Bbls/d)	13,500
Fixed-Price Swaps	Swap Price(1)	$40.52
Argus LLS	Volumes Hedged (Bbls/d)	7,500
Fixed-Price Swaps	Swap Price(1)	$51.67
WTI NYMEX	Volumes Hedged (Bbls/d)	9,500
3-Way Collars	Sold Put Price / Floor / Ceiling Price(1)(2)	$47.93 / $57.00 / $63.25
Argus LLS	Volumes Hedged (Bbls/d)	5,000
3-Way Collars	Sold Put Price / Floor / Ceiling Price(1)(2)	$52.80 / $61.63 / $70.35
	Total Volumes Hedged (Bbls/d)	35,500

(1)	Averages are volume weighted.

(2)	If oil prices were to average less than the sold put price, receipts on settlement would be limited to the difference between the floor price and the sold put price.

On July 31, 2020, the Bankruptcy Court entered an interim order authorizing us to maintain our pre-petition hedge contracts and enter into new hedges in the ordinary course of business.

Based on current contracts in place and NYMEX oil futures prices as of August 7, 2020, which averaged approximately $42 per Bbl, we currently expect that we would receive cash payments of approximately $35 million upon settlement of our July through December 2020 contracts. Of this estimated amount, the majority relates to our three-way collars, which settlements are

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

currently limited to the extent oil prices remain below the price of our sold puts. The weighted average differences between the floor and sold put prices of our 2020 three-way collars are $9.07 per Bbl and $8.83 per Bbl for NYMEX and LLS hedges, respectively. Settlements with respect to our fixed-price swaps are dependent upon fluctuations in future oil prices in relation to the prices of our 2020 fixed-price swaps which have weighted average prices of $40.52 per Bbl and $51.67 per Bbl for NYMEX and LLS hedges, respectively. Changes in commodity prices, expiration of contracts, and new commodity contracts entered into cause fluctuations in the estimated fair value of our oil derivative contracts. Because we do not utilize hedge accounting for our commodity derivative contracts, the period-to-period changes in the fair value of these contracts, as outlined above, are recognized in our statements of operations.

Production Expenses

Lease Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per-BOE data	2020	2019	2020	2019
Total lease operating expenses	$81,293	$117,932	$190,563	$243,355

Total lease operating expenses per BOE	$17.80	$21.70	$19.73	$22.61

Total lease operating expenses decreased $36.6 million (31%) and $52.8 million (22%) on an absolute-dollar basis, or $3.90 (18%) and $2.88 (13%) on a per-BOE basis, during the three and six months ended June 30, 2020, respectively, compared to the same prior-year periods. The decreases on an absolute-dollar basis were primarily due to lower expenses across all expense categories, with the largest decreases in workover expense, labor, power and fuel costs, and CO2 purchase expense. In response to the significant decline in oil prices in March 2020, we reduced our capital budget and implemented cost reduction measures which included shutting down compressors or delaying well repairs and workovers that were uneconomic. Compared to the first quarter of 2020, lease operating expenses decreased $28.0 million (26%) on an absolute-dollar basis, or $3.66 (17%) on a per-BOE basis, due to lower workover expense and power and fuel costs resulting from the measures previously discussed.

Currently, our CO2 expense comprises approximately 20% to 25% of our typical tertiary lease operating expenses, and for the CO2 reserves we already own, consists of CO2 production expenses, and for the CO2 reserves we do not own, consists of our purchase of CO2 from royalty and working interest owners and industrial sources. During the second quarters of 2020 and 2019, approximately 46% and 56%, respectively, of the CO2 utilized in our CO2 floods consisted of CO2 owned and produced by us (our net revenue interest). The price we pay others for CO2 varies by source and is generally indexed to oil prices. When combining the production cost of the CO2 we own with what we pay third parties for CO2, our average cost of CO2 was approximately $0.39 per Mcf during the second quarter of 2020, including taxes paid on CO2 production but excluding depletion, depreciation and amortization of capital expended at our CO2 source fields and industrial sources. This per-Mcf CO2 cost during the second quarter of 2020 was higher than the $0.33 per Mcf comparable measure during the second quarter of 2019 and $0.36 per Mcf comparable measure during the first quarter of 2020 due to a higher utilization of industrial-sourced CO2 in our Gulf Coast operations, which has a higher average cost than our naturally-occurring CO2 source.

Transportation and Marketing Expenses

Transportation and marketing expenses primarily consist of amounts incurred relating to the transportation, marketing, and processing of oil and natural gas production. Transportation and marketing expenses were $9.4 million and $11.2 million for the three months ended June 30, 2020 and 2019, respectively, and $19.0 million and $22.0 million for the six months ended June 30, 2020 and 2019, respectively.

Taxes Other Than Income

Taxes other than income includes production, ad valorem and franchise taxes. Taxes other than income decreased $15.1 million (59%) and $19.2 million (39%) during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, due primarily to a decrease in production taxes resulting from lower oil and natural gas revenues.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and Administrative Expenses (“G&A”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per-BOE data and employees	2020	2019	2020	2019
Gross cash compensation and administrative costs	$55,196	$53,919	$95,632	$108,620
Gross stock-based compensation	1,687	4,669	4,891	8,975
Operator labor and overhead recovery charges	(25,735)	(30,740)	(53,220)	(60,615)
Capitalized exploration and development costs	(7,372)	(10,342)	(13,794)	(20,549)
Net G&A expense	$23,776	$17,506	$33,509	$36,431

G&A per BOE
Net cash administrative costs	$4.97	$2.56	$3.10	$2.74
Net stock-based compensation	0.24	0.66	0.37	0.64
Net G&A expenses	$5.21	$3.22	$3.47	$3.38

Employees as of June 30(1)	686	846

(1)	Includes 32 furloughed employees as of June 30, 2020, 17 of whom were terminated during July 2020.

Our net G&A expenses on an absolute-dollar basis increased $6.3 million (36%) during the three months ended June 30, 2020 compared to the same period in 2019, primarily due to $2.4 million in severance-related costs during the second quarter of 2020 and an incremental $6.3 million in performance and bonus-related compensation expense compared to the prior-year period due primarily to the modifications to our compensation program as discussed in Note 6, Stock Compensation, to the condensed consolidated financial statements. In addition to these increases, G&A recoveries related to operator labor and overhead, and capitalized exploration and development costs increased net G&A expense by approximately $8.0 million as a result of reductions in employees, shut-in production and fewer producing wells in the current period; however, these costs were offset in part by lower overall employee compensation and related costs due to reduced employee headcount. On a per-BOE basis, net G&A expense increased nearly $2 (62%) due to the impact of higher expense and lower production, due in part to approximately 4,300 BOE/d that was shut-in during the second quarter of 2020. During the six months ended June 30, 2020, our net G&A expenses on an absolute-dollar basis decreased $2.9 million (8%), but increased $0.09 (3%) on a per-BOE basis, compared to the same period in 2019, primarily due to reduced employee headcount resulting from our December 2019 voluntary separation program and our May 2020 involuntary workforce reduction, with the per-BOE change impacted by declines in production between 2019 and 2020.

On a sequential-quarter basis, net G&A expenses increased $14.0 million primarily due to an increase in compensation-related expenses. This increase was primarily due to modifications in our compensation program during the second quarter which resulted in adjustments to the bonus program for 2020 as compared to no accrual for bonuses in the first quarter of 2020 (see further discussion in Note 6, Stock Compensation, to the condensed consolidated financial statements).

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

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest and Financing Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per-BOE data and interest rates	2020	2019	2020	2019
Cash interest(1)	$45,263	$48,371	$91,089	$96,319
Less: interest not reflected as expense for financial reporting purposes(1)	(20,912)	(21,355)	(42,266)	(42,634)
Noncash interest expense	1,061	1,194	2,092	2,457
Amortization of debt discount(2)	3,934	444	7,829	444
Less: capitalized interest	(8,729)	(8,238)	(18,181)	(18,772)
Interest expense, net	$20,617	$20,416	$40,563	$37,814
Interest expense, net per BOE	$4.51	$3.76	$4.20	$3.51
Average debt principal outstanding(3)	$2,185,029	$2,559,822	$2,186,322	$2,550,278
Average cash interest rate(4)	8.3%	7.6%	8.3%	7.6%

(1)
Cash interest includes the portion of interest on certain debt instruments accounted for as a reduction of debt for GAAP financial reporting purposes in accordance with Financial Accounting Standards Board Codification (“FASC”) 470-60, Troubled Debt Restructuring by Debtors. The portion of interest treated as a reduction of debt relates to our 2021 Senior Secured Notes and 9¼% Senior Secured Second Lien Notes due 2022 (the “2022 Senior Secured Notes”). See below for further discussion.

(2)
Represents amortization of debt discounts of $1.3 million and $2.6 million related to the 7¾% Senior Secured Second Lien Notes due 2024 (the “7¾% Senior Secured Notes”) during the three and six months ended June 30, 2020, respectively, and $2.6 million and $5.2 million related to the 2024 Convertible Senior Notes during the three and six months ended June 30, 2020, respectively.

(3)	Excludes debt discounts related to our 7¾% Senior Secured Notes and 2024 Convertible Senior Notes.

(4)	Includes commitment fees but excludes debt issue costs and amortization of discount.

As reflected in the table above, cash interest expense during the three and six months ended June 30, 2020 decreased $3.1 million (6%) and $5.2 million (5%), respectively, when compared to the prior-year periods due primarily to a decrease in our average debt principal outstanding as a result of the June 2019 debt exchange transactions and debt repurchases completed in the second half of 2019 and first quarter of 2020. Meanwhile, net interest expense was relatively unchanged and increased $2.7 million (7%) during the three and six months ended June 30, 2020, respectively, compared to the prior-year periods due to the amortization of the debt discounts related to our 7¾% Senior Secured Notes and 2024 Convertible Senior Notes.

Future interest payable related to our 2021 Senior Secured Notes and 2022 Senior Secured Notes is accounted for in accordance with FASC 470-60, Troubled Debt Restructuring by Debtors, whereby most of the future interest was recorded as debt as of the transaction date, which will be reduced as semiannual interest payments are made. Future interest payable recorded as debt totaled $119.5 million as of June 30, 2020.

The June 2019 debt exchange transactions were accounted for in accordance with FASC 470-50, Modifications and Extinguishments, whereby our 7¾% Senior Secured Notes and 2024 Convertible Senior Notes were recorded on our balance sheet at discounts to their principal amounts of $29.6 million and $79.9 million, respectively.

In conjunction with the negotiation of the RSA, the Company did not make the $7.8 million interest payment due on our 2024 Convertible Senior Notes on June 30, 2020, and the $3.1 million interest payment due on our 4⅝% Senior Subordinated Notes due 2023 on July 15, 2020. However, as part of the RSA signed on July 28, 2020 by holders of our second lien notes, the Company paid them a total of $8.0 million in accrued and unpaid interest on the second lien notes.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depletion, Depreciation, and Amortization (“DD&A”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per-BOE data	2020	2019	2020	2019
Oil and natural gas properties	$40,290	$40,110	$82,859	$76,945
CO2 properties, pipelines, plants and other property and equipment	15,124	18,154	32,049	38,616
Accelerated depreciation charge(1)	—	—	37,368	—
Total DD&A	$55,414	$58,264	$152,276	$115,561

DD&A per BOE
Oil and natural gas properties	$8.82	$7.38	$8.58	$7.15
CO2 properties, pipelines, plants and other property and equipment	3.31	3.34	3.31	3.59
Accelerated depreciation charge(1)	—	—	3.87	—
Total DD&A cost per BOE	$12.13	$10.72	$15.76	$10.74

Write-down of oil and natural gas properties	$662,440	$—	$734,981	$—

(1)	Represents an accelerated depreciation charge related to capitalized amounts associated with unevaluated properties that were transferred to the full cost pool.

The decrease in our depletion, depreciation, and amortization expense during the three months ended June 30, 2020, when compared to the same period in 2019, was primarily due to a decrease in CO2 depletion as a result of lower CO2 volumes from our CO2 sources. The increase in our DD&A expense during the six months ended June 30, 2020, when compared to the same period in 2019, was primarily due to an accelerated depreciation charge of $37.4 million related to impaired unevaluated properties that were transferred to the full cost pool during the first quarter of 2020.

Full Cost Pool Ceiling Test

Under full cost accounting rules, we are required each quarter to perform a ceiling test calculation. Under these rules, the full cost ceiling value is calculated using the average first-day-of-the-month oil and natural gas price for each month during a 12-month rolling period prior to the end of a particular reporting period. The first-day-of-the-month oil prices for the preceding 12 months, after adjustments for market differentials by field, averaged $44.74 per Bbl and $55.17 per Bbl as of June 30, 2020 and March 31, 2020, respectively. In addition, the first-day-of-the-month natural gas prices for the preceding 12 months, after adjustments for market differentials by field, averaged $1.91 per MMBtu and $1.68 per MMBtu as of June 30, 2020 and March 31, 2020, respectively. While representative oil prices at March 31, 2020 were roughly consistent with adjusted prices used to calculate the December 31, 2019 full cost ceiling value, the decline in NYMEX oil prices in late March 2020 due to OPEC supply pressures and a reduction in worldwide oil demand amid the COVID-19 pandemic contributed to the impairment and transfer of $244.9 million of our unevaluated costs to the full cost amortization base during the three months ended March 31, 2020. Primarily as a result of adding these additional costs to the amortization base, we recognized a full cost pool ceiling test write-down of $72.5 million during the three months ended March 31, 2020. In addition, as a result of the precipitous decline in NYMEX oil prices during the second quarter of 2020, we recognized an additional full cost pool ceiling test write-down of $662.4 million during the three months ended June 30, 2020. If oil prices remain at or near early-August 2020 levels in subsequent periods, we currently expect that we would also record write-downs in subsequent quarters in 2020, as the 12-month average price used in determining the full cost ceiling value will continue to decline during each rolling quarterly period in 2020, subject to the date of the Company’s emergence from bankruptcy and potential impacts of fresh start accounting, if applicable. The possibility and amount of any future write-down or impairment is difficult to predict, and will depend, in part, upon oil and natural gas prices, the incremental proved reserves that may be added each period, revisions to previous reserve estimates and future capital expenditures and operating costs.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Impairment Assessment of Long-lived Assets

We test long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. These long-lived assets, which are not subject to our full cost pool ceiling test, are principally comprised of our capitalized CO2 properties and pipelines. Given the significant recent declines in NYMEX oil prices to approximately $20 per Bbl in late March 2020 due to OPEC supply pressures and a reduction in worldwide oil demand amid the COVID-19 pandemic, we performed a long-lived asset impairment test for our two long-lived asset groups (Gulf Coast region and Rocky Mountain region) as of March 31, 2020.

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

Significant assumptions impacting expected future undiscounted net cash flows include projections of future oil and natural gas prices (management’s assumption of 2020 oil prices at strip pricing, gradually increasing to a long-term oil price of $65 per Bbl beginning in 2026, and gas futures pricing were used for the March 31, 2020 analysis), projections of estimated quantities of oil and natural gas reserves, projections of future rates of production, timing and amount of future development and operating costs, projected availability and cost of CO2, projected recovery factors of tertiary reserves and risk-adjustment factors applied to the cash flows. We performed a qualitative assessment as of June 30, 2020 and determined there were no material changes to our key cash flow assumptions and no triggering events since the analysis performed as of March 31, 2020; therefore, no impairment test was performed for the second quarter of 2020.

Other Expenses

Other expenses totaled $11.3 million and $13.8 million during the three and six months ended June 30, 2020, respectively, compared to $2.4 million and $6.5 million during the three and six months ended June 30, 2019, respectively. Other expenses during 2020 are primarily comprised of $7.9 million of professional fees associated with restructuring activities, $1.6 million of costs associated with the Delta-Tinsley CO2 pipeline incident, and $1.0 million of costs associated with the APMTG Helium, LLC helium supply contract ruling. The 2019 amounts are primarily comprised of $1.3 million of expense related to an impairment of assets, $1.3 million of acquisition transaction costs, and $1.0 million of transaction costs related to our privately negotiated debt exchanges.

Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per-BOE amounts and tax rates	2020	2019	2020	2019
Current income tax expense (benefit)	$598	$3,354	$(5,809)	$2,073
Deferred income tax expense (benefit)	(102,304)	62,023	(106,513)	52,545
Total income tax expense (benefit)	$(101,706)	$65,377	$(112,322)	$54,618
Average income tax expense (benefit) per BOE	$(22.27)	$12.03	$(11.63)	$5.07
Effective tax rate	12.7%	30.8%	15.3%	31.1%
Total net deferred tax liability	$306,186	$362,303

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. Our income taxes are based on an estimated statutory rate of approximately 25% in 2020 and 2019. As provided for under FASC 740-270-35-2, we determined the actual effective tax rate for the six months ended June 30, 2020 was the best estimate of our annual effective tax rate. Our effective tax rate for the three and six months ended June 30, 2020 was lower than our estimated statutory rate, primarily due to the establishment of a full valuation allowance on our enhanced oil recovery and research and development credits that currently are not expected to be utilized. We evaluated our deferred tax assets in light of all available evidence as of the balance sheet date, including our cumulative loss position in consideration of recorded book full cost pool ceiling test write-downs and accelerated depreciation charge, and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provisions. Based on our evaluation using all available evidence and in consideration of the weight of existing negative evidence, we concluded that a full valuation allowance of $85.0 million on our $63.4 million of enhanced oil recovery credits and $21.6 million of research and development credits was required, as we believe the tax benefit of the tax credits are more-likely-than-not to not be realized. This is an increase in the valuation allowance of $74.0 million during the quarter ended June 30, 2020 over the $11.0 million valuation allowance established in the quarter ended March 31, 2020. The CARES Act signed into law in March 2020, among other provisions, modified the rules regarding the deductibility of business interest expense that were established by the Tax Cuts and Jobs Act of December 2017, increasing the limitation threshold from 30% to 50% of Adjusted Taxable Income (as defined) for 2019 and 2020. In addition, for the 2020 year, a taxpayer may elect to use its 2019 Adjusted Taxable Income in lieu of its 2020 Adjusted Taxable Income. Due to these modifications, we now expect to fully deduct our business interest expense in 2018, 2019 and 2020 and fully released our previously recorded valuation allowance of $24.5 million during the three months ended March 31, 2020.

The current income tax benefit for the six months ended June 30, 2020, represents amounts estimated to be receivable resulting from alternative minimum tax credits. Alternative minimum tax credits of $10.5 million are currently recorded as a receivable on the balance sheet.

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Per-BOE Data

The following table summarizes our cash flow and results of operations on a per-BOE basis for the comparative periods.  Each of the significant individual components is discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Per-BOE data	2020	2019	2020	2019
Oil and natural gas revenues	$23.95	$60.80	$35.09	$58.06
Receipt (payment) on settlements of commodity derivatives	9.99	(0.28)	7.28	0.62
Lease operating expenses	(17.80)	(21.70)	(19.73)	(22.61)
Production and ad valorem taxes	(1.92)	(4.33)	(2.77)	(4.23)
Transportation and marketing expenses	(2.06)	(2.07)	(1.97)	(2.04)
Production netback	12.16	32.42	17.90	29.80
CO2 sales, net of operating and exploration expenses	1.23	1.36	1.33	1.43
General and administrative expenses	(5.21)	(3.22)	(3.47)	(3.38)
Interest expense, net	(4.51)	(3.76)	(4.20)	(3.51)
Other	(1.71)	(0.19)	0.22	0.17
Changes in assets and liabilities relating to operations	0.44	0.74	(4.24)	(4.72)
Cash flows from operations	2.40	27.35	7.54	19.79
DD&A – excluding accelerated depreciation charge	(12.13)	(10.72)	(11.89)	(10.74)
DD&A – accelerated depreciation charge(1)	—	—	(3.87)	—
Write-down of oil and natural gas properties	(145.04)	—	(76.08)	—
Deferred income taxes	22.40	(11.41)	11.03	(4.88)
Gain on extinguishment of debt	—	18.46	1.97	9.32
Noncash fair value gains (losses) on commodity derivatives(2)	(18.78)	4.84	3.76	(6.07)
Other noncash items	(1.56)	(1.53)	3.00	3.82
Net income (loss)	$(152.71)	$26.99	$(64.54)	$11.24

(1)	Represents an accelerated depreciation charge related to impaired unevaluated properties that were transferred to the full cost pool.

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

FORWARD-LOOKING INFORMATION

The data and/or statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements found in the section Management’s Discussion and Analysis of Financial Condition and Results of Operations, and information regarding the financial position, business strategy, production and reserve growth, possible or assumed future results of operations, and other plans and objectives for the future operations of Denbury, and general economic conditions are

Denbury Resources Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

forward-looking statements, as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve a number of risks and uncertainties.  Such forward-looking statements may be or may concern, among other things, our ability to obtain Bankruptcy Court approval with respect to motions or other requests made to the Bankruptcy Court and the risks attendant to the bankruptcy process, our ability to confirm and consummate the Plan or an alternative restructuring transaction, the effects of the Chapter 11 Restructuring on our liquidity or results of operations or business prospects, the effects of the Chapter 11 Restructuring on our business and the interests of various constituents, the length of time that we will operate under chapter 11 protection, risks associated with third-party motions in the Chapter 11 Restructuring, the adequacy and restrictions of a DIP facility such as that contemplated by our lenders’ commitment letter, and the impact of all of these factors upon our ability to capitalize on the reorganization process and emerge as an entity equipped to operate as a going concern on a long-term basis, the extent and length of the drop in worldwide oil demand due to the COVID-19 coronavirus, financial forecasts, future hydrocarbon prices and their volatility, current or future liquidity sources or their adequacy to support our anticipated future activities, our ability to refinance or extend the maturities of our long-term indebtedness which matures in 2021 and 2022, possible future write-downs of oil and natural gas reserves and the effect of these factors upon our ability to continue as a going concern, together with assumptions based on current and projected production levels, oil and gas prices and oilfield costs, current or future expectations or estimations of our cash flows or the impact of changes in commodity prices on cash flows, availability of capital, borrowing capacity, price and availability of advantageous commodity derivative contracts or the predicted cash flow benefits therefrom, forecasted capital expenditures, drilling activity or methods, including the timing and location thereof, the nature of any future asset purchases or sales or the timing or proceeds thereof, estimated timing of commencement of CO2 flooding of particular fields or areas, including Cedar Creek Anticline (“CCA”), or the availability of capital for CCA pipeline construction, or its ultimate cost or date of completion, timing of CO2 injections and initial production responses in tertiary flooding projects, development activities, finding costs, anticipated future cost savings, capital budgets, interpretation or prediction of formation details, production rates and volumes or forecasts thereof, hydrocarbon reserve quantities and values, CO2 reserves and supply and their availability, potential reserves, barrels or percentages of recoverable original oil in place, levels of tariffs or other trade restrictions, the likelihood, timing and impact of increased interest rates, the impact of regulatory rulings or changes, outcomes of pending litigation, prospective legislation affecting the oil and gas industry, environmental regulations, mark-to-market values, competition, rates of return, estimated costs, changes in costs, future capital expenditures and overall economics, worldwide economic conditions, the likelihood and extent of an economic slowdown, and other variables surrounding operations and future plans.  Such forward-looking statements generally are accompanied by words such as “plan,” “estimate,” “expect,” “predict,” “forecast,” “to our knowledge,” “anticipate,” “projected,” “preliminary,” “should,” “assume,” “believe,” “may” or other words that convey, or are intended to convey, the uncertainty of future events or outcomes.  Such forward-looking information is based upon management’s current plans, expectations, estimates, and assumptions and is subject to a number of risks and uncertainties that could significantly and adversely affect current plans, anticipated actions, the timing of such actions and our financial condition and results of operations.  As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by us or on our behalf.  Among the factors that could cause actual results to differ materially are our ability to refinance our senior debt maturing in 2021 and the related impact on our ability to continue as a going concern, fluctuations in worldwide oil prices or in U.S. oil prices and consequently in the prices received or demand for our oil and natural gas; evolving political and military tensions in the Middle East; decisions as to production levels and/or pricing by OPEC or production levels by U.S. shale producers in future periods; levels of future capital expenditures; trade disputes and resulting tariffs or international economic sanctions; effects and maturity dates of our indebtedness; success of our risk management techniques; accuracy of our cost estimates; access to and terms of credit in the commercial banking or other debt markets; fluctuations in the prices of goods and services; the uncertainty of drilling results and reserve estimates; operating hazards and remediation costs; disruption of operations and damages from well incidents, hurricanes, tropical storms, forest fires, or other natural occurrences; acquisition risks; requirements for capital or its availability; conditions in the worldwide financial, trade and credit markets; general economic conditions; competition; government regulations, including changes in tax or environmental laws or regulations; and unexpected delays, as well as the risks and uncertainties inherent in oil and gas drilling and production activities or that are otherwise discussed in this quarterly report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in our other public reports, filings and public statements including, without limitation, the Company’s most recent Form 10-K.

Denbury Resources Inc.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Debt and Interest Rate Sensitivity

As of June 30, 2020, we had $2.1 billion of fixed-rate debt outstanding and $265.0 million of outstanding borrowings under our Bank Credit Agreement. At this level of variable-rate debt, an increase or decrease of 10% in interest rates would have an immaterial effect on our interest expense. Our Bank Credit Agreement, senior secured second lien notes, convertible senior notes, and senior subordinated notes do not have any triggers or covenants regarding our debt ratings with rating agencies. The fair values of our senior secured second lien notes, convertible senior notes, and senior subordinated notes are based on quoted market prices.  The following table presents the principal and fair values of our outstanding debt as of June 30, 2020.

In thousands	2021	2022	2023	2024	Total	Fair Value
Variable rate debt:
Senior Secured Bank Credit Facility (weighted average interest rate of 5.0% at June 30, 2020)	$265,000	$—	$—	$—	$265,000	$265,000
Fixed rate debt:
9% Senior Secured Second Lien Notes due 2021	584,709	—	—	—	584,709	228,323
9¼% Senior Secured Second Lien Notes due 2022	—	455,668	—	—	455,668	175,300
7¾% Senior Secured Second Lien Notes due 2024	—	—	—	531,821	531,821	200,938
7½% Senior Secured Second Lien Notes due 2024	—	—	—	20,641	20,641	8,050
6⅜% Convertible Senior Notes due 2024	—	—	—	225,663	225,663	33,367
6⅜% Senior Subordinated Notes due 2021	51,304	—	—	—	51,304	2,735
5½% Senior Subordinated Notes due 2022	—	58,426	—	—	58,426	3,635
4⅝% Senior Subordinated Notes due 2023	—	—	135,960	—	135,960	4,662

See Note 4, Long-Term Debt, to the Unaudited Condensed Consolidated Financial Statements for details regarding our long-term debt.

Commodity Derivative Contracts

We enter into oil derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future oil production and to provide more certainty to our future cash flows.  We do not hold or issue derivative financial instruments for trading purposes.  Generally, these contracts have consisted of various combinations of price floors, collars, three-way collars, fixed-price swaps, fixed-price swaps enhanced with a sold put, and basis swaps.  The production that we hedge has varied from year to year depending on our levels of debt, financial strength, and expectation of future commodity prices.  In order to provide a level of price protection to a portion of our oil production, we have hedged a portion of our estimated oil production through 2020 using both NYMEX and LLS fixed-price swaps and three-way collars. Depending on market conditions, we may continue to add to our existing 2020 hedges. See also Note 7, Commodity Derivative Contracts, and Note 8, Fair Value Measurements, to the Unaudited Condensed Consolidated Financial Statements for additional information regarding our commodity derivative contracts.

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

Denbury Resources Inc.

At June 30, 2020, our commodity derivative contracts were recorded at their fair value, which was a net asset of $40.0 million, an $85.7 million decrease from the $125.7 million net asset recorded at March 31, 2020, and a $36.4 million increase from the $3.6 million net asset recorded at December 31, 2019.  These changes are primarily related to the expiration or early termination of commodity derivative contracts during the three and six months ended June 30, 2020, new commodity derivative contracts entered into during 2020 for future periods, and to the changes in oil futures prices between December 31, 2019 and June 30, 2020.

Commodity Derivative Sensitivity Analysis

Based on NYMEX and LLS crude oil futures prices as of June 30, 2020, and assuming both a 10% increase and decrease thereon, we would expect to receive payments on our crude oil derivative contracts outstanding at June 30, 2020 as shown in the following table:

Receipt / (Payment)
In thousands	Crude Oil Derivative Contracts
Based on:
Futures prices as of June 30, 2020	$41,226
10% increase in prices	25,750
10% decrease in prices	56,695

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

Denbury Resources Inc.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, to ensure that information that is required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, that it is processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Changes in Internal Control over Financial Reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have determined that, during the second quarter of fiscal 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Denbury Resources Inc.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information under Note 9, Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the risks identified below, carefully consider the risk factors under the caption “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, together with all of the other information included in this Quarterly Report on Form 10-Q.

We are subject to the risks and uncertainties associated with proceedings under chapter 11 of the Bankruptcy Code.

On July 30, 2020, Denbury and all of the Company’s wholly owned subsidiaries filed petitions for voluntary relief under chapter 11 of the United States Bankruptcy Code. On July 28, 2020, Denbury entered into the RSA with 100% of our revolving credit facility lenders and holders of 67.1% of our senior second lien notes and 73.1% of our convertible notes to support a restructuring in accordance with the terms set forth in our Plan. For the duration of our Chapter 11 Restructuring, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern thereafter, are subject to risks and uncertainties associated with bankruptcy, including the following:

•	our ability to execute, confirm and consummate the Plan as contemplated by the RSA with respect to the Chapter 11 Restructuring;

•	the sufficiency and restrictions of DIP financing we have obtained to allow us to emerge from bankruptcy and execute our business plan post-emergence;

•	our ability to maintain our relationships with our suppliers, service providers, employees and other third parties;

•	our ability to maintain other contracts that are critical to our operations;

•	our ability to execute our business plan in the current depressed commodity price environment;

•	our ability to retain key employees;

•	the impact of third parties seeking to obtain court approval to terminate contracts and other agreements with us;

•	whether third parties seek to obtain court approval to convert the Chapter 11 Restructuring to a chapter 7 proceeding; and

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Restructuring that may be inconsistent with our plans.

Delays in our Chapter 11 Restructuring increase our costs associated with the bankruptcy process along with the risks of our being unable to reorganize our business and emerge from bankruptcy.

These risks and uncertainties could affect our business and operations in various ways. Pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. We also need Bankruptcy Court confirmation of the Plan as contemplated by the RSA. We cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 Restructuring will have on our business, financial condition, results of operations and cash flows.

Even if the Plan is consummated, we will continue to face a number of risks, principally the degree to which oil prices remain at low levels, and if so, for what length of time, which is likely to depend on the extent and impact of the COVID-19 pandemic, plus our ability to reduce expenses, implement any strategic initiatives and generally maintain favorable relationships with and secure the confidence of our counterparties. Accordingly, we cannot give any assurance that the proposed financial restructuring will allow us to continue as a going concern.

If the RSA is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.

The RSA contains a number of termination events, upon the occurrence of which certain parties to the RSA may terminate the agreement. If the RSA is terminated as to all parties thereto, each of the parties thereto will be released from its obligations in accordance with the terms of the RSA. Such termination may result in the loss of support for the Plan by the parties to the RSA, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no

Denbury Resources Inc.

assurance that the Chapter 11 Restructuring would not be converted to chapter 7 liquidation cases or that any new plan would be as favorable to holders of claims against the Company as contemplated by the RSA.

We may not be able to obtain confirmation of the Plan or may have to modify the terms of the Plan.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a plan.  However, even if the Plan contemplated by the RSA meets other requirements under the Bankruptcy Code, certain parties in interest may file objections to the plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code.  Even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan.

Further, changed circumstances may necessitate changes to the Plan. Any such modifications could result in less favorable treatment than the treatment currently anticipated to be included in the Plan based upon the agreed terms of the RSA. Such less favorable treatment could include a distribution of property of a lesser value than currently anticipated to be distributed to the class affected by the modification, or no distribution of property whatsoever. Changes to the Plan may also delay the confirmation of the Plan and our emergence from bankruptcy.

The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors, including the status and seniority of claims by various creditors or holders or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims). If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

The Plan may not become effective.

The Plan may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control). There can be no assurance that such conditions will be satisfied or waived and, therefore, that the Plan will become effective and that we will emerge from the Chapter 11 Restructuring as contemplated by the Plan. If the effective date of the Plan is delayed, we may not have sufficient cash available to operate our business. In that case, we may need new or additional post-petition financing, which may increase the cost of consummating the Plan. There is no assurance of the terms on which such financing may be available or if such financing will be available at all. If the transactions contemplated by the Plan are not completed, it may become necessary to amend the Plan, with accompanying expenses and material delays.

We have substantial liquidity needs and may not have sufficient liquidity for the time necessary to confirm a plan of reorganization.

We have incurred, and expect to continue to incur, significant costs in connection with the Chapter 11 Restructuring.  With the Bankruptcy Court’s authorization to use cash collateral and approval of the DIP Facility, we believe that we will have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 Restructuring.  As such, we expect to pay vendor and royalty obligations on a go-forward basis in the ordinary course according to the terms of our current contracts and consistent with applicable court orders approving such payments.  However, there can be no assurance that our current liquidity will be sufficient to allow us to satisfy our obligations related to the Chapter 11 Restructuring and those necessary for confirmation of the Plan.  There is a risk that we could fail to consummate the exit financing contemplated by the RSA, or that it will not be sufficient to meet our liquidity needs.

As a result of the Chapter 11 Restructuring, our financial results may not reflect historical trends.

We expect that our historical financial performance likely will not be indicative of financial performance after the date of the bankruptcy filing. In addition, if we emerge from the Chapter 11 Restructuring, the amounts reported in subsequent periods may materially change due to revisions to our operating plans. Our June 30, 2020 Condensed Consolidated Financial Statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. In addition, our unaudited Condensed Consolidated Financial Statements do not reflect any adjustments related to bankruptcy or liquidation accounting. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the

Denbury Resources Inc.

fresh start reporting date, which may differ materially from the recorded values of assets and liabilities prior to seeking bankruptcy protection.  Our financial results after the application of fresh start accounting are likely to be different from historical trends.

The pursuit of the Chapter 11 Restructuring will consume a substantial portion of the time and attention of our management, and we may face increased levels of employee attrition.

Our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 Restructuring instead of focusing exclusively on our business operations.  This may adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Restructuring are protracted.

During the duration of the Chapter 11 Restructuring, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our business and results of operations. The failure to retain or attract new members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives.

On the effective date of the Plan, the composition of our board of directors will change substantially.

Under the Plan, the composition of our board of directors will change substantially. Pursuant to the Plan, our new board of directors will be appointed by the certain consenting noteholders under the RSA or the ad hoc committee representing them in accordance with the governance term sheet attached to the RSA. Our Chief Executive Officer will be a member of the board of directors. Any new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the board of directors and, thus, may have different views on the issues that will determine our strategic and operational direction and may differ materially from those of the past.

In certain instances, a chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Restructuring to cases under chapter 7 of the Bankruptcy Code. In such event, a chapter 7 trustee would be appointed or elected to liquidate our assets and the assets of our subsidiaries for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that any such liquidation under chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in the RSA and plan of reorganization: assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, and additional expenses and claims would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Certain claims will not be discharged and could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arise prior to the filing of our Chapter 11 Restructuring or before confirmation of the Plan (a) would be subject to compromise and/or treatment under the Plan and/or (b) would be discharged in accordance with the terms of the Plan. In order to achieve our objective of a swift confirmation of the Plan, we determined to leave many classes of claims as unimpaired and thus such claims are not discharged under the Plan. Holders of such claims can still assert the claims against the reorganized entity and may have an adverse effect on our financial condition and results of operations.

Even if the Plan is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Plan is consummated, we will continue to face a number of risks, including further deterioration in commodity prices or decreased market demand or increasing expenses.  Accordingly, we cannot guarantee that the Plan or any other chapter 11 plan of reorganization will achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through such plan, we may need to raise additional funds through public or private debt or equity financing to fund the Company’s operations and its capital needs. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all.  Therefore, adequate funds may not be available when needed, or in sufficient amounts or available on acceptable terms, if at all.

Denbury Resources Inc.

Continued COVID-19 outbreaks and uncertainty about their length and depth, together with oil prices remaining at current levels, will significantly reduce our cash flow and liquidity.

The COVID-19 pandemic continues to spread and evolve, both in the United States and abroad. Its ultimate impact on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, the actions to contain the disease or mitigate its impact, related restrictions on business activity and travel, and continued lower levels of domestic and global oil demand. The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2019.

Prices in the oil market have remained depressed since March 2020. Oil prices are expected to continue to be volatile as a result of the near-term production instability, ongoing COVID-19 outbreaks, changes in oil inventories, industry demand and global and national economic performance. NYMEX oil prices averaged approximately $22 per Bbl during the last 10 trading days of March 2020, continuing to decline to an average of $17 per Bbl in April 2020 before increasing to an average of $29 per Bbl during May 2020, $38 per Bbl during June 2020, and $41 per Bbl during July 2020.

As previously described in “Risk Factors” under Item 1A of our 2019 annual report on Form 10-K filed with the SEC on February 27, 2020, oil prices are the most important determinant of our operational and financial success. The reduction in our cash flows from operations since early March 2020, and the possibility of a continued reduction in cash flows for an indeterminant period of time, impairs our ability to develop our properties to support our oil production and pay oilfield operating expenses. Secondarily, this level of reduced cash flow may require us to shut-in uneconomic production.

Our ability to use our net operating loss carryforwards (“NOLs”) and tax credits may be limited. The Bankruptcy Court has entered an order that is designed to protect our NOLs.

As of June 30, 2020, we had tax-effected U.S. federal NOLs of $28.4 million, which carryforward indefinitely, enhanced oil recovery tax credits of $64.4 million that begin to expire in 2024, and research and development credits of $21.6 million that begin to expire in 2031, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code (“IRC”), changes in our ownership, in certain circumstances, will limit the amount of U.S. federal NOLs and tax credits that can be utilized annually in the future to offset taxable income. In particular, Sections 382 and 383 of the IRC impose limitations on a company’s ability to use NOLs and tax credits upon certain changes in such ownership. Calculations pursuant to Sections 382 and 383 of the IRC can be very complicated and no assurance can be given that upon further analysis, our ability to take advantage of our NOLs or tax credits may be limited to a greater extent than we currently anticipate. If we are limited in our ability to use our NOLs or tax credits in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs and tax credits fully. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs and tax credits.

Trading in our common stock on the NYSE has been suspended, and our stock is currently traded on the OTC Pink Open Marketplace, which involves additional risks compared to being listed on a national securities exchange.

Trading in our common stock was suspended indefinitely on the NYSE on July 31, 2020. We will not be able to re-list our common stock on a national securities exchange during the pendency of the Chapter 11 Restructuring, although our common stock has been trading on the OTC Pink Open Marketplace. The trading of our common stock on the OTC Pink Open Marketplace rather than the NYSE may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders. Securities traded in the over-the-counter markets generally have significantly less liquidity than securities traded on a national securities exchange due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us or third parties with interests in the Chapter 11 Restructuring.

Because our common stock trades on the OTC Pink Open Marketplace, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any

Denbury Resources Inc.

financing we may need in the future. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our common stock.

Denbury Resources Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

See Part I, Item 1. Notes to the Condensed Consolidated Financial Statements – Note 1, Basis of Presentation – Entry into Restructuring Support Agreement and Voluntary Reorganization under Chapter 11 of the Bankruptcy Code and Industry Conditions, Liquidity, and Management’s Plans, and Going Concern, and Note 4, Long-Term Debt, which are incorporated in this item by reference.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Denbury Resources Inc.

Item 6. Exhibits

Exhibit No.	Exhibit
3(a)
Second Restated Certificate of Incorporation of Denbury Resources Inc. filed with the Delaware Secretary of State on October 30, 2014 (incorporated by reference to Exhibit 3(a) of Form 10-Q filed by the Company on November 7, 2014, File No. 001-12935).

3(b)	Third Amended and Restated Bylaws of Denbury Resources Inc., as of March 26, 2020 (incorporated by reference to Exhibit 3.1 of Form 8-K filed by the Company on March 31, 2020, File No. 001-12935).
4(a)*
Second Supplemental Indenture for 9% Senior Secured Second Lien Notes due 2021, dated as of July 27, 2018, by and among Denbury Resources Inc., certain of its subsidiaries, and Wilmington Trust, National Association, as Trustee and Collateral Trustee.

4(b)*
First Supplemental Indenture for 9¼% Senior Secured Second Lien Notes due 2022, dated as of July 27, 2018, by and among Denbury Resources Inc., certain of its subsidiaries, and Wilmington Trust, National Association, as Trustee and Collateral Trustee.

4(c)*
Third Supplemental Indenture for 6⅜% Senior Subordinated Notes due 2021, dated as of July 27, 2018, by and among Denbury Resources Inc., certain of its subsidiaries, and Wilmington Trust, National Association, as Trustee.

4(d)*
Third Supplemental Indenture for 5½% Senior Subordinated Notes due 2022, dated as of July 27, 2018, by and among Denbury Resources Inc., certain of its subsidiaries, and Wilmington Trust, National Association, as Trustee.

4(e)*
Third Supplemental Indenture for 4⅝% Senior Subordinated Notes due 2023, dated as of July 27, 2018, by and among Denbury Resources Inc., certain of its subsidiaries, and Wilmington Trust, National Association, as Trustee.

10(a)
Denbury Resources Inc. 2004 Omnibus Stock and Incentive Plan, as amended and restated effective as of March 26, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on June 3, 2020, File No. 001-12935).

10(b)
Eighth Amendment to Amended and Restated Credit Agreement, dated as of June 26, 2020, by and among Denbury Resources Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on June 30, 2020, File No. 001-12935).

10(c)	Restructuring Support Agreement, dated July 28, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 29, 2020, File No. 001-12935).
10(d)	Exit Commitment Letter, dated July 28, 2020 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on July 29, 2020, File No. 001-12935).
10(e)
Senior Secured Super Priority Debtor-in-Possession Credit Agreement, dated as of August 4, 2020, by and among Denbury Resources Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on August 6, 2020, File No. 001-12935).

10(f)
Final Order (I) Approving Notification and Hearing Procedures for Certain Transfers of and Declarations of Worthlessness with Respect to Common Stock, and (II) Granting Related Relief [Docket No. 62] (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Company on August 6, 2020, File No. 001-12935).

Denbury Resources Inc.

10(g)*	2020 Form of Incentive Bonus Agreement for Denbury Resources Inc.
31(a)*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

*	Included herewith.

Denbury Resources Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENBURY RESOURCES INC.

August 11, 2020	/s/ Mark C. Allen
Mark C. Allen Executive Vice President and Chief Financial Officer

August 11, 2020	/s/ Alan Rhoades
Alan Rhoades Vice President and Chief Accounting Officer