Form 10-Q
period 2022-06-30
DENBURY INC
filed 2022-08-04
CIK 945764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022
OR

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑   No ☐

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of July 31, 2022, was 49,722,204.

Denbury Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Denbury Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$517	$3,671
Accrued production receivable	229,151	143,365
Trade and other receivables, net	30,918	19,270
Derivative assets	2,829	—
Prepaids	18,686	9,099
Total current assets	282,101	175,405
Property and equipment
Oil and natural gas properties (using full cost accounting)
Proved properties	1,217,778	1,109,011
Unevaluated properties	155,901	112,169
CO2 properties	184,861	183,369
Pipelines	226,318	224,394
CCUS storage sites and related assets	24,026	—
Other property and equipment	98,777	93,950
Less accumulated depletion, depreciation, amortization and impairment	(240,133)	(181,393)
Net property and equipment	1,667,528	1,541,500
Operating lease right-of-use assets	18,118	19,502
Derivative assets	2,071	—
Intangible assets, net	83,688	88,248
Restricted cash for future asset retirement obligations	46,869	46,673
Other assets	38,305	31,625
Total assets	$2,138,680	$1,902,953
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$262,752	$191,598
Oil and gas production payable	109,228	75,899
Derivative liabilities	162,551	134,509
Operating lease liabilities	4,670	4,677
Total current liabilities	539,201	406,683
Long-term liabilities
Long-term debt, net of current portion	—	35,000
Asset retirement obligations	273,852	284,238
Derivative liabilities	5,415	—
Deferred tax liabilities, net	17,630	1,638
Operating lease liabilities	15,571	17,094
Other liabilities	18,170	22,910
Total long-term liabilities	330,638	360,880
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 50,875,988 and 50,193,656 shares issued, respectively	51	50
Paid-in capital in excess of par	1,137,575	1,129,996
Retained earnings	159,966	5,344
Treasury stock, at cost, 457,549 and 0 shares, respectively	(28,751)	—
Total stockholders’ equity	1,268,841	1,135,390
Total liabilities and stockholders’ equity	$2,138,680	$1,902,953

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues and other income
Oil, natural gas, and related product sales	$451,970	$282,708	$836,881	$518,153
CO2 sales and transportation fees	12,610	10,134	26,032	19,362
Oil marketing revenues	16,786	7,819	30,062	13,945
Other income	790	707	1,040	1,067
Total revenues and other income	482,156	301,368	894,015	552,527
Expenses
Lease operating expenses	124,351	110,225	242,179	192,195
Transportation and marketing expenses	4,802	8,522	9,447	16,319
CO2 operating and discovery expenses	1,681	1,531	4,498	2,524
Taxes other than income	36,317	22,382	67,698	41,345
Oil marketing purchases	15,027	7,738	28,067	13,823
General and administrative expenses	19,235	15,450	37,927	47,433
Interest, net of amounts capitalized of $975, $1,168, $2,133 and $2,251, respectively	1,526	1,252	2,183	2,788
Depletion, depreciation, and amortization	35,400	36,381	70,745	75,831
Commodity derivatives expense	56,854	172,664	249,573	288,407
Write-down of oil and natural gas properties	—	—	—	14,377
Other expenses	6,621	3,214	8,733	5,360
Total expenses	301,814	379,359	721,050	700,402
Income (loss) before income taxes	180,342	(77,991)	172,965	(147,875)
Income tax provision (benefit)	24,848	(296)	18,343	(538)
Net income (loss)	$155,494	$(77,695)	$154,622	$(147,337)

Net income (loss) per common share
Basic	$3.00	$(1.52)	$2.99	$(2.91)
Diluted	$2.83	$(1.52)	$2.81	$(2.91)

Weighted average common shares outstanding
Basic	51,757	50,999	51,680	50,661
Diluted	54,886	50,999	54,931	50,661

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$154,622	$(147,337)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depletion, depreciation, and amortization	70,745	75,831
Write-down of oil and natural gas properties	—	14,377
Deferred income taxes	15,992	(87)
Stock-based compensation	7,075	20,232
Commodity derivatives expense	249,573	288,407
Payment on settlements of commodity derivatives	(221,016)	(101,796)
Debt issuance costs	1,934	1,370
Other, net	(3,155)	744
Changes in assets and liabilities, net of effects from acquisitions
Accrued production receivable	(85,786)	(48,881)
Trade and other receivables	(11,783)	(5,578)
Other current and long-term assets	(12,175)	1,294
Accounts payable and accrued liabilities	52,010	27,292
Oil and natural gas production payable	33,329	20,224
Asset retirement obligations and other liabilities	(11,257)	(2,554)
Net cash provided by operating activities	240,108	143,538

Cash flows from investing activities
Oil and natural gas capital expenditures	(139,522)	(53,411)
CCUS storage sites and related capital expenditures	(17,758)	—
Acquisitions of oil and natural gas properties	(374)	(10,811)
Pipelines and plants capital expenditures	(20,264)	(4,851)
Net proceeds from sales of oil and natural gas properties and equipment	237	18,456
Other	(5,623)	(4,159)
Net cash used in investing activities	(183,304)	(54,776)

Cash flows from financing activities
Bank repayments	(524,000)	(485,000)
Bank borrowings	489,000	450,000
Pipeline financing repayments	—	(33,510)
Common stock repurchase program	(23,374)	—
Other	(1,388)	(2,735)
Net cash used in financing activities	(59,762)	(71,245)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,958)	17,517
Cash, cash equivalents, and restricted cash at beginning of period	50,344	42,248
Cash, cash equivalents, and restricted cash at end of period	$47,386	$59,765

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(Dollar amounts in thousands)

	Common Stock ($.001 Par Value)		Paid-In Capital in Excess of Par	Retained Earnings	Treasury Stock (at cost)
	Shares	Amount			Shares	Amount	Total Equity
Balance – December 31, 2021	50,193,656	$50	$1,129,996	$5,344	—	$—	$1,135,390
Issued pursuant to stock compensation plans	141,581	0	—	—	—	—	0
Stock-based compensation	—	—	3,142	—	—	—	3,142
Tax withholding for stock compensation plans	—	—	(58)	—	—	—	(58)
Issued pursuant to exercise of warrants	14,153	0	47	—	—	—	47
Net loss	—	—	—	(872)	—	—	(872)
Balance – March 31, 2022	50,349,390	50	1,133,127	4,472	—	—	1,137,649
Stock repurchase program	(457,549)	—	—	—	457,549	(28,751)	(28,751)
Forfeited pursuant to stock compensation plans	(3,264)	—	—	—	—	—	—
Stock-based compensation	—	—	4,400	—	—	—	4,400
Tax withholding for stock compensation plans	—	—	(5)	—	—	—	(5)
Issued pursuant to exercise of warrants	987,411	1	53	—	—	—	54
Net income	—	—	—	155,494	—	—	155,494
Balance – June 30, 2022	50,875,988	$51	$1,137,575	$159,966	457,549	$(28,751)	$1,268,841

	Common Stock ($.001 Par Value)		Paid-In Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Treasury Stock (at cost)
	Shares	Amount			Shares	Amount	Total Equity
Balance – December 31, 2020	49,999,999	$50	$1,104,276	$(50,658)	—	$—	$1,053,668
Stock-based compensation	—	—	19,172	—	—	—	19,172
Tax withholding for stock compensation plans	—	—	(1,467)	—	—	—	(1,467)
Issued pursuant to exercise of warrants	5,620	0	195	—	—	—	195
Net loss	—	—	—	(69,642)	—	—	(69,642)
Balance – March 31, 2021	50,005,619	50	1,122,176	(120,300)	—	—	1,001,926
Stock-based compensation	—	—	2,682	—	—	—	2,682
Tax withholding for stock compensation plans	—	—	(7)	—	—	—	(7)
Issued pursuant to exercise of warrants	11,872	0	292	—	—	—	292
Net loss	—	—	—	(77,695)	—	—	(77,695)
Balance – June 30, 2021	50,017,491	$50	$1,125,143	$(197,995)	—	$—	$927,198

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

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year.  In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of June 30, 2022, our consolidated results of operations for the three and six months ended June 30, 2022 and 2021, our consolidated cash flows for the six months ended June 30, 2022 and 2021, and our consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported within the Unaudited Condensed Consolidated Balance Sheets to “Cash, cash equivalents, and restricted cash at end of period” as reported within the Unaudited Condensed Consolidated Statements of Cash Flows:

In thousands	June 30, 2022	December 31, 2021
Cash and cash equivalents	$517	$3,671
Restricted cash for future asset retirement obligations	46,869	46,673
Total cash, cash equivalents, and restricted cash shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$47,386	$50,344

Restricted cash for future asset retirement obligations in the table above consists of escrow accounts that are legally restricted for certain of our asset retirement obligations.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Basic weighted average common shares exclude shares of nonvested restricted stock (although nonvested restricted stock is issued and outstanding upon grant). As these restricted shares vest, they will be included in the shares outstanding used to calculate basic net income (loss) per common share.  Restricted stock units and performance stock units are also excluded from basic weighted

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
average common shares outstanding until the vesting date. Basic weighted average common shares during the three and six months ended June 30, 2022 includes 1,404,649 performance-based and restricted stock units which are fully vested as of June 30, 2022; however, the shares underlying these stock units are not included in shares currently issued or outstanding as actual delivery of the shares is not scheduled to occur until December 4, 2023.

Diluted net income (loss) per common share is calculated in the same manner but includes the impact of all potentially dilutive securities. Potentially dilutive securities include restricted stock, restricted stock units, performance stock units, and series A and series B warrants.

For each of the three and six months ended June 30, 2022 and 2021, there were no adjustments to net income (loss) for purposes of calculating basic and diluted net income (loss) per common share.

The following table reconciles the weighted average shares used in the basic and diluted net income (loss) per common share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2022	2021	2022	2021
Weighted average common shares outstanding – basic	51,757	50,999	51,680	50,661
Effect of potentially dilutive securities
Restricted stock, restricted stock units and performance stock units	603	—	591	—
Warrants	2,526	—	2,660	—
Weighted average common shares outstanding – diluted	54,886	50,999	54,931	50,661

For the three and six months ended June 30, 2021, the weighted average common shares outstanding used to calculate basic earnings per share and diluted earnings per share were the same, since the Company recorded net losses each period. Assuming the Company had recorded net income during the three and six months ended June 30, 2021, the weighted average diluted shares outstanding would have been 54.3 million (including the impact of 0.8 million restricted stock units and 2.4 million shares with respect to warrants) and 52.7 million (including the impact of 0.6 million restricted stock units and 1.4 million shares with respect to warrants), respectively.

The following outstanding securities could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive, as of the respective dates:

	June 30,
In thousands	2022	2021
Restricted stock, restricted stock units and performance stock units	124	1,255
Warrants	—	5,503

At June 30, 2022, the Company had approximately 3.4 million warrants outstanding that can be exercised for shares of our common stock, at an exercise price of $32.59 per share for the 1.8 million series A warrants outstanding and at an exercise price of $35.41 per share for the 1.6 million series B warrants outstanding. The warrants may be exercised for cash or on a cashless basis. The series A warrants are exercisable until September 18, 2025, and the series B warrants are exercisable until September 18, 2023, at which times the warrants expire. During the three and six months ended June 30, 2022, 1,796,237 and 1,822,013 warrants were exercised for a total of 987,411 shares and 1,001,564 shares, respectively, most of which were exercised on a cashless basis.

Oil and Natural Gas Properties

Write-Down of Oil and Natural Gas Properties. Under full cost accounting, the net capitalized costs of oil and natural gas properties are limited to the lower of unamortized cost or the cost center ceiling. The cost center ceiling is defined as (1)

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

We recognized a full cost pool ceiling test write-down of $14.4 million during the three months ended March 31, 2021. The write-down was primarily a result of the March 2021 acquisition of Wyoming CO2 EOR properties (see Note 2, Acquisition and Divestiture) which was recorded based on a valuation that utilized NYMEX strip oil prices at the acquisition date, which were significantly higher than the average first-day-of-the-month NYMEX oil prices used to value the cost ceiling. We did not record a ceiling test write-down during the three or six months ended June 30, 2022.

CCUS Storage Sites and Related Assets

Capitalized Costs. We capitalize various costs that we incur to acquire and develop storage sites for the injection of CO2. These costs generally include, or are expected to include, expenditures for acquiring surface and subsurface rights; third-party acquisition costs; permitting; drilling; facilities; environmental monitoring equipment for groundwater and storage site gas; engineering; capitalized interest; on-site road construction and other capital infrastructure costs. If a storage site is no longer deemed probable of being developed, all previously capitalized costs are expensed.

Amortization. Our CCUS storage sites are not yet operational. Accordingly, we currently have no amortization of capitalized costs. Amortization of these costs will begin when CO2 storage operations commence.

Note 2. Acquisition and Divestiture

2021 Acquisition of Wyoming CO2 EOR Properties

On March 3, 2021, we acquired a nearly 100% working interest (approximately 83% net revenue interest) in the Big Sand Draw and Beaver Creek EOR fields located in Wyoming from a subsidiary of Devon Energy Corporation, including surface facilities and a 46-mile CO2 transportation pipeline to the acquired fields. The acquisition purchase price was $10.9 million (after final closing adjustments) plus two contingent $4 million cash payments if NYMEX WTI oil prices average at least $50 per Bbl during each of 2021 and 2022. We made the first contingent payment in January 2022 and if the price condition is met, the second $4 million payment will be due in January 2023. The fair value of the contingent consideration recorded on our Unaudited Condensed Consolidated Balance Sheets was $3.8 million as of June 30, 2022.

The fair values allocated to our assets acquired and liabilities assumed for the acquisition, based on significant inputs not observable in the market and considered level 3 inputs, were finalized during the third quarter of 2021, after consideration of

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

2021 Divestiture of Hartzog Draw Deep Mineral Rights

On June 30, 2021, we closed the sale of undeveloped, unconventional deep mineral rights in Hartzog Draw Field in Wyoming. The cash proceeds of $18 million were recorded to “Proved properties” in our Consolidated Balance Sheets. The proceeds reduced our full cost pool; therefore, no gain or loss was recorded on the transaction, and the sale had no impact on our production or reserves.

Note 3. Revenue Recognition

We record revenue in accordance with Financial Accounting Standards Board (“FASB”) Codification (“FASC”) Topic 606, Revenue from Contracts with Customers. The core principle of FASC Topic 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount of consideration that it expects to be entitled to receive for those goods or services. Once we have delivered the volume of commodity to the delivery point and the customer takes delivery and possession, we are entitled to payment and we invoice the customer for such delivered production. Payment under most oil and CO2 contracts is received within one month following product delivery, and for natural gas and NGL contracts, payment is generally received within two months following delivery. Timing of revenue recognition may differ from the timing of invoicing to customers; however, as the right to consideration after delivery is unconditional based on only the passage of time before payment of the consideration is due, upon delivery we record a receivable in “Accrued production receivable” in our Unaudited Condensed Consolidated Balance Sheets. In certain situations, the Company enters into marketing arrangements for the purchase and subsequent sale of crude oil from third parties. We recognize the revenues received and the associated expenses incurred on these sales on a gross basis, as “Oil marketing revenues” and “Oil marketing purchases” in our Unaudited Condensed Consolidated Statements of Operations, since we act as a principal in the transaction by assuming control of the commodities purchased and responsibility to deliver the commodities sold. Revenue is recognized when control transfers to the purchaser at the delivery point based on the price received from the purchaser.

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue

The following table summarizes our revenues by product type for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2022	2021	2022	2021
Oil sales	$446,592	$280,577	$827,834	$513,621
Natural gas sales	5,378	2,131	9,047	4,532
CO2 sales and transportation fees	12,610	10,134	26,032	19,362
Oil marketing revenues	16,786	7,819	30,062	13,945
Total revenues	$481,366	$300,661	$892,975	$551,460

Note 4. Long-Term Debt

The table below reflects long-term debt outstanding as of the dates indicated:

In thousands	June 30, 2022	December 31, 2021
Senior Secured Bank Credit Agreement	$—	$35,000
Long-term debt	$—	$35,000

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

On May 4, 2022, we entered into a Second Amendment to the Bank Credit Agreement, which among other things:

•Increased the borrowing base and lender commitments from $575 million to $750 million;
•Extended the maturity date from January 30, 2024 to May 4, 2027;
•Modified the interest provisions on loans under the Bank Credit Agreement to (1) reduce the applicable margin for alternate base rate loans from 2% to 3% per annum to 1.5% to 2.5% per annum and (2) replace provisions referencing LIBOR loans with Secured Overnight Financing Rate loans, with an applicable margin of 2.5% to 3.5% per annum; and
•Permitted us to pay dividends on our common stock and make other unlimited restricted payments and investments so long as (1) no event of default or borrowing base deficiency exists; (2) our total leverage ratio is 1.5 to 1 or lower; and (3) availability under the Bank Credit Agreement is at least 20% of the borrowing base.

The Bank Credit Agreement also limits our ability to, among other things, incur and repay other indebtedness; grant liens; engage in certain mergers, consolidations, liquidations and dissolutions; engage in sales of assets; make acquisitions and investments; make other restricted payments (including redeeming, repurchasing or retiring our common stock); and enter into commodity derivative agreements, in each case subject to certain customary exceptions to such limitations, as specified in the Bank Credit Agreement. Our Bank Credit Agreement required certain minimum commodity hedge levels in connection with our emergence from bankruptcy; however, these conditions were met as of December 31, 2020, and we currently have no ongoing hedging requirements under the Bank Credit Agreement.

The Bank Credit Agreement is secured by (1) our proved oil and natural gas properties, which are held through our restricted subsidiaries; (2) the pledge of equity interests of such subsidiaries; (3) a pledge of our commodity derivative

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

For purposes of computing the current ratio per the Bank Credit Agreement, Consolidated Current Assets exclude the current portion of derivative assets but include available borrowing capacity under the Bank Credit Agreement, and Consolidated Current Liabilities exclude the current portion of derivative liabilities as well as the current portions of long-term indebtedness outstanding. As of June 30, 2022, we were in compliance with all debt covenants under the Bank Credit Agreement.

The above description of our Bank Credit Agreement is qualified by the express language and defined terms contained in the Bank Credit Agreement and amendments thereto.

Note 5. Stockholders' Equity

Share Repurchase Program

In early May 2022, our Board of Directors authorized a common share repurchase program for up to $250 million of outstanding Denbury common stock. During the second quarter of 2022, the Company repurchased 457,549 shares of Denbury common stock for $28.8 million, or $62.84 per share. Cumulatively through July 31, 2022, the Company repurchased 1,615,356 shares of Denbury common stock for approximately $100 million, or an average price of $61.92 per share. On August 2, 2022, the Board of Directors increased the dollar amount of Denbury common stock that can be purchased under the program to an aggregate of $350 million, and at that date, we were authorized to repurchase up to an additional $250.0 million of common stock. The program has no pre-established ending date and may be suspended or discontinued at any time. The Company is not obligated to repurchase any dollar amount or specific number of shares of its common stock under the program.

Employee Stock Purchase Plan

At the annual meeting of stockholders on June 1, 2022, the Company’s stockholders voted to approve the Denbury Inc. Employee Stock Purchase Plan (“ESPP”) authorizing the sale of up to 2,000,000 shares of common stock thereunder. In accordance with the ESPP, eligible employees may contribute up to 10% of eligible compensation, subject to certain limitations, to purchase previously unissued Denbury common stock. Participants in the ESPP may purchase common stock at a 15% discount to the fair market value of a share of common stock determined as the lower of the closing sales price on the first or last trading day of each offering period. We currently anticipate the first offering period under the ESPP will commence on September 1, 2022 and end on December 31, 2022. The plan is administered by the Compensation Committee of our Board of Directors.

Note 6. Income Taxes

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

We assess the valuation allowance recorded on our deferred tax assets, which was $125.5 million at December 31, 2021, on a quarterly basis. This valuation allowance on our federal and certain state deferred tax assets was recorded in September 2020

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
after the application of fresh start accounting, as (1) the tax basis of our assets, primarily our oil and gas properties, was in excess of the carrying value, as adjusted for fresh start accounting and (2) our historical pre-tax income reflected a three-year cumulative loss primarily due to ceiling test write-downs and reorganization items that were recorded in 2020. While we continued to be in a cumulative three-year-loss position through the first quarter of 2022, we initially determined as of March 31, 2022, that there was sufficient positive evidence, primarily related to a substantial increase in worldwide oil prices, to conclude that $64.9 million of our federal and certain state deferred tax assets are more likely than not to be realized. Accordingly, we reversed $5.9 million of this valuation allowance during the three months ended March 31, 2022, $18.8 million during the three months ended June 30, 2022, and currently expect to reverse the remaining $40.2 million during the second half of 2022, resulting in a reduction to our annualized effective tax rate. We continue to maintain a valuation allowance of $60.6 million for certain state tax benefits that we currently do not expect to realize before their expiration.

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. Our income taxes are based on an estimated combined federal and state statutory rate of approximately 25% in 2022 and 2021. Our effective tax rate for the three and six months ended June 30, 2022 was significantly lower than our estimated statutory rate primarily due to the release of the valuation allowance that was recorded in the three and six months ended June 30, 2022.

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

We manage and control market and counterparty credit risk through established internal control procedures that are reviewed on an ongoing basis.  We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures and diversification, and all of our commodity derivative contracts are with parties that are lenders under our Bank Credit Agreement (or affiliates of such lenders). As of June 30, 2022, all of our outstanding derivative contracts were subject to enforceable master netting arrangements whereby payables on those contracts can be offset against receivables from separate derivative contracts with the same counterparty. It is our policy to classify derivative assets and liabilities on a gross basis on our balance sheets, even if the contracts are subject to enforceable master netting arrangements.

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes our commodity derivative contracts as of June 30, 2022, none of which are classified as hedging instruments in accordance with the FASC Derivatives and Hedging topic:

Months	Index Price	Volume (Barrels per day)	Contract Prices ($/Bbl)
			Weighted Average Price
			Swap	Floor	Ceiling
Oil Contracts:
2022 Fixed-Price Swaps
July – Dec	NYMEX	9,500	$57.52	$—	$—
2022 Collars
July – Dec	NYMEX	11,500	$—	$52.39	$67.29
2023 Fixed-Price Swaps
Jan – June	NYMEX	4,500	$74.88	$—	$—
July – Dec	NYMEX	2,000	76.80	—	—
2023 Collars
Jan – June	NYMEX	17,500	$—	$69.71	$100.42
July – Dec	NYMEX	9,000	—	68.33	100.69

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

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of the periods indicated:

	Fair Value Measurements Using:
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2022
Assets
Oil derivative contracts – current	$—	$2,829	$—	$2,829
Oil derivative contracts – long-term	—	2,071	—	2,071
Total Assets	$—	$4,900	$—	$4,900

Liabilities
Oil derivative contracts – current	$—	$(162,551)	$—	$(162,551)
Oil derivative contracts – long-term	—	(5,415)	—	(5,415)
Total Liabilities	$—	$(167,966)	$—	$(167,966)

December 31, 2021
Liabilities
Oil derivative contracts – current	$—	$(134,509)	$—	$(134,509)
Total Liabilities	$—	$(134,509)	$—	$(134,509)

Since we do not apply hedge accounting for our commodity derivative contracts, any gains and losses on our assets and liabilities are included in “Commodity derivatives expense” in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Other Fair Value Measurements

The carrying value of our loans under our Bank Credit Agreement approximate fair value, as they are subject to short-term floating interest rates that approximate the rates available to us for those periods. We had no debt outstanding as of June 30, 2022, and the estimated fair value of the principal amount of our debt was $35.0 million as of December 31, 2021. We have other financial instruments consisting primarily of cash, cash equivalents, U.S. Treasury notes, short-term receivables and payables that approximate fair value due to the nature of the instrument and the relatively short maturities.

Note 9. Commitments and Contingencies

Litigation and Regulatory Proceedings

We are involved in various lawsuits, claims and regulatory proceedings incidental to our businesses.  We are also subject to audits for various taxes (income, sales and use, and severance) in the various states in which we operate, and from time to time receive assessments for potential taxes that we may owe. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows, litigation and regulatory proceedings are subject to inherent uncertainties.  We accrue for losses from litigation and claims if we determine that a loss is probable and the amount can be reasonably estimated.

On May 26, 2022, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the U.S. Department of Transportation issued a Notice of Probable Violation, Proposed Civil Penalty, and Proposed Compliance Order (“NOPV”) relating to the February 2020 pipeline failure near Satartia, Mississippi in our CO2 pipeline running between the Tinsley and Delhi fields. The NOPV proposes a preliminarily assessed civil penalty of $3.9 million in connection with the incident, which

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
we recorded in our second quarter of 2022 financial statements. We have responded to the NOPV and are pursuing discussions with PHMSA regarding the probable violations alleged in the NOPV, the proposed civil penalty, and the nature of the compliance order contained in the NOPV.

Note 10. Additional Balance Sheet Details

Trade and Other Receivables, Net

In thousands	June 30, 2022	December 31, 2021
Trade accounts receivable, net	$18,014	$10,832
Federal income tax receivable, net	597	597
Other receivables	12,307	7,841
Total	$30,918	$19,270

Accounts Payable and Accrued Liabilities

In thousands	June 30, 2022	December 31, 2021
Accounts payable	$53,007	$25,700
Accrued derivative settlements	46,888	27,336
Accrued lease operating expenses	44,195	27,901
Accrued asset retirement obligations – current	34,400	18,373
Accrued compensation	21,270	23,735
Taxes payable	12,506	14,453
Accrued exploration and development costs	10,363	18,936
Other	40,123	35,164
Total	$262,752	$191,598

Note 11. Subsequent Event

Delhi Insurance Receivable

In July 2022, we finalized a settlement agreement with certain of our insurance carriers, pursuant to which they agreed to pay Denbury $7.0 million ($6.7 million net to Denbury’s interest) as a reimbursement of previously incurred property damage costs at Delhi Field. The reimbursement is included as a reduction of “Lease operating expenses” in the accompanying Unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2022, as a result of the resolution of these claims which arose in 2013.

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

Carbon Capture, Use and Storage. CCUS is a process that captures CO2 from industrial sources and reuses it or stores the CO2 in geologic formations in order to prevent its release into the atmosphere. We utilize CO2 from industrial sources in our EOR operations, and our extensive CO2 pipeline infrastructure and operations, particularly in the Gulf Coast, are strategically located in close proximity to large sources of industrial emissions. We believe that the assets and technical expertise required for CCUS are highly aligned with our existing CO2 EOR operations, providing us with a significant advantage and opportunity to lead in the emerging CCUS industry, as the building of a permanent carbon sequestration business requires both time and capital to build assets such as those we own and have been operating for years. During the first half of 2022, approximately 39% of the CO2 utilized in our oil and gas operations was industrial-sourced CO2, equivalent to an annualized average usage rate of over 4 million metric tons in 2022. This compares to 34% utilized during the first half of 2021, with the increase related to commencing CO2 injection in the first phase of our Cedar Creek Anticline (“CCA”) EOR project. We anticipate this percentage will increase in the future as supportive U.S. government policy and public pressure on industrial CO2 emitters will provide strong incentives for these entities to capture their CO2 emissions.

As we seek to grow our CCUS business and pursue new CCUS opportunities, we have been engaged in discussions with existing and potential third-party industrial CO2 emitters regarding CO2 offtake, transportation and storage solutions. In the nearer term, while the energy transition is still evolving nationally, we believe that a key driver in speeding that transition is identifying and securing the long-term supply of industrial CO2, while also identifying potential future sequestration sites and landowners of those locations. We continue to make material progress in both of these areas, and thus far have signed agreements securing the rights to five future sequestration sites which we believe have the potential to store up to 1.5 billion metric tons of CO2. In addition, we have executed several term sheets for the future transportation and sequestration of CO2. During the first half of 2022, we capitalized $24.0 million in “CCUS storage sites and related assets” in our Unaudited Condensed Consolidated Balance Sheets, primarily consisting of acquisition costs associated with sequestration sites. While our use of CO2 in EOR is the only CCUS operation reflected in our historical financial and operational results (as a cost), we believe the incentives offered under Section 45Q of the Internal Revenue Code and the proposed Inflation Reduction Act of 2022 or otherwise will drive demand for CCUS and allow us to collect a fee for the transportation and storage of captured industrial-sourced CO2, including CO2 utilized in our EOR operations. It will likely take several years to construct new capture facilities and for dedicated storage sites to be developed. We believe our existing CO2 pipeline infrastructure, EOR operations, and experience and expertise in working with CO2 all position us to be a leader in this rapidly developing industry.

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

	Three Months Ended
In thousands, except per-unit data	June 30, 2022	March 31,2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021
Oil, natural gas, and related product sales	$451,970	$384,911	$333,348	$308,454	$282,708
Payment on settlements of commodity derivatives	(127,959)	(93,057)	(97,774)	(77,670)	(63,343)
Oil, natural gas, and related product sales and commodity derivative settlements, combined	$324,011	$291,854	$235,574	$230,784	$219,365

Average daily sales (BOE/d)	46,561	46,925	48,882	49,682	49,133

Average net realized oil prices
Oil price per Bbl - excluding impact of derivative settlements	$108.81	$93.17	$75.68	$68.88	$64.70
Oil price per Bbl - including impact of derivative settlements	77.63	70.43	53.21	51.35	50.10

Average NYMEX WTI oil prices increased from the mid-$70s per Bbl range in the fourth quarter of 2021 to approximately $95 per Bbl during the first quarter of 2022, then increasing to approximately $109 per Bbl during the second quarter of 2022. This increase in oil prices was due in part to worldwide oil supply disruptions associated with the Russian invasion of Ukraine during the first half of 2022.

As shown in the table above, our oil and natural gas revenues increased significantly during the last four quarters as oil prices increased. However, the benefit of the increase in revenues over this time period was offset in part by the impact of higher cash payments on our commodity derivative contracts. These contracts were largely required to be entered into during the fourth quarter of 2020 under the one-time requirement of our September 18, 2020 bank credit facility. During the second quarter of 2022, we paid $128.0 million related to the expiration of commodity derivative contracts and expect to make additional payments on the settlement of our contracts expiring during the remainder of 2022. In the second half of 2022, less of our production is hedged, and our hedges are at more favorable prices and with a greater mix of collars, providing the potential for us to realize a greater portion of increased oil prices.

Second Quarter 2022 Financial Results and Highlights. We recognized net income of $155.5 million, or $2.83 per diluted common share, during the second quarter of 2022, compared to a net loss of $77.7 million, or $1.52 per diluted common share, during the second quarter of 2021. The primary drivers of the comparative second quarter operating results include the following:

•Oil and natural gas revenues increased $169.3 million (60%) due primarily to an increase in oil prices;
•Commodity derivatives expense decreased by $115.8 million consisting of a $180.4 million increase in noncash fair value changes ($71.1 million gain during the second quarter of 2022 compared to a $109.3 million loss in the prior-year period), partially offset by a $64.6 million increase in cash payments upon derivative contract settlements;
•Lease operating expenses increased $14.1 million (13%), primarily consisting of increases of $6.5 million in power and fuel costs, $4.6 million in workovers, $2.8 million in labor costs, and $2.4 million in CO2 expense, partially offset by a $6.7 million insurance recovery of costs incurred in 2013 from property damage at Delhi Field;
•Taxes other than income increased $13.9 million (62%) primarily due to an increase in production taxes resulting from higher oil and gas revenues; and

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Income taxes increased to an expense of $24.8 million during the second quarter of 2022 compared to a benefit of $0.3 million during the prior-year period.

Commencement of Cedar Creek Anticline CO2 Injection. In early February 2022, we commenced CO2 injection in the first phase of our CCA EOR project and have subsequently continued to increase CO2 injections into the field. In order to stay ahead of potential supply chain delays, we plan to increase capital investment in the second half of the year at CCA to accelerate our procurement of compression equipment and construction of CO2 recycle facilities to ensure facilities are in place to handle anticipated production from the field. We continue to expect tertiary oil production response from CCA in the second half of 2023.

Common Share Repurchase Program. In early May 2022, our Board of Directors authorized a common share repurchase program for up to $250 million of outstanding Denbury common stock. During the second quarter of 2022, the Company repurchased 457,549 shares of Denbury common stock for $28.8 million, or $62.84 per share. Cumulatively through July 31, 2022, the Company repurchased 1,615,356 shares of Denbury common stock (approximately 3.2% of our outstanding shares of common stock at March 31, 2022) for approximately $100.0 million, or an average price of $61.92 per share. On August 2, 2022, the Board of Directors increased the dollar amount of Denbury common stock that can be purchased under the program to an aggregate of $350 million, and at that date, we were authorized to repurchase up to an additional $250.0 million of common stock. The program has no pre-established ending date and may be suspended or discontinued at any time. The Company is not obligated to repurchase any dollar amount or specific number of shares of its common stock under the program.

Increase in 2022 Capital Expenditure Plans. Based on inflationary cost increases and the desire to accelerate capital spending to offset potential supply chain delays, we are increasing our 2022 capital expenditures estimate for oil and gas development activities from the previously anticipated upper end of $320 million to approximately $360 million. Approximately half of the increase relates to overall service cost inflation impacting the Company’s operations, primarily related to labor and steel costs, and the rest of the increase is associated with CCA EOR development activities, where the Company is accelerating the purchase of compression equipment and construction of CO2 recycle facilities to ensure the field is ready to process the expected oil production response. In addition, our original budget for CCUS capital is still estimated at $50 million, but could increase depending on activity in the second half of the year. See further discussion under Capital Resources and Liquidity – 2022 Plans and Capital Budget.

May 2022 Amendment to Senior Secured Bank Credit Agreement. In early May 2022, we amended our bank credit facility to among other things, (1) increase the borrowing base and lender commitments to $750 million, (2) extend the maturity date to May 4, 2027, (3) modify certain interest rate provisions, and (4) provide additional flexibility regarding our ability to make restricted payments and investments. See further discussion of this amendment under Capital Resources and Liquidity – Senior Secured Bank Credit Agreement. As of June 30, 2022, we had no outstanding borrowings on our senior secured bank credit facility.

Warrant Exercises. During the three and six months ended June 30, 2022, 1,796,237 and 1,822,013 warrants were exercised for a total of 987,411 shares and 1,001,564 shares, respectively, most of which were exercised on a cashless basis. At June 30, 2022, the Company had approximately 3.4 million warrants outstanding that can be exercised for shares of our common stock, which represents approximately 60.9% of the aggregate series A and B warrants issued in September 2020, at an exercise price of $32.59 per share for the 1.8 million series A warrants outstanding and at an exercise price of $35.41 per share for the 1.6 million series B warrants outstanding. The warrants may be exercised for cash or on a cashless basis. The series A warrants are exercisable until September 18, 2025, and the series B warrants are exercisable until September 18, 2023, at which times the warrants expire.

CAPITAL RESOURCES AND LIQUIDITY

Overview. Our cash flows from operations and availability under our senior secured bank credit facility are our primary sources of capital and liquidity. Our most significant cash capital outlays relate to our oil and gas development capital expenditures and CCUS initiatives.

As of June 30, 2022, we had no outstanding borrowings and $12.0 million of outstanding letters of credit under our $750 million senior secured bank credit facility, leaving us with $738.0 million of borrowing base availability and approximately $738.5 million of total liquidity including our cash position at June 30, 2022. This liquidity is more than adequate to meet our

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
currently planned operating and capital needs as we currently project our cash flow from operations to significantly exceed our planned capital expenditures in 2022. In early May 2022, we amended our bank credit facility to among other things, increase the borrowing base availability and lender commitments to $750 million (see further discussion of this amendment under Senior Secured Bank Credit Agreement below).

Six Months Ended 2022 Sources and Uses. During the first half of 2022, we generated cash flows from operations of $240.1 million, while incurring capital costs of $169.9 million, consisting primarily of oil and gas development capital expenditures of $143.9 million, CCUS related capital expenditures of $23.9 million, and capitalized interest of $2.1 million. During the second quarter of 2022, the Company also repurchased 457,549 shares of Denbury common stock for $28.8 million, or $62.84 per share.

As further discussed below, based on oil price futures as of early August 2022, we currently anticipate funding all of our 2022 capital budget from projected operating cash flow while also generating excess cash flow. As the level of excess cash we expect to generate in 2022 and future periods has increased with the rise in oil prices during 2022, our Board of Directors adopted a share repurchase program in early May 2022 authorizing the repurchase of up to $250 million of Denbury’s common stock. Cumulatively through July 31, 2022, the Company repurchased 1,615,356 shares of Denbury common stock (approximately 3.2% of our outstanding shares of common stock at March 31, 2022) for approximately $100 million, or an average price of $61.92 per share. On August 2, 2022, the Board of Directors increased the dollar amount of Denbury common stock that can be purchased under the program to an aggregate of $350 million, and at that date, we were authorized to repurchase up to an additional $250.0 million of common stock. The ultimate level of excess cash we may generate in 2022 and future periods will be highly dependent on oil prices and many other factors, but we currently believe our level of cash flow generation will be adequate to fund our EOR and CCUS strategic priorities while also returning capital to our shareholders through our share repurchase program.

2022 Plans and Capital Budget. Based on inflationary cost increases and the desire to accelerate capital spending to offset potential supply chain delays, we are increasing our 2022 capital expenditures estimate for oil and gas development activities from the previously anticipated upper end of our range of $320 million to approximately $360 million. Approximately half of the increase relates to overall service cost inflation impacting the Company’s operations, primarily related to labor and steel costs, and the rest of the increase is associated with CCA EOR development activities, where the Company is accelerating the purchase of compression equipment and construction of CO2 recycle facilities to ensure the field is ready to process the expected oil production response. In addition, anticipated spending for our CCUS business of approximately $50 million remains unchanged but could increase depending on activity levels in the second half of the year, with expenditures primarily focused on securing CO2 sequestration sites and drilling one or more stratigraphic test wells in those sequestration sites.

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Capital Expenditure Summary. The following table reflects incurred capital expenditures for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
In thousands	2022	2021
Capital expenditure summary(1)
CCA EOR field expenditures(2)	$39,205	$9,100
CCA CO2 pipelines	1,241	9,999
CCA tertiary development	40,446	19,099
Non-CCA tertiary and non-tertiary fields	86,437	40,297
CO2 sources and other CO2 pipelines	2,110	—
Capitalized internal costs(3)	14,903	14,785
Oil & gas development capital expenditures	143,896	74,181
CCUS storage sites and related capital expenditures	23,900	—
Acquisitions of oil and natural gas properties(4)	374	10,811
Capitalized interest	2,133	2,251
Total capital expenditures	$170,303	$87,243

(1)Capital expenditures in this summary are presented on an as-incurred basis (including accruals), and are $7.6 million lower than the capital expenditures in the Unaudited Condensed Consolidated Statements of Cash Flows which are presented on a cash basis.
(2)Includes pre-production CO2 costs associated with the CCA EOR development project totaling $10.8 million during the first half of 2022.
(3)Includes capitalized internal acquisition, exploration and development costs and pre-production tertiary startup costs.
(4)Primarily consists of working interest positions in the Wind River Basin enhanced oil recovery fields acquired on March 3, 2021.

Supply Chain Issues and Potential Cost Inflation. Recent worldwide and U.S. supply chain issues, together with rising commodity prices and tight labor markets in the U.S., have increased our costs during late 2021 and thus far in 2022. Based on cost increases and shortages experienced across the industry and higher fuel and power costs thus far in 2022, we anticipate additional increases in the cost of, and demand for, goods and services and wages in our operations during the remainder of 2022 which could negatively impact our results of operations and cash flows in future periods.

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

On May 4, 2022, we entered into a Second Amendment to the Bank Credit Agreement, which among other things:

•Increased the borrowing base and lender commitments from $575 million to $750 million;
•Extended the maturity date from January 30, 2024 to May 4, 2027;
•Modified the interest provisions on loans under the Bank Credit Agreement to (1) reduce the applicable margin for alternate base rate loans from 2% to 3% per annum to 1.5% to 2.5% per annum and (2) replace provisions referencing LIBOR loans with Secured Overnight Financing Rate loans, with an applicable margin of 2.5% to 3.5% per annum; and
•Permitted us to pay dividends on our common stock and make other unlimited restricted payments and investments so long as (1) no event of default or borrowing base deficiency exists; (2) our total leverage ratio is 1.5 to 1 or lower; and (3) availability under the Bank Credit Agreement is at least 20% of the borrowing base.

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Bank Credit Agreement also limits our ability to, among other things, incur and repay other indebtedness; grant liens; engage in certain mergers, consolidations, liquidations and dissolutions; engage in sales of assets; make acquisitions and investments; make other restricted payments (including redeeming, repurchasing or retiring our common stock); and enter into commodity derivative agreements, in each case subject to certain customary exceptions to such limitations, as specified in the Bank Credit Agreement. Our Bank Credit Agreement required certain minimum commodity hedge levels in connection with our emergence from bankruptcy; however, these conditions were met as of December 31, 2020, and we currently have no ongoing hedging requirements under the Bank Credit Agreement.

The Bank Credit Agreement contains certain financial performance covenants including the following:

•A Consolidated Total Debt to Consolidated EBITDAX covenant (as defined in the Bank Credit Agreement), with such ratio not to exceed 3.5 times; and
•A requirement to maintain a current ratio (i.e., Consolidated Current Assets to Consolidated Current Liabilities) of 1.0.

For purposes of computing the current ratio per the Bank Credit Agreement, Consolidated Current Assets exclude the current portion of derivative assets but include available borrowing capacity under the Bank Credit Agreement, and Consolidated Current Liabilities exclude the current portion of derivative liabilities as well as the current portions of long-term indebtedness outstanding. Under these financial performance covenant calculations, as of June 30, 2022, our ratio of consolidated total debt to consolidated EBITDAX was 0.00 to 1.0 (with a maximum permitted ratio of 3.5 to 1.0) and our current ratio was 2.70 to 1.0 (with a required ratio of not less than 1.0 to 1.0). Based upon our currently forecasted levels of production and costs, hedges in place as of August 3, 2022, and current oil commodity futures prices, we currently anticipate continuing to be in compliance with our financial performance covenants during the foreseeable future.

The above description of our Bank Credit Agreement is qualified by the express language and defined terms contained in the Bank Credit Agreement and amendments thereto, each of which is filed as an exhibit to our periodic reports filed with the Securities and Exchange Commission (“SEC”). The Second Amendment to the Credit Agreement, which is attached as Exhibit 10(d) to the Form 10-Q filed on May 6, 2022, contains the full text of the current version of the Bank Credit Agreement inclusive of all changes made by virtue of both the First and Second Amendments thereto.

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

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Certain of our operating results and statistics for the comparative three and six months ended June 30, 2022 and 2021 are included in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30
In thousands, except per-share and unit data	2022	2021	2022	2021
Financial results
Net income (loss)(1)	$155,494	$(77,695)	$154,622	$(147,337)
Net income (loss) per common share – basic(1)	3.00	(1.52)	2.99	(2.91)
Net income (loss) per common share – diluted(1)	2.83	(1.52)	2.81	(2.91)
Net cash provided by operating activities	149,965	90,882	240,108	143,538
Average daily sales volumes
Bbls/d	45,104	47,653	45,284	46,834
Mcf/d	8,741	8,882	8,747	8,494
BOE/d(2)	46,561	49,133	46,742	48,250
Oil and natural gas sales
Oil sales	$446,592	$280,577	$827,834	$513,621
Natural gas sales	5,378	2,131	9,047	4,532
Total oil and natural gas sales	$451,970	$282,708	$836,881	$518,153
Commodity derivative contracts(3)
Payment on settlements of commodity derivatives	$(127,959)	$(63,343)	$(221,016)	$(101,796)
Noncash fair value gains (losses) on commodity derivatives	71,105	(109,321)	(28,557)	(186,611)
Commodity derivatives expense	$(56,854)	$(172,664)	$(249,573)	$(288,407)
Unit prices – excluding impact of derivative settlements
Oil price per Bbl	$108.81	$64.70	$101.00	$60.59
Natural gas price per Mcf	6.76	2.64	5.71	2.95
Unit prices – including impact of derivative settlements(3)
Oil price per Bbl	$77.63	$50.10	$74.03	$48.58
Natural gas price per Mcf	6.76	2.64	5.71	2.95
Oil and natural gas operating expenses
Lease operating expenses	$124,351	$110,225	$242,179	$192,195
Transportation and marketing expenses	4,802	8,522	9,447	16,319
Production and ad valorem taxes	35,570	21,836	66,013	39,731
Oil and natural gas operating revenues and expenses per BOE
Oil and natural gas revenues	$106.67	$63.23	$98.92	$59.33
Lease operating expenses	29.35	24.65	28.63	22.01
Transportation and marketing expenses	1.13	1.91	1.12	1.87
Production and ad valorem taxes	8.40	4.88	7.80	4.55
CO2 – revenues and expenses
CO2 sales and transportation fees	$12,610	$10,134	$26,032	$19,362
CO2 operating and discovery expenses	(1,681)	(1,531)	(4,498)	(2,524)
CO2 revenue and expenses, net	$10,929	$8,603	$21,534	$16,838

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

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Sales Volumes

Average daily sales volumes by area for each of the four quarters of 2021 and for the first and second quarters of 2022 is shown below:

	Average Daily Sales Volumes (BOE/d)
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Operating Area	2022	2022	2021	2021	2021	2021
Tertiary oil sales volumes
Gulf Coast region
Delhi	2,478	2,675	2,731	2,859	2,931	2,925
Hastings	4,304	4,430	4,212	4,343	4,487	4,226
Heidelberg	3,528	3,653	3,797	3,895	3,942	4,054
Oyster Bayou	3,423	3,745	4,039	3,942	3,791	3,554
Tinsley	3,050	3,015	3,353	3,390	3,455	3,424
Other(1)	5,422	5,498	5,801	5,907	6,074	6,098
Total Gulf Coast region	22,205	23,016	23,933	24,336	24,680	24,281
Rocky Mountain region
Bell Creek	4,122	4,474	4,331	4,330	4,394	4,614
Other(2)	5,064	4,746	4,551	4,703	4,378	2,573
Total Rocky Mountain region	9,186	9,220	8,882	9,033	8,772	7,187
Total tertiary oil sales volumes	31,391	32,236	32,815	33,369	33,452	31,468
Non-tertiary oil and gas sales volumes
Gulf Coast region
Total Gulf Coast region	3,566	3,630	3,929	3,763	3,415	3,621
Rocky Mountain region
Cedar Creek Anticline	10,224	9,721	10,784	11,182	10,918	11,150
Other(3)	1,380	1,338	1,354	1,368	1,348	1,118
Total Rocky Mountain region	11,604	11,059	12,138	12,550	12,266	12,268
Total non-tertiary sales volumes	15,170	14,689	16,067	16,313	15,681	15,889
Total sales volumes	46,561	46,925	48,882	49,682	49,133	47,357

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

Total sales volumes during the second quarter of 2022 averaged 46,561 BOE/d, including 31,391 Bbls/d from tertiary properties and 15,170 BOE/d from non-tertiary properties. This sales volume was relatively flat with first quarter of 2022 sales volumes as sales volume increases at CCA, Wind River Basin (262 BOE/d increase) and Grieve fields (297 BOE/d increase) in the Rocky Mountain region were offset by declines across various fields, with the largest declines at Bell Creek and Oyster Bayou due to downtime related to compressor and workover activities. On a year-over-year basis, sales volumes decreased 2,572 BOE/d (5%) compared to sales levels in the second quarter of 2021 primarily attributable to low levels of capital investment and development spending in recent years (excluding the new EOR development at CCA). We currently expect sales volumes during the third quarter of 2022 to be consistent with the second quarter of 2022 and sales volumes to increase during the fourth quarter of 2022, as a result of incremental production increases from development projects completed in the first half of the year.

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our sales volumes during the three and six months ended June 30, 2022 were 97% oil, consistent with our sales during the comparable prior-year periods.

Oil and Natural Gas Revenues

Our oil and natural gas revenues during the three and six months ended June 30, 2022 increased 60% and 62%, respectively, compared to these revenues for the same periods in 2021.  The changes in our oil and natural gas revenues are due to higher realized commodity prices (excluding any impact of our commodity derivative contracts), as reflected in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022 vs. 2021		2022 vs. 2021
In thousands	Increase (Decrease) in Revenues	Percentage Increase (Decrease) in Revenues	Increase (Decrease) in Revenues	Percentage Increase (Decrease) in Revenues
Change in oil and natural gas revenues due to:
Decrease in sales volumes	$(14,799)	(5)%	$(16,191)	(3)%
Increase in realized commodity prices	184,061	65%	334,919	65%
Total increase in oil and natural gas revenues	$169,262	60%	$318,728	62%

Excluding any impact of our commodity derivative contracts, our average net realized commodity prices and NYMEX differentials were as follows during the three months ended March 31, 2022 and 2021 and the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Three Months Ended		Six Months Ended
	March 31,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021
Average net realized prices
Oil price per Bbl	$93.17	$56.28	$108.81	$64.70	$101.00	$60.59
Natural gas price per Mcf	4.66	3.29	6.76	2.64	5.71	2.95
Price per BOE	91.14	55.24	106.67	63.23	98.92	59.33
Average NYMEX differentials
Gulf Coast region
Oil per Bbl	$(1.37)	$(1.37)	$0.16	$(1.13)	$(0.72)	$(1.23)
Natural gas per Mcf	0.16	0.68	0.02	(0.11)	0.01	0.30
Rocky Mountain region
Oil per Bbl	$(1.38)	$(1.80)	$0.01	$(1.59)	$(0.59)	$(1.54)
Natural gas per Mcf	0.08	0.49	(1.12)	(0.47)	(0.49)	(0.04)
Total Company
Oil per Bbl	$(1.37)	$(1.54)	$0.09	$(1.32)	$(0.67)	$(1.36)
Natural gas per Mcf	0.11	0.58	(0.71)	(0.33)	(0.31)	0.11

Prices received in a regional market fluctuate frequently and can differ from NYMEX pricing due to a variety of reasons, including supply and/or demand factors, crude oil quality, and location differentials.

•Gulf Coast Region. Our average NYMEX oil differential in the Gulf Coast region was a positive $0.16 per Bbl during the second quarter of 2022, an improvement compared to a negative $1.13 per Bbl during the second quarter of 2021 and a negative $1.37 per Bbl during the first quarter of 2022. During the second quarter of 2022, the Company

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
modified certain of its sales contracts and benefited from improved pricing for its Gulf Coast grades relative to NYMEX WTI prices.

•Rocky Mountain Region. NYMEX oil differentials in the Rocky Mountain region were essentially flat with NYMEX WTI prices during the second quarter of 2022, compared to $1.59 per Bbl below NYMEX during the second quarter of 2021 and $1.38 per Bbl below NYMEX during the first quarter of 2022. Similar to our differentials in the Gulf Coast region, differentials in the Rocky Mountain region improved significantly during the second quarter of 2022 as regional demand for our Rockies crude was strong. Differentials in the Rocky Mountain region tend to fluctuate with regional supply and demand trends and can fluctuate significantly on a month-to-month basis due to weather, refinery or transportation issues, and Canadian and U.S. crude oil price index volatility.

CO2 Revenues and Expenses

We sell a portion of the CO2 we own to third-party industrial users at various contracted prices primarily under long-term contracts. We recognize the revenue received on these CO2 sales as “CO2 sales and transportation fees” with the corresponding costs recognized as “CO2 operating and discovery expenses” in our Unaudited Condensed Consolidated Statements of Operations. CO2 sales and transportation fees were $12.6 million and $26.0 million during the three and six months ended June 30, 2022, respectively, compared to $10.1 million and $19.4 million during the three and six-month periods ended June 30, 2021, respectively. The increases from the prior-year periods were primarily due to new contracts and an increase in CO2 sales volumes.

Oil Marketing Revenues and Purchases

In certain situations, we purchase and subsequently sell oil from third parties. We recognize the revenue received and the associated expenses incurred on these sales on a gross basis as “Oil marketing revenues” and “Oil marketing purchases” in our Unaudited Condensed Consolidated Statements of Operations.

Commodity Derivative Contracts

The following table summarizes the impact our crude oil derivative contracts had on our operating results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2022	2021	2022	2021
Payment on settlements of commodity derivatives	$(127,959)	$(63,343)	$(221,016)	$(101,796)
Noncash fair value gains (losses) on commodity derivatives	71,105	(109,321)	(28,557)	(186,611)
Total expense	$(56,854)	$(172,664)	$(249,573)	$(288,407)

Changes in our commodity derivatives expense are related to the expiration of commodity derivative contracts, changes in oil futures prices between the second quarter of 2021 and 2022, and new commodity derivative contract commitments for future periods. During the first half of 2022, we paid $221.0 million upon settlement of commodity derivative contracts, corresponding with the large increase in oil prices and the Company’s oil revenues during that same period.

In order to provide a level of price protection to a portion of our oil production, we have hedged a portion of our estimated oil production through 2023 using NYMEX fixed-price swaps and costless collars. See Note 7, Commodity Derivative Contracts, to the Unaudited Condensed Consolidated Financial Statements for additional details of our outstanding commodity

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
derivative contracts as of June 30, 2022, and Item 3, Quantitative and Qualitative Disclosures about Market Risk below for additional discussion. In addition, the following table summarizes our commodity derivative contracts as of August 3, 2022:

		2H 2022	1H 2023	2H 2023
WTI NYMEX	Volumes Hedged (Bbls/d)	9,500	4,500	2,000
Fixed-Price Swaps	Weighted Average Swap Price	$57.52	$74.88	$76.80
WTI NYMEX	Volumes Hedged (Bbls/d)	11,500	17,500	9,000
Collars	Weighted Average Floor / Ceiling Price	$52.39 / $67.29	$69.71 / $100.42	$68.33 / $100.69
	Total Volumes Hedged (Bbls/d)	21,000	22,000	11,000

Based on current contracts in place and NYMEX oil futures prices as of August 3, 2022, which averaged approximately $89 per Bbl, we currently expect that we would make cash payments of approximately $115 million upon settlement of our July through December 2022 contracts, the amount of which is primarily dependent upon fluctuations in future NYMEX oil prices in relation to the prices of our remaining 2022 fixed-price swaps which have a weighted average NYMEX oil price of $57.52 per Bbl and weighted average ceiling prices of our 2022 collars of $67.29 per Bbl. Changes in commodity prices, expiration of contracts, and new commodity contract commitments cause fluctuations in the estimated fair value of our oil derivative contracts. Because we do not utilize hedge accounting for our commodity derivative contracts, the period-to-period changes in the fair value of these contracts, as outlined above, are recognized in our statements of operations.

Production Expenses

Lease Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per-BOE data	2022	2021	2022	2021
Total lease operating expenses	$124,351	$110,225	$242,179	$192,195

Total lease operating expenses per BOE	$29.35	$24.65	$28.63	$22.01

Total lease operating expenses increased $14.1 million (13%) and $50.0 million (26%) on an absolute-dollar basis, or $4.70 (19%) and $6.62 (30%) on a per-BOE basis, during the three and six months ended June 30, 2022, respectively, compared to the same prior-year periods. The increases on an absolute-dollar and per-BOE basis during the three months ended June 30, 2022 were primarily due to increases of $6.5 million in power and fuel costs, $4.6 million in workovers, $2.8 million in labor costs, and $2.4 million in CO2 expense, partially offset by an insurance reimbursement totaling $6.7 million recorded for property damage costs incurred during 2013 at Delhi Field. The increase in lease operating expenses during the six months ended June 30, 2022 was further impacted by (a) a benefit of $16.3 million during the six months ended June 30, 2021 resulting from compensation under the Company’s power agreements for power interruption during the severe winter storm in February 2021 which related to power outages in Texas and disrupted the Company’s operations and (b) an additional $9.5 million of expense as the 2022 period reflects an entire six month’s worth of lease operating expenses from our March 2021 acquisition of Wind River Basin properties. Compared to the first quarter of 2022, lease operating expenses in the most recent quarter increased $6.5 million (6%) on an absolute-dollar basis and $1.45 (5%) on a per-BOE basis, due primarily to higher workover, labor costs, CO2 expense, and power and fuel costs, partially offset by the insurance reimbursement discussed above.

Transportation and Marketing Expenses

Transportation and marketing expenses primarily consist of amounts incurred relating to the transportation, marketing, and processing of oil and natural gas production. Transportation and marketing expenses were $4.8 million and $8.5 million for the three months ended June 30, 2022 and 2021, respectively, and $9.4 million and $16.3 million for the six months ended June 30, 2022 and 2021, respectively. The decreases during the most recent comparative three and six-month periods were primarily due to a change in the sales contracts of certain of our production, which reduced our transportation expense.

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Taxes Other Than Income

Taxes other than income includes production, ad valorem and franchise taxes. Taxes other than income increased $13.9 million (62%) and $26.4 million (64%) during the three and six months ended June 30, 2022, respectively, compared to the same prior-year periods, due primarily to an increase in production taxes resulting from higher oil and natural gas revenues.

General and Administrative Expenses (“G&A”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per-BOE data and employees	2022	2021	2022	2021
Cash G&A costs	$15,131	$12,898	$30,852	$27,201
Stock-based compensation	4,104	2,552	7,075	20,232
G&A expense	$19,235	$15,450	$37,927	$47,433

G&A per BOE
Cash G&A costs	$3.57	$2.89	$3.65	$3.11
Stock-based compensation	0.97	0.57	0.83	2.32
G&A expenses	$4.54	$3.46	$4.48	$5.43

Employees as of period end	740	690

Our G&A expense on an absolute-dollar basis was $19.2 million during the three months ended June 30, 2022, an increase of $3.8 million from the same prior-year period, primarily due to higher employee-related costs ($1.6 million for stock-based compensation) and higher professional service fees. During the six months ended June 30, 2022, our G&A expense decreased $9.5 million, primarily due to a decrease in stock-based compensation as the six months ended June 30, 2021 included $15.3 million of stock-based compensation expense in the first quarter of 2021 resulting from the accelerated performance achievement and vesting of performance-based equity awards granted in late 2020, partially offset by higher employee-related costs and professional service fees.

Interest and Financing Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per-BOE data and interest rates	2022	2021	2022	2021
Cash interest(1)	$1,252	$1,735	$2,382	$3,669
Noncash interest expense	1,249	685	1,934	1,370
Less: capitalized interest	(975)	(1,168)	(2,133)	(2,251)
Interest expense, net	$1,526	$1,252	$2,183	$2,788
Interest expense, net per BOE	$0.36	$0.28	$0.26	$0.32
Average debt principal outstanding	$29,088	$107,542	$31,669	$121,392
Average cash interest rate(2)	6.0%	4.2%	5.7%	4.1%

(1)Includes commitment fees paid on the Company’s bank credit facility but excludes debt issue costs.
(2)Excludes commitment fees paid on the Company’s bank credit facility and debt issue costs.

Cash interest during the three and six months ended June 30, 2022 decreased $0.5 million (28%) and $1.3 million (35%) when compared to the same prior-year periods. The decreases between periods were primarily due to repayment of our pipeline financings in October 2021 and a decrease in the average principal outstanding on our senior secured bank credit facility. The

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
increase in noncash interest expense during the three and six months ended June 30, 2022, compared to the same prior-year periods, was due to a write-off of debt issuance costs related to lenders who exited our senior secured bank credit facility in conjunction with our May 2022 amendment.

Depletion, Depreciation, and Amortization (“DD&A”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per-BOE data	2022	2021	2022	2021
Oil and natural gas properties	$29,084	$28,550	$57,752	$60,565
CO2 properties, pipelines, plants and other property and equipment	6,316	7,831	12,993	15,266
Total DD&A	$35,400	$36,381	$70,745	$75,831

DD&A per BOE
Oil and natural gas properties	$6.86	$6.39	$6.83	$6.94
CO2 properties, pipelines, plants and other property and equipment	1.49	1.75	1.53	1.74
Total DD&A cost per BOE	$8.35	$8.14	$8.36	$8.68

Write-down of oil and natural gas properties	$—	$—	$—	$14,377

The decrease in DD&A expense during the three months ended June 30, 2022, when compared to the same period in 2021, was primarily due to lower depreciation on other fixed assets and CO2 sources, partially offset by higher accretion expense related to asset retirement obligations at our oil and gas properties. DD&A expense decreased $5.1 million during the six months ended June 30, 2022, when compared to the same prior-year period, primarily due to a lower depletion rate as a result of an increase in our estimate of proved reserves between the periods based on higher commodity pricing and lower depreciation on other fixed assets and CO2 sources.

First Quarter 2021 Full Cost Pool Ceiling Test Write-Down

Under full cost accounting rules, we are required each quarter to perform a ceiling test calculation. Under these rules, the full cost ceiling value is calculated using the average first-day-of-the-month oil and natural gas price for each month during a 12-month rolling period prior to the end of a particular reporting period. We recognized a full cost pool ceiling test write-down of $14.4 million during the three months ended March 31, 2021. The write-down was primarily a result of the March 2021 acquisition of Wyoming CO2 EOR properties (see Note 2, Acquisition and Divestiture) which was recorded based on a valuation that utilized NYMEX strip oil prices at the acquisition date, which were significantly higher than the average first-day-of-the-month NYMEX oil prices used to value the cost ceiling. We did not record a ceiling test write-down during the three or six months ended June 30, 2022.

Other Expenses

Other expenses during the three and six months ended June 30, 2022 include a $3.9 million accrual for a preliminarily assessed civil penalty proposed by the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation in a Notice of Probable Violation (see Item 1, Legal Proceedings – Notice of Probable Violation from Pipeline and Hazardous Materials Safety Administration (“PHMSA”) Regarding Delta-Tinsley CO2 Pipeline Failure). Other expenses totaled $3.2 million and $5.4 million during the three and six months ended June 30, 2021, respectively.

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per-BOE amounts and tax rates	2022	2021	2022	2021
Current income tax expense (benefit)	$2,912	$(260)	$2,351	$(451)
Deferred income tax expense (benefit)	21,936	(36)	15,992	(87)
Total income tax expense (benefit)	$24,848	$(296)	$18,343	$(538)
Average income tax expense (benefit) per BOE	$5.87	$(0.07)	$2.17	$(0.06)
Effective tax rate	13.8%	0.4%	10.6%	0.4%
Total net deferred tax liability	$17,630	$1,187

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. Our income taxes are based on an estimated combined federal and state statutory rate of approximately 25% in 2022 and 2021. Our effective tax rate for the three and six months ended June 30, 2022 was significantly lower than our estimated statutory rate primarily due to the release of the valuation allowance that was recorded in the three and six months ended June 30, 2022. Our annualized effective tax rate for the year ended December 31, 2022 is currently estimated to be approximately 15%, as it includes the impact of the release of an additional $40.2 million of valuation allowances over the remaining two quarters of 2022. This rate could move higher or lower based on our ultimate level of income.

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

We assess the valuation allowance recorded on our deferred tax assets, which was $125.5 million at December 31, 2021, on a quarterly basis. This valuation allowance on our federal and certain state deferred tax assets was recorded in September 2020 after the application of fresh start accounting, as (1) the tax basis of our assets, primarily our oil and gas properties, was in excess of the carrying value, as adjusted for fresh start accounting and (2) our historical pre-tax income reflected a three-year cumulative loss primarily due to ceiling test write-downs and reorganization items that were recorded in 2020. While we continued to be in a cumulative three-year-loss position during the first quarter of 2022, we initially determined, at that time, that there was sufficient positive evidence, primarily related to a substantial increase in worldwide oil prices, to conclude that $64.9 million of our federal and certain state deferred tax assets are more likely than not to be realized. Accordingly, we reversed $5.9 million of this valuation allowance during the three months ended March 31, 2022, $18.8 million during the three months ended June 30, 2022, and currently expect to reverse the remaining $40.2 million during the second half of 2022, resulting in a reduction to our annualized effective tax rate. We will continue to maintain a valuation allowance of $60.6 million for certain state tax benefits that we currently do not expect to realize before their expiration.

As of June 30, 2022, we had $0.6 million of alternative minimum tax credits, which under the Tax Cut and Jobs Act will be refundable by 2022 and are recorded as a receivable on the balance sheet. Our significant state net operating loss carryforwards expire in various years, starting in 2025.

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Per-BOE Data

The following table summarizes our cash flow and results of operations on a per-BOE basis for the comparative periods.  Each of the significant individual components is discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Per-BOE data	2022	2021	2022	2021
Oil and natural gas revenues	$106.67	$63.23	$98.92	$59.33
Payment on settlements of commodity derivatives	(30.20)	(14.17)	(26.13)	(11.65)
Lease operating expenses	(29.35)	(24.65)	(28.63)	(22.01)
Production and ad valorem taxes	(8.40)	(4.88)	(7.80)	(4.55)
Transportation and marketing expenses	(1.13)	(1.91)	(1.12)	(1.87)
Production netback	37.59	17.62	35.24	19.25
CO2 sales, net of operating and discovery expenses	2.58	1.93	2.55	1.93
General and administrative expenses(1)	(4.54)	(3.46)	(4.48)	(5.43)
Interest expense, net	(0.36)	(0.28)	(0.26)	(0.32)
Stock compensation and other	(1.01)	0.12	(0.45)	1.95
Changes in assets and liabilities relating to operations	1.13	4.40	(4.22)	(0.94)
Cash flows from operations	35.39	20.33	28.38	16.44
DD&A	(8.35)	(8.14)	(8.36)	(8.68)
Write-down of oil and natural gas properties	—	—	—	(1.65)
Deferred income taxes	(5.18)	0.01	(1.89)	0.01
Noncash fair value gains (losses) on commodity derivatives	16.78	(24.45)	(3.37)	(21.37)
Other noncash items	(1.94)	(5.13)	3.52	(1.62)
Net income (loss)	$36.70	$(17.38)	$18.28	$(16.87)

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

FORWARD-LOOKING INFORMATION

The data and/or statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements found in the section Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding possible or assumed future results of operations, cash flows, production and capital expenditures, and other plans and objectives for the future operations of Denbury, projections or assumptions as to oil markets or general economic conditions and the economics of a carbon capture, use and storage industry (“CCUS”), are forward-looking statements, as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve a number of risks and uncertainties.

Such forward-looking statements may be or may concern, among other things, the level and sustainability of recent higher worldwide oil prices; the extent of future oil price volatility; current or future liquidity sources or their adequacy to support our

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
anticipated future activities; statements or predictions related to the ultimate timing and financial impact of our current or proposed carbon capture, use and storage arrangements; our projected production levels, oil and natural gas revenues, oil and gas prices and oilfield costs, the impact of current supply chain and inflation on our results of operations; current or future expectations or estimations of our cash flows or the impact of changes in commodity prices on cash flows; availability, terms and financial statement and cash settlement impact of commodity derivative contracts or their predicted downside cash flow protection; forecasted drilling activity or methods, including the timing and location thereof; estimated timing of commencement of CO2 injections in particular fields or areas, or initial production responses in tertiary flooding projects; other development activities, finding costs, interpretation or prediction of formation details, hydrocarbon reserve quantities and values, CO2 reserves and supply and their availability, potential reserves, barrels or percentages of recoverable original oil in place; the impact of changes or proposed changes in Federal or state tax or environmental laws or regulations; the outcomes of any pending litigation or regulatory proceedings; and overall worldwide or U.S. economic conditions, and other variables surrounding operations and future plans.  Such forward-looking statements generally are accompanied by words such as “plan,” “estimate,” “expect,” “predict,” “forecast,” “to our knowledge,” “anticipate,” “projected,” “preliminary,” “should,” “assume,” “believe,” “may” or other words that convey, or are intended to convey, the uncertainty of future events or outcomes.

Such forward-looking information is based upon management’s current plans, expectations, estimates, and assumptions that could significantly and adversely affect current plans, anticipated outcomes, the timing of such actions and our financial condition and results of operations.  As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by us or on our behalf.  Among the factors that could cause actual results to differ materially are fluctuations in worldwide or U.S. oil prices, especially as oil prices are affected by the war in Ukraine, and geopolitical and economic consequences of such war and resulting financial sanctions; decisions as to production levels and/or pricing by OPEC or U.S. producers in future periods; the impact of COVID-19 or other viral outbreaks on economic activity levels and ultimately oil prices; the pace and terms of agreements reached with third parties for the capture, transportation, use and ultimate permanent sequestration of CO2; the timing and success of CCUS projects that, while undertaken by third parties, are related to our CCUS efforts; success of our risk management techniques; the uncertainty of drilling results and reserve estimates; operating hazards and remediation costs; disruption of operations and damages from cybersecurity breaches, or from well incidents, climate events such as hurricanes, tropical storms, floods, forest fires, or other natural occurrences; conditions in the worldwide financial, trade currency and credit markets; the risks and uncertainties inherent in oil and gas drilling and production activities; and the risks and uncertainties set forth from time to time in this or our other public reports, filings and public statements including, without limitation, the Company’s most recent Form 10-K.

Denbury Inc.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Derivative Contracts

We enter into oil derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future oil production and to provide more certainty to our future cash flows.  We do not hold or issue derivative financial instruments for trading purposes.  Generally, these contracts have consisted of various combinations of price floors, collars, three-way collars, fixed-price swaps, fixed-price swaps enhanced with a sold put, and basis swaps.  The production that we hedge has varied from year to year depending on our levels of debt, financial strength, expectation of future commodity prices, and occasionally requirements under our bank credit facility.  As of June 30, 2022, we do not have any hedging requirements under our Bank Credit Agreement. In order to provide a level of price protection to a portion of our oil production, we have hedged a portion of our estimated oil production through 2023 using NYMEX fixed-price swaps and costless collars. Depending on market conditions, we may continue to add to our existing 2022 and 2023 hedges. See also Note 6, Income Taxes, and Note 8, Fair Value Measurements, to the Unaudited Condensed Consolidated Financial Statements for additional information regarding our commodity derivative contracts.

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

At June 30, 2022, the fair value of our commodity derivative contracts was a net liability of $163.1 million, a $71.1 million decrease from the $234.2 million net liability recorded at March 31, 2022 and a $28.6 million increase from the $134.5 million net liability recorded at December 31, 2021.  The changes are primarily related to the expiration of commodity derivative contracts during the three and six months ended June 30, 2022, increase in oil futures prices between December 31, 2021 and June 30, 2022, and new commodity derivative contract commitments during 2022 for future periods.

Commodity Derivative Sensitivity Analysis

Based on NYMEX crude oil futures prices and derivative contracts in place as of June 30, 2022, and assuming both a 10% increase and decrease thereon, we would expect to make payments on our crude oil derivative contracts as shown in the following table:

In thousands	Receipt / (Payment)
Based on:
Futures prices as of June 30, 2022	$(156,344)
10% increase in prices	(216,621)
10% decrease in prices	(102,227)

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

Denbury Inc.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, to ensure that information that is required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, that it is processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Changes in Internal Control over Financial Reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have determined that, during the second quarter of fiscal 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Denbury Inc.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various lawsuits, claims and regulatory proceedings incidental to our businesses.  While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows, litigation and regulatory proceedings are subject to inherent uncertainties.  We accrue for losses from litigation and claims if we determine that a loss is probable and the amount can be reasonably estimated.

Notice of Probable Violation from Pipeline and Hazardous Materials Safety Administration (“PHMSA”) Regarding Delta-Tinsley CO2 Pipeline Failure

On May 26, 2022, the PHMSA of the U.S. Department of Transportation issued a Notice of Probable Violation, Proposed Civil Penalty, and Proposed Compliance Order (“NOPV”) relating to the February 2020 pipeline failure near Satartia, Mississippi in our CO2 pipeline running between the Tinsley and Delhi fields. The NOPV proposes a preliminarily assessed civil penalty of $3.9 million in connection with the incident, which we accrued during the second quarter of 2022. We have responded to the NOPV and are pursuing discussions with PHMSA regarding the probable violations alleged in the NOPV, the proposed civil penalty, and the nature of the compliance order contained in the NOPV.

Item 1A. Risk Factors

Please refer to Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Denbury Inc.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases of our common stock during the second quarter of 2022:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
April 2022	—	$—	—	$—
May 2022	—	—	—	250.0
June 2022	—	—	457,549	221.2
Total	—		457,549

(1)In early May 2022, our Board of Directors approved a common share repurchase program authorizing repurchase of up to an aggregate of $250.0 million of Denbury common shares. The program has no pre-established ending date and may be suspended or discontinued at any time. We are not obligated to repurchase any dollar amount or specific number of shares of our common stock under the program.

An aggregate of 1,615,356 shares of Denbury common stock (approximately 3.2% of our outstanding shares of common stock at March 31, 2022) were repurchased during this program through July 31, 2022 for $100.0 million. As of August 2, 2022, an additional $250.0 million remains authorized for purchases of common stock under this repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Denbury Inc.
Item 6. Exhibits

Exhibit No.	Exhibit
10(a)	Denbury Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on June 6, 2022, File No. 001-12935).
31(a)*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

*    Included herewith.
**    Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

Denbury Inc.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENBURY INC.

August 4, 2022	/s/ Mark C. Allen
Mark C. Allen Executive Vice President and Chief Financial Officer

August 4, 2022	/s/ Nicole Jennings
Nicole Jennings Vice President and Chief Accounting Officer