Form 10-Q
period 2023-09-30
DENBURY INC
filed 2023-11-21
CIK 945764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023
OR

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
None

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑   No ☐

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, as of November 2, 2023, was 1,000.

Denbury Inc.

Explanatory Note

On July 13, 2023, Denbury Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Exxon Mobil Corporation, a New Jersey corporation (“ExxonMobil”), and EMPF Corporation, a Delaware corporation and a wholly-owned subsidiary of ExxonMobil (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, on November 2, 2023 (the closing date of the Merger, as defined below), Merger Sub merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of ExxonMobil (the “Surviving Corporation”). The Company remains an ExxonMobil wholly-owned subsidiary as of the date of this filing.

Although the New York Stock Exchange (“NYSE”) on November 2, 2023 filed a Form 25-NSE with the U.S. Securities and Exchange Commission to remove the common stock, par value $0.001 per share, of the Company from listing on the NYSE, this Form 10-Q for the quarterly period ended September 30, 2023 is being filed because the delisting of the Company’s common stock and related suspension of reporting obligations under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), did not occur until November 12, 2023 (10 days after the NYSE’s filing of Form 25-NSE), which date occurred after the due date for filing of this Form 10-Q. Promptly following the filing of this Form 10-Q, the Company expects to file a Form 15 to suspend its remaining reporting obligations under the Exchange Act. Unless otherwise specified herein, all information in this report is provided as of September 30, 2023.

Denbury Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Denbury Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$803	$521
Accrued production receivable	161,953	144,277
Trade and other receivables, net	18,239	27,343
Derivative assets	98	15,517
Prepaids	13,204	18,572
Total current assets	194,297	206,230
Property and equipment
Oil and natural gas properties (using full cost accounting)
Proved properties	1,882,430	1,414,779
Unevaluated properties	119,557	240,435
CO2 properties	199,609	190,985
Pipelines	223,779	220,125
CCUS storage sites and related assets	141,829	64,971
Other property and equipment	117,858	107,133
Less accumulated depletion, depreciation, amortization and impairment	(427,759)	(306,743)
Net property and equipment	2,257,303	1,931,685
Operating lease right-of-use assets	18,257	18,017
Derivative assets	26	—
Intangible assets, net	72,293	79,128
Restricted cash for future asset retirement obligations	49,027	47,359
Other assets	59,996	45,080
Total assets	$2,651,199	$2,327,499
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$250,938	$248,800
Oil and gas production payable	79,496	80,368
Derivative liabilities	40,813	13,018
Current maturities of long-term debt	13	—
Operating lease liabilities	5,136	4,676
Total current liabilities	376,396	346,862
Long-term liabilities
Long-term debt, net of current portion	70,336	29,000
Asset retirement obligations	350,448	315,942
Derivative liabilities	336	—
Deferred tax liabilities, net	110,556	71,120
Operating lease liabilities	14,797	15,431
Other liabilities	12,556	16,527
Total long-term liabilities	559,029	448,020
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 51,446,811 and 49,814,874 shares issued, respectively	51	50
Paid-in capital in excess of par	1,076,632	1,047,063
Retained earnings	639,091	485,504
Total stockholders’ equity	1,715,774	1,532,617
Total liabilities and stockholders’ equity	$2,651,199	$2,327,499

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues and other income
Oil, natural gas, and related product sales	$325,870	$395,223	$943,305	$1,232,104
CO2 sales and transportation fees	12,706	18,586	34,556	44,618
Oil marketing revenues	15,820	17,663	44,351	47,725
Other income	851	8,015	3,036	9,055
Total revenues and other income	355,247	439,487	1,025,248	1,333,502
Expenses
Lease operating expenses	127,440	134,464	386,905	376,643
Transportation and marketing expenses	5,474	5,191	16,022	14,638
CO2 operating and discovery expenses	2,138	2,066	4,931	6,564
Taxes other than income	29,072	33,789	85,047	101,487
Oil marketing purchases	15,519	19,095	43,909	47,162
General and administrative expenses	26,430	21,071	76,302	58,998
Interest, net of amounts capitalized of $2,502, $1,044, $6,454 and $3,177, respectively	843	909	2,595	3,092
Depletion, depreciation, and amortization	52,917	37,680	144,716	108,425
Commodity derivatives expense (income)	85,251	(109,248)	42,451	140,325
Other expenses	14,143	2,726	19,624	11,459
Total expenses	359,227	147,743	822,502	868,793
Income (loss) before income taxes	(3,980)	291,744	202,746	464,709
Income tax provision (benefit)	(1,087)	41,321	49,159	59,664
Net income (loss)	$(2,893)	$250,423	$153,587	$405,045

Net income (loss) per common share
Basic	$(0.06)	$4.89	$2.96	$7.86
Diluted	$(0.06)	$4.66	$2.85	$7.43

Weighted average common shares outstanding
Basic	52,417	51,182	51,916	51,512
Diluted	52,417	53,715	53,941	54,524

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$153,587	$405,045
Adjustments to reconcile net income to cash flows from operating activities
Depletion, depreciation, and amortization	144,716	108,425
Deferred income taxes	39,436	53,301
Stock-based compensation	18,145	11,491
Commodity derivatives expense	42,451	140,325
Receipt (payment) on settlements of commodity derivatives	1,074	(276,796)
Debt issuance cost amortization	1,594	2,465
Gain from asset sales	(403)	(1,119)
Other, net	(4,413)	(11,543)
Changes in assets and liabilities, net of effects from acquisitions
Accrued production receivable	(17,676)	(32,884)
Trade and other receivables	9,106	66
Other current and long-term assets	5,340	(21,729)
Accounts payable and accrued liabilities	9,738	28,359
Oil and natural gas production payable	(872)	13,412
Asset retirement obligations and other liabilities	(26,413)	(22,409)
Net cash provided by operating activities	375,410	396,409

Cash flows from investing activities
Oil and natural gas capital expenditures	(320,422)	(217,834)
CCUS storage sites and related capital expenditures	(69,891)	(27,518)
Acquisitions of oil and natural gas properties	(1,427)	(874)
Pipelines and plants capital expenditures	—	(22,259)
Net proceeds from sales of oil and natural gas properties and equipment	—	237
Equity investments	(18,817)	(10,000)
Other	(17,993)	(9,746)
Net cash used in investing activities	(428,550)	(287,994)

Cash flows from financing activities
Bank repayments	(1,399,000)	(808,000)
Bank borrowings	1,440,000	788,000
Common stock repurchase program	—	(100,028)
Other	14,090	9,421
Net cash provided by (used in) financing activities	55,090	(110,607)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,950	(2,192)
Cash, cash equivalents, and restricted cash at beginning of period	47,880	50,344
Cash, cash equivalents, and restricted cash at end of period	$49,830	$48,152

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(Dollar amounts in thousands)

	Common Stock ($.001 Par Value)		Paid-In Capital in Excess of Par	Retained Earnings	Treasury Stock (at cost)
	Shares	Amount			Shares	Amount	Total Equity
Balance – December 31, 2022	49,814,874	$50	$1,047,063	$485,504	—	$—	$1,532,617
Issued pursuant to stock compensation plans	268,748	—	—	—	—	—	—
Stock-based compensation	—	—	5,320	—	—	—	5,320
Tax withholding for stock compensation plans	(16,281)	—	(2,683)	—	—	—	(2,683)
Issued pursuant to exercise of warrants	209,185	—	130	—	—	—	130
Net income	—	—	—	89,199	—	—	89,199
Balance – March 31, 2023	50,276,526	50	1,049,830	574,703	—	—	1,624,583
Forfeited pursuant to stock compensation plans	(1,013)	—	—	—	—	—	—
Stock-based compensation	—	—	7,246	—	—	—	7,246
Employee stock purchase plan	11,115	—	815	—	—	—	815
Issued pursuant to exercise of warrants	186,373	—	228	—	—	—	228
Net income	—	—	—	67,281	—	—	67,281
Balance – June 30, 2023	50,473,001	50	1,058,119	641,984	—	—	1,700,153
Forfeited pursuant to stock compensation plans	(1,211)	—	—	—	—	—	—
Stock-based compensation	—	—	7,359	—	—	—	7,359
Issued pursuant to exercise of warrants	975,021	1	11,154	—	—	—	11,155
Net loss	—	—	—	(2,893)	—	—	(2,893)
Balance – September 30, 2023	51,446,811	$51	$1,076,632	$639,091	—	$—	$1,715,774

	Common Stock ($.001 Par Value)		Paid-In Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Treasury Stock (at cost)
	Shares	Amount			Shares	Amount	Total Equity
Balance – December 31, 2021	50,193,656	$50	$1,129,996	$5,344	—	$—	$1,135,390
Issued pursuant to stock compensation plans	141,581	—	—	—	—	—	—
Stock-based compensation	—	—	3,142	—	—	—	3,142
Tax withholding for stock compensation plans	—	—	(58)	—	—	—	(58)
Issued pursuant to exercise of warrants	14,153	—	47	—	—	—	47
Net loss	—	—	—	(872)	—	—	(872)
Balance – March 31, 2022	50,349,390	50	1,133,127	4,472	—	—	$1,137,649
Stock repurchase program	(457,549)	—	—	—	457,549	(28,751)	(28,751)
Forfeited pursuant to stock compensation plans	(3,264)	—	—	—	—	—	—
Stock-based compensation	—	—	4,400	—	—	—	4,400
Tax withholding for stock compensation plans	—	—	(5)	—	—	—	(5)
Issued pursuant to exercise of warrants	987,411	1	53	—	—	—	54
Net income	—	—	—	155,494	—	—	155,494
Balance – June 30, 2022	50,875,988	51	1,137,575	159,966	457,549	(28,751)	$1,268,841
Stock repurchase program	(1,157,807)	—	—	—	1,157,807	(71,277)	(71,277)
Net issued pursuant to stock compensation plans	3,684	—	—	—	—	—	—
Stock-based compensation	—	—	4,691	—	—	—	4,691
Retired treasury shares	—	(1)	(100,029)	—	(1,615,391)	100,030	—
Tax withholding for stock compensation plans	(35)	—	—	—	35	(2)	(2)
Issued pursuant to exercise of warrants	71,440	—	201	—	—	—	201
Net income	—	—	—	250,423	—	—	250,423
Balance – September 30, 2022	49,793,270	$50	$1,042,438	$410,389	—	$—	$1,452,877

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

Organization and Nature of Operations

Denbury Inc., a Delaware corporation (the “Company”) is an independent energy company with operations focused in the Gulf Coast and Rocky Mountain regions of the United States. The Company is differentiated by its focus on CO2 enhanced oil recovery (“EOR”) and the emerging carbon capture, utilization, and storage (“CCUS”) industry, supported by the Company’s CO2 EOR technical and operational expertise and its extensive CO2 pipeline infrastructure.

On July 13, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Exxon Mobil Corporation, a New Jersey corporation (“ExxonMobil”), and EMPF Corporation, a Delaware corporation and a wholly-owned subsidiary of ExxonMobil (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, on November 2, 2023, Merger Sub merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of ExxonMobil (the “Surviving Corporation”).

On November 2, 2023 (the “Effective Time”), each share of Company common stock, par value $0.001 per share (the “Denbury Common Stock”) issued and outstanding immediately prior to the Effective Time (including the unvested restricted stock of the Company, but excluding shares of Denbury Common Stock held (1) in treasury (excluding Denbury Common Stock subject to or issuable in connection with a Company employee benefit plan) or (2) by ExxonMobil or Merger Sub, which were cancelled at the Effective Time) was cancelled and converted into the right to receive 0.840 shares of ExxonMobil common stock, without par value (“ExxonMobil Common Stock”) (together with cash in lieu of fractional shares, the “Merger Consideration”), without interest and subject to any applicable withholding taxes, in accordance with the Merger Agreement.

Additionally, each Company restricted stock unit (each, a “Denbury RSU”), each Company deferred stock unit (each, a “Denbury DSU”) and each Company performance stock unit whose vesting was subject to performance goals related to absolute or relative total shareholder return (each, a “Denbury TSR Performance Award”) that was outstanding immediately prior to the Effective Time, whether vested or unvested, automatically became fully vested and was canceled and converted into the right to receive the Merger Consideration in accordance with the Merger Agreement in respect of the total number of shares of Denbury Common Stock subject to each respective Denbury RSU, Denbury DSU and Denbury TSR Performance Award (in the case of the Denbury TSR Performance Awards, with such number determined based on actual performance levels, calculated in accordance with the underlying award agreements), without interest and subject to any applicable withholding taxes.

The issuance of ExxonMobil Common Stock in connection with the Merger was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to ExxonMobil’s registration statement on Form S-4, as amended (File No. 333-274252), which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on September 29, 2023.

The foregoing description of the Merger, the Merger Agreement, and the transactions contemplated thereby, is a summary only, does not purport to be complete, and is subject to and qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is attached as Annex A to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on September 29, 2023.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Denbury Inc. and its subsidiaries have been prepared in accordance with the rules and regulations of the SEC and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”).  Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Company” or “Denbury,” refer to Denbury Inc. and its subsidiaries.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year.  In

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of September 30, 2023, our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, our consolidated cash flows for the nine months ended September 30, 2023 and 2022, and our consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022.

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

In thousands	September 30, 2023	September 30, 2022
Cash and cash equivalents	$803	$519
Restricted cash for future asset retirement obligations	49,027	47,633
Total cash, cash equivalents, and restricted cash shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$49,830	$48,152

Restricted cash for future asset retirement obligations in the table above consists of escrow accounts that are legally restricted for certain of our asset retirement obligations.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Basic weighted average common shares exclude shares of nonvested restricted stock (although nonvested restricted stock is issued and outstanding upon grant). As these restricted shares vest, they will be included in the shares outstanding used to calculate basic net income (loss) per common share.  Restricted stock units and performance stock units are also excluded from basic weighted average common shares outstanding until the vesting date. Basic weighted average common shares during the three and nine months ended September 30, 2023 includes 1,775,182 performance-based and restricted stock units which are fully vested as of September 30, 2023; however, the shares underlying these awards are not included in shares currently issued or outstanding as actual delivery of the shares had not occurred as of September 30, 2023.

Diluted net income (loss) per common share is calculated in the same manner but includes the impact of all potentially dilutive securities. Potentially dilutive securities include restricted stock, restricted stock units, performance stock units, shares to be issued under the employee stock purchase plan (“ESPP”), and warrants.

For each of the three and nine months ended September 30, 2023 and 2022, there were no adjustments to net income (loss) for purposes of calculating basic and diluted net income (loss) per common share.

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended September 30, 2023, the weighted average common shares outstanding used to calculate basic earnings per share and diluted earnings per share were the same, since the Company recorded a net loss during the period. The following table sets forth the weighted average shares used for purposes of calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2023	2022	2023	2022
Weighted average common shares outstanding – basic	52,417	51,182	51,916	51,512
Effect of potentially dilutive securities
Restricted stock, restricted stock units and performance stock units	—	664	440	615
Warrants	—	1,869	1,584	2,397
Employee Stock Purchase Plan	—	—	1	—
Weighted average common shares outstanding – diluted	52,417	53,715	53,941	54,524

For purposes of calculating diluted weighted average common shares, unvested restricted stock units, unvested restricted stock, unvested performance stock units, unissued ESPP shares and unexercised warrants are included in the diluted shares computation using the treasury stock method.

The following outstanding securities were excluded from the computation of diluted net income (loss) per share for the three months ended September 30, 2023 and September 30, 2022, as their effect would have been antidilutive, as of the respective dates:

	September 30,
In thousands	2023	2022
Restricted stock, restricted stock units and performance stock units(1)	966	196
Warrants	992	—
Employee Stock Purchase Plan	6	8

(1)    Antidilutive shares for the three-month periods ended September 30, 2023 and 2022 reflect total shares excluded from the computation of diluted net income per share that are potentially dilutive in the future, assuming performance stock units at the target level. Shares disclosed for the period ended September 30, 2022 have been revised to be consistent with the current year presentation.

At September 30, 2023, the Company had 1.0 million Series A warrants outstanding exercisable for shares of our common stock, on a cash or cashless basis, at an exercise price of $32.59 per share for each of the Series A warrants outstanding. Outstanding Series B warrants expired on September 18, 2023, in accordance with the Series B warrant agreement. From issuance through September 30, 2023, a total of 1.6 million Series A warrants and a total of 2.7 million Series B warrants have been exercised for a total of 2.7 million shares, most of which were exercised on a cashless basis. During October 2023, 1.0 million Series A warrants were exercised resulting in the issuance of 0.8 million shares, and any remaining unexercised Series A warrants expired prior to the effective time of the Merger.

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

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

We did not record a ceiling test write-down during the three or nine months ended September 30, 2023 or September 30, 2022.

Equity Method Investments

In accordance with equity method accounting, we record our initial equity investments at cost and periodically adjust the value of the investment balance to recognize (1) the proportionate share of the investee’s net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. The investments are included in “Other assets” in the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023. We evaluate our equity method investments for other-than-temporary impairment on a periodic basis.

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

Disaggregation of Revenue

The following table summarizes our revenues by product type for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2023	2022	2023	2022
Oil sales	$324,236	$389,543	$938,351	$1,217,377
Natural gas sales	1,634	5,680	4,954	14,727
CO2 sales and transportation fees	12,706	18,586	34,556	44,618
Oil marketing revenues	15,820	17,663	44,351	47,725
Total revenues	$354,396	$431,472	$1,022,212	$1,324,447

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3. Long-Term Debt

The table below reflects long-term debt outstanding as of the dates indicated:

In thousands	September 30, 2023	December 31, 2022
Senior Secured Bank Credit Agreement	$70,000	$29,000
Finance lease obligations	349	—
Total debt principal balance	70,349	29,000
Less: current maturities of long-term debt	(13)	—
Long-term debt and finance lease obligations	$70,336	$29,000

Senior Secured Bank Credit Agreement

In September 2020, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders party thereto (as amended, the “Bank Credit Agreement”). The Bank Credit Agreement is a senior secured revolving credit facility with a maturity date of May 4, 2027. The weighted average interest rate on borrowings outstanding as of September 30, 2023 under the Bank Credit Agreement was 8.2%. The undrawn portion of the aggregate lender commitments under the Bank Credit Agreement is subject to a commitment fee of 0.5% per annum. Cash interest, including commitment fees paid on the Company’s bank credit facility but excluding debt issue costs, were $2.8 million and $7.5 million during the three and nine months ended September 30, 2023, respectively, and $1.4 million and $3.8 million during the corresponding prior-year periods. As of September 30, 2023, we had $10.4 million of outstanding letters of credit. As of September 30, 2023, we were in compliance with all debt covenants under the Bank Credit Agreement. On October 27, 2023, we entered into a Fourth Amendment to the Bank Credit Agreement, which allowed us to borrow an amount exceeding the existing $75 million “excess cash” limitation for purposes of liquidity ahead of the closing of the Merger.

In connection with the consummation of the Merger, on November 2, 2023, the Company terminated all outstanding lender commitments, including commitments of the lenders to issue letters of credit, under the Bank Credit Agreement. In connection with the termination of the Bank Credit Agreement, on November 2, 2023, all outstanding obligations for principal, interest and fees under the Bank Credit Agreement were paid off in full, and all liens securing such obligations and any letters of credit or hedging obligations permitted by the Bank Credit Agreement to be secured by such liens and guarantees of such obligations were released.

Note 4. Investments

Equity Method Investments

Our equity-method investments and their book value balances consisted of the following:

In thousands	September 30, 2023	December 31, 2022
Equity method investments(1)
Clean Hydrogen Works, LA-1, L.L.C.	$20,000	$10,218
Libra CO2 Storage Solutions LLC	1,926	—
Total equity method investments	$21,926	$10,218

(1) Investment balances include capitalized transaction costs.

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

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
When an entity makes an investment that qualifies for the equity method of accounting, there may be a difference in the cost basis of the investment and the proportional interest in the underlying equity in the net assets of the investee (“basis difference”). At the acquisition date, the Company identified a basis difference of $17.7 million associated with its investment in CHW. The basis difference was allocated to finite lived intangible assets identified and equity method goodwill. The Company will amortize the basis differences attributable to finite lived intangible assets and record the amortization as a reduction of earnings from equity method investments, net in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Libra CO2 Storage Solutions LLC. During the second quarter of 2023, we invested $1.5 million in Libra CO2 Storage Solutions LLC in connection with a joint venture related to a CO2 sequestration project in St. Charles Parish, Louisiana.

Other Investments

During the first quarter of 2023, we made two investments in carbon capture technology companies, including a $2 million investment in Aqualung Carbon Capture AS and a $5 million investment in ION Clean Energy, Inc.

All investments are included in “Other assets” in the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023.

Note 5. Stockholders’ Equity

2022 Share Repurchases

In May 2022, our Board of Directors authorized a common share repurchase program for up to $250 million of outstanding Denbury common stock. During June and July 2022, the Company repurchased 1,615,356 shares of Denbury common stock under this program for approximately $100 million, at an average price of $61.92 per share. No share repurchases have been made under this program since that time.

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

Tax Withholding and Treasury Stock Retirement in Connection with Stock Compensation Plans

During the nine months ended September 30, 2023, employees surrendered 16,281 shares of common stock, with a carrying value of approximately $1.4 million, to cover employee tax withholdings upon vesting of restricted stock awards, which shares were concurrently retired. As awards for restricted stock units (“RSUs”) are settled, the Company issues the net shares of common stock, reduced by the units surrendered to cover tax withholding. For the nine months ended September 30, 2023, we decreased additional paid in capital by $1.3 million for tax withholdings on RSUs.

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

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
We assess the valuation allowance recorded on our deferred tax assets on a quarterly basis, which was $59.2 million at December 31, 2022. This valuation allowance relates primarily to our Louisiana net deferred tax assets of $55.4 million, as well as our Alabama net deferred tax assets and certain Mississippi tax credits totaling $3.8 million. We have concluded that the benefits of such deferred tax assets were not more likely than not to be realized due to lack of sufficient taxable income to fully realize the benefits of such deferred tax assets.

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. Our income taxes are based on an estimated combined federal and state statutory rate of approximately 25% in 2023 and 2022. Our effective tax rate for the three months ended September 30, 2023 was slightly higher than our estimated statutory rate primarily due to the effects of a small pretax loss; our effective tax rate for the nine months ended September 30, 2023 was slightly lower than our estimated statutory rate primarily due to excess stock compensation deductions that were recorded discretely in the first quarter. Our effective tax rate for the three and nine months ended September 30, 2022 was significantly lower than our estimated statutory rate due to the release of a portion of the valuation allowance on our deferred tax assets.

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

We manage and control market and counterparty credit risk through established internal control procedures that are reviewed on an ongoing basis.  We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures and diversification, and all of our commodity derivative contracts are with parties that are lenders under our Bank Credit Agreement (or affiliates of such lenders). As of September 30, 2023, all of our outstanding derivative contracts were subject to enforceable master netting arrangements whereby payables on those contracts can be offset against receivables from separate derivative contracts with the same counterparty. It is our policy to classify derivative assets and liabilities on a gross basis on our balance sheets, even if the contracts are subject to enforceable master netting arrangements.

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes our commodity derivative contracts as of September 30, 2023, none of which are classified as hedging instruments in accordance with the FASC Derivatives and Hedging topic:

Months	Index Price	Volume (Barrels per day)	Contract Prices ($/Bbl)
			Weighted Average Price
			Swap	Floor	Ceiling
Oil Contracts:
2023 Fixed-Price Swaps
Oct – Dec	NYMEX	18,000	$78.51	$—	$—
2023 Collars
Oct – Dec	NYMEX	9,000	$—	$68.33	$100.69
2024 Fixed-Price Swaps
Jan – June	NYMEX	19,000	$75.36	$—	$—
July – Dec	NYMEX	3,000	76.50	—	—

On October 24, 2023, the Company and the counterparties to all of our outstanding derivative contracts mutually agreed to terminate the contracts, resulting in a cash payment by the Company to the counterparties aggregating $26.9 million.

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

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of the periods indicated:

	Fair Value Measurements Using:
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2023
Assets
Oil derivative contracts – current	$—	$98	$—	$98
Oil derivative contracts – long-term	—	26	—	26
Total Assets	$—	$124	$—	$124

Liabilities
Oil derivative contracts – current	$—	$(40,813)	$—	$(40,813)
Oil derivative contracts – long-term	—	(336)	—	(336)
Total Liabilities	$—	$(41,149)	$—	$(41,149)

December 31, 2022
Assets
Oil derivative contracts – current	$—	$15,517	$—	$15,517
Total Assets	$—	$15,517	$—	$15,517

Liabilities
Oil derivative contracts – current	$—	$(13,018)	$—	$(13,018)
Total Liabilities	$—	$(13,018)	$—	$(13,018)

Since we do not apply hedge accounting for our commodity derivative contracts, any gains and losses on our assets and liabilities are included in “Commodity derivatives expense (income)” in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Other Fair Value Measurements

The carrying value of our loans under our Bank Credit Agreement approximate fair value, as they are subject to short-term floating interest rates that approximate the rates available to us for those periods. The estimated fair value of the principal amount of our debt as of September 30, 2023 and December 31, 2022, excluding financing lease obligations, was $70.0 million and $29.0 million, respectively. We have other financial instruments consisting primarily of cash, cash equivalents, U.S. Treasury notes, short-term receivables and payables that approximate fair value due to the nature of the instrument and the relatively short maturities.

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

Denbury Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
On May 26, 2022, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the U.S. Department of Transportation issued a Notice of Probable Violation, Proposed Civil Penalty, and Proposed Compliance Order (“NOPV”) relating to the February 2020 CO2 release from a pipeline failure near Satartia, Mississippi in our CO2 pipeline running between the Tinsley and Delhi fields, and assessed a preliminary civil penalty of $3.9 million, which the Company recorded in its financial statements in the second quarter of 2022. On March 24, 2023, Denbury and PHMSA entered into a final Consent Order and Consent Agreement that settled all of the allegations in the NOPV and also reduced the assessed penalty to $2.9 million. The $1.0 million reduction was reflected in “Other expenses” in our Unaudited Condensed Consolidated Statements of Operations in the first quarter of 2023.

Note 10. Additional Balance Sheet Details

Trade and Other Receivables, Net

In thousands	September 30, 2023	December 31, 2022
Trade accounts receivable, net	$15,904	$19,619
Federal income tax receivable, net	—	597
Other receivables	2,335	7,127
Total	$18,239	$27,343

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

Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with Risk Factors under Item 1A of the Form 10-K and disclosures in all subsequent filings made thereafter under the Securities Exchange Act of 1934.

On July 13, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Exxon Mobil Corporation, a New Jersey corporation (“ExxonMobil”), and EMPF Corporation, a Delaware corporation and a wholly-owned subsidiary of ExxonMobil (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, on November 2, 2023, Merger Sub merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of ExxonMobil (the “Surviving Corporation”).

On November 2, 2023 (the “Effective Time”), each share of Company common stock, par value $.001 per share (the “Denbury Common Stock”) issued and outstanding immediately prior to the Effective Time (including the unvested restricted stock of the Company, but excluding shares of Denbury Common Stock held (1) in treasury (excluding Denbury Common Stock subject to or issuable in connection with a Company employee benefit plan) or (2) by ExxonMobil or Merger Sub, which were cancelled at the Effective Time) was cancelled and converted into the right to receive 0.840 shares of ExxonMobil common stock, without par value (“ExxonMobil Common Stock”) (together with cash in lieu of fractional shares, the “Merger Consideration”), without interest and subject to any applicable withholding taxes, in accordance with the Merger Agreement.

Additionally, each Company restricted stock unit (each, a “Denbury RSU”), each Company deferred stock unit (each, a “Denbury DSU”) and each Company performance stock unit whose vesting was subject to performance goals related to absolute or relative total shareholder return (each, a “Denbury TSR Performance Award”) that was outstanding immediately prior to the Effective Time, whether vested or unvested, automatically became fully vested and was canceled and converted into the right to receive the Merger Consideration in accordance with the Merger Agreement in respect of the total number of shares of Denbury Common Stock subject to each respective Denbury RSU, Denbury DSU and Denbury TSR Performance Award (in the case of the Denbury TSR Performance Awards, with such number determined based on actual performance levels, calculated in accordance with the underlying award agreements), without interest and subject to any applicable withholding taxes.

The foregoing description of the Merger, the Merger Agreement, and the transactions contemplated thereby, is a summary only, does not purport to be complete, and is subject to and qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is attached as Annex A to the Company’s Proxy Statement on Schedule 14A, filed with the SEC on September 29, 2023.

OVERVIEW

Denbury is an independent energy company with operations focused in the Gulf Coast and Rocky Mountain regions. The Company is differentiated by its focus on CO2 enhanced oil recovery (“EOR”) and the emerging carbon capture, utilization, and storage (“CCUS”) industry, supported by the Company’s CO2 EOR technical and operational expertise and its extensive CO2 pipeline infrastructure.

Oil Price Impact on Our Business.  Our financial results are significantly impacted by changes in oil prices, as 97% of our sales volumes are oil. Changes in oil prices impact all aspects of our business; most notably our cash flows from operations, revenues, capital allocation and budgeting decisions, and oil and natural gas reserves volumes. Oil prices have historically been volatile and can fluctuate significantly over short periods of time for many different reasons, such as global supply, demand, and geopolitical events, such as the Hamas/Israel war. Average NYMEX WTI oil prices were approximately $82 per Bbl during the third quarter of 2023, an increase from $74 per Bbl in the second quarter of 2023 and a decrease from $91 per Bbl in the third quarter of 2022.

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below outlines selected financial items and sales volumes, along with changes in our realized oil prices, before and after commodity derivative impacts, and NYMEX oil differentials for our most recent comparative quarterly periods:

	Three Months Ended
In thousands, except per-unit data	Sept. 30, 2023	June 30, 2023	March 31, 2023	Dec. 31, 2022	Sept. 30, 2022
Oil, natural gas, and related product sales	$325,870	$302,946	$314,489	$346,578	$395,223
Receipt (payment) on settlements of commodity derivatives	(6,148)	5,157	2,065	(38,956)	(55,780)
Oil, natural gas, and related product sales and commodity derivative settlements, combined	$319,722	$308,103	$316,554	$307,622	$339,443

Average daily sales (BOE/d)	44,964	46,982	47,655	46,641	47,109

Average net realized oil prices
Oil price per Bbl - excluding impact of derivative settlements	$80.73	$72.59	$74.87	$82.54	$92.77
Oil price per Bbl - including impact of derivative settlements	79.20	73.83	75.36	73.13	79.49

Average NYMEX oil differential per Bbl	$(1.25)	$(1.14)	$(1.28)	$0.03	$0.82

As shown in the table above, our oil and natural gas revenues have decreased since 2022 primarily due to the decrease in oil prices. During 2022, the benefit of high oil prices was offset in part by the impact of higher cash payments on our commodity derivative contracts.

Third Quarter 2023 Financial Results and Highlights. We recognized a net loss of $2.9 million, or $0.06 per diluted common share, during the third quarter of 2023, compared to net income of $250.4 million, or $4.66 per diluted common share, during the third quarter of 2022. Drivers of the comparative operating results between the third quarters of 2023 and 2022 include the following:

•Oil and natural gas revenues decreased $69.4 million (18%) during the third quarter of 2023 primarily due to lower oil prices and sales volumes; and
•Commodity derivatives expense increased $194.5 million ($85.3 million of expense during the third quarter of 2023 compared to $109.2 million of income during the third quarter of 2022) due to the changes in oil prices relative to the strike prices of our derivatives.

June 2023 West Yellow Creek Divestiture. On June 30, 2023, we closed on a transaction exchanging our 49% non-operated interest in West Yellow Creek Field for a term overriding royalty interest in the field (7% for the first 8 years and 3.4% for the next 5 years). Our existing CO2 sales contract to supply CO2 to the field was also amended as part of the transaction, so that we will continue to supply CO2 to the West Yellow Creek Field for a fee. As a result of this transaction, our production during the third quarter of 2023 decreased by approximately 375 Bbls/d with a corresponding reduction in revenues, and we are no longer obligated for lease operating expenses or capital expenditures for this field.

Cedar Creek Anticline CO2 EOR Development. During the nine months ended September 30, 2023, we incurred $126.1 million of our oil & gas development capital expenditures on the CCA EOR project, primarily focused on the construction of four planned CO2 recycle facilities, well conversions, and drilling the Interlake Pennel CO2 pilot. Commissioning of the initial CO2 recycle facility within the Cedar Hills South Field was completed late in the first quarter of 2023, and commissioning of

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
the second facility was completed during the second quarter of 2023. Initial EOR production commenced during the second quarter of 2023, averaging 953 Bbls/d for the third quarter.

Carbon Capture, Utilization and Storage Activities. During the nine months ended September 30, 2023, we invested $74.4 million of development capital into CCUS assets, primarily for the acquisition of new sequestration sites (including the third quarter acquisition of the right to develop a 34,000 acre dedicated CO2 sequestration site in Avoyelles and St. Landry Parishes, Louisiana), the drilling of a stratigraphic test well in our Alabama sequestration site, and the acquisition of seismic data. During the nine months ended September 30, 2023, we made several investments in CCUS companies totaling $18.5 million. These investments are included in “Other assets” in the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023.
CAPITAL RESOURCES AND LIQUIDITY

Overview. Our cash flows from operations and availability under our senior secured bank credit facility are our primary sources of capital and liquidity. Our most significant cash capital outlays relate to our oil and gas development capital expenditures and CCUS initiatives. During the nine months ended September 30, 2023, we generated $375.4 million in cash flow from operations. We invested cash of $428.6 million, primarily in oil and gas and CCUS activities, including equity investments during the first nine months of 2023, and financing activities supplemented our cash flow by $55.1 million, primarily from borrowings under our bank credit facility. As of September 30, 2023, we had $70.0 million of outstanding borrowings, down from $85.0 million at June 30, 2023, and $10.4 million of outstanding letters of credit under our senior secured bank credit facility.

Senior Secured Bank Credit Agreement. In September 2020, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders party thereto (as amended, the “Bank Credit Agreement”). The Bank Credit Agreement is a senior secured revolving credit facility with a maturity date of May 4, 2027. As of September 30, 2023, we were in compliance with all debt covenants under the Bank Credit Agreement. On October 27, 2023, we entered into a Fourth Amendment to the Bank Credit Agreement, which allowed us to borrow an amount exceeding the existing $75 million “excess cash” limitation for purposes of liquidity ahead of the closing of the merger.

In connection with the consummation of the Merger, on November 2, 2023, the Company terminated all outstanding lender commitments, including commitments of the lenders to issue letters of credit, under the Bank Credit Agreement. In connection with the termination of the Bank Credit Agreement, on November 2, 2023, all outstanding obligations for principal, interest and fees under the Bank Credit Agreement were paid off in full, and all liens securing such obligations and any letters of credit or hedging obligations permitted by the Bank Credit Agreement to be secured by such liens and guarantees of such obligations were released.

Commitments, Obligations and Off-Balance Sheet Arrangements. There have been no material changes to our commitments, obligations and off-balance sheet arrangements detailed in our Form 10-K for the year ended December 31, 2022.

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS

Financial and Operating Results Tables

Certain of our operating results and statistics for the comparative three and nine months ended September 30, 2023 and 2022 are included in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30
In thousands, except per-share and unit data	2023	2022	2023	2022
Financial results
Net income (loss)	$(2,893)	$250,423	$153,587	$405,045
Net income (loss) per common share – basic	(0.06)	4.89	2.96	7.86
Net income (loss) per common share – diluted	(0.06)	4.66	2.85	7.43
Net cash provided by operating activities	144,397	156,301	375,410	396,409
Average daily sales volumes
Bbls/d	43,653	45,639	45,220	45,404
Mcf/d	7,862	8,815	7,823	8,770
BOE/d(1)	44,964	47,109	46,524	46,866
Oil and natural gas sales
Oil sales	$324,236	$389,543	$938,351	$1,217,377
Natural gas sales	1,634	5,680	4,954	14,727
Total oil and natural gas sales	$325,870	$395,223	$943,305	$1,232,104
Commodity derivative contracts(2)
Receipt (payment) on settlements of commodity derivatives	$(6,148)	$(55,780)	$1,074	$(276,796)
Noncash fair value gains (losses) on commodity derivatives	(79,103)	165,028	(43,525)	136,471
Commodity derivatives income (expense)	$(85,251)	$109,248	$(42,451)	$(140,325)
Unit prices – excluding impact of derivative settlements
Oil price per Bbl	$80.73	$92.77	$76.01	$98.21
Natural gas price per Mcf	2.26	7.00	2.32	6.15
Unit prices – including impact of derivative settlements(2)
Oil price per Bbl	$79.20	$79.49	$76.10	$75.88
Natural gas price per Mcf	2.26	7.00	2.32	6.15
Oil and natural gas operating expenses
Lease operating expenses	$127,440	$134,464	$386,905	$376,643
Transportation and marketing expenses	5,474	5,191	16,022	14,638
Production and ad valorem taxes	28,172	33,080	82,628	99,093
Oil and natural gas operating revenues and expenses per BOE
Oil and natural gas revenues	$78.78	$91.19	$74.27	$96.30
Lease operating expenses	30.81	31.03	30.46	29.44
Transportation and marketing expenses	1.32	1.20	1.26	1.14
Production and ad valorem taxes	6.81	7.63	6.51	7.75
CO2 – revenues and expenses
CO2 sales and transportation fees	$12,706	$18,586	$34,556	$44,618
CO2 operating and discovery expenses	(2,138)	(2,066)	(4,931)	(6,564)
CO2 revenue and expenses, net	$10,568	$16,520	$29,625	$38,054

(1)Barrel of oil equivalent using the ratio of one barrel of oil to six Mcf of natural gas (“BOE”).
(2)See also Commodity Derivative Contracts below and Item 3. Quantitative and Qualitative Disclosures about Market Risk for information concerning our derivative transactions.

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Sales Volumes

Average daily sales volumes by area for each of the four quarters of 2022 and for the first three quarters of 2023 are shown below:

	Average Daily Sales Volumes (BOE/d)
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Operating Area	2023	2023	2023	2022	2022	2022	2022
Tertiary oil sales volumes
Gulf Coast region
Delhi	2,302	2,151	2,514	2,528	2,557	2,478	2,675
Hastings	4,299	4,502	4,450	4,198	4,211	4,304	4,430
Heidelberg	3,486	3,481	3,539	3,670	3,571	3,528	3,653
Oyster Bayou	3,453	3,615	3,832	3,417	3,490	3,423	3,745
Tinsley	2,516	2,686	3,205	2,248	3,133	3,050	3,015
Other(1)	5,290	5,606	5,585	5,652	5,541	5,422	5,498
Total Gulf Coast region	21,346	22,041	23,125	21,713	22,503	22,205	23,016
Rocky Mountain region
Bell Creek	3,143	3,300	3,808	3,767	3,975	4,122	4,474
Wind River Basin	3,674	3,866	3,872	3,726	3,121	2,703	2,517
Cedar Creek Anticline	953	574	—	—	—	—	—
Other(2)	2,345	2,501	2,744	2,824	2,759	2,361	2,229
Total Rocky Mountain region	10,115	10,241	10,424	10,317	9,855	9,186	9,220
Total tertiary oil sales volumes	31,461	32,282	33,549	32,030	32,358	31,391	32,236
Non-tertiary oil and gas sales volumes
Gulf Coast region
Total Gulf Coast region	3,415	3,506	3,398	3,666	3,727	3,566	3,630
Rocky Mountain region
Cedar Creek Anticline	8,614	9,661	9,316	9,366	9,593	10,224	9,721
Other(3)	1,474	1,533	1,392	1,579	1,431	1,380	1,338
Total Rocky Mountain region	10,088	11,194	10,708	10,945	11,024	11,604	11,059
Total non-tertiary sales volumes	13,503	14,700	14,106	14,611	14,751	15,170	14,689
Total sales volumes	44,964	46,982	47,655	46,641	47,109	46,561	46,925

(1)Includes Brookhaven, Cranfield, Eucutta, Little Creek, Mallalieu, Martinville, McComb, and Soso fields. In addition, volumes include production from West Yellow Creek Field prior to its divestiture during the second quarter of 2023 and production related to our overriding royalty interest beginning in the third quarter of 2023 (see Overview – June 2023 West Yellow Creek Divestiture above).
(2)Includes tertiary sales volumes related to our working interest positions in the Salt Creek and Grieve fields.
(3)Includes non-tertiary sales volumes from Wind River Basin, as well as Hartzog Draw and Bell Creek fields.

Total sales volumes during the third quarter of 2023 averaged 44,964 BOE/d, down approximately 4% from the second quarter of 2023. Changes in sales volumes compared to the second quarter of 2023 and other prior periods are shown in the table above.

Our sales volumes during the three and nine months ended September 30, 2023 were 97% oil, consistent with our sales during the comparable prior-year periods.

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Oil and Natural Gas Revenues

Our oil and natural gas revenues during the three and nine months ended September 30, 2023 decreased 18% and 23%, respectively, compared to these revenues for the same periods in 2022.  The changes in our oil and natural gas revenues are primarily due to lower realized commodity prices (excluding any impact of our commodity derivative contracts), coupled with a decline in sales volumes, as reflected in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023 vs. 2022		2023 vs. 2022
In thousands	Decrease in Revenues	Percentage Decrease in Revenues	Decrease in Revenues	Percentage Decrease in Revenues
Change in oil and natural gas revenues due to:
Decrease in sales volumes	$(17,994)	(5)%	$(8,988)	(1)%
Decrease in realized commodity prices	(51,359)	(13)%	(279,811)	(22)%
Total decrease in oil and natural gas revenues	$(69,353)	(18)%	$(288,799)	(23)%

Excluding any impact of our commodity derivative contracts, our average net realized commodity prices and NYMEX differentials were as follows during the first three quarters and nine months ended September 30, 2023 and 2022:

	Three Months Ended						Nine Months Ended
	March 31,		June 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Average net realized prices
Oil price per Bbl	$74.87	$93.17	$72.59	$108.81	$80.73	$92.77	$76.01	$98.21
Natural gas price per Mcf	2.80	4.66	1.93	6.76	2.26	7.00	2.32	6.15
Price per BOE	73.32	91.14	70.86	106.67	78.78	91.19	74.27	96.30
Average NYMEX differentials
Gulf Coast region
Oil per Bbl	$(1.29)	$(1.37)	$(0.92)	$0.16	$(1.16)	$0.66	$(1.19)	$(0.26)
Natural gas per Mcf	(0.05)	0.16	(0.30)	0.02	(0.03)	0.37	(0.11)	0.10
Rocky Mountain region
Oil per Bbl	$(1.28)	$(1.38)	$(1.41)	$0.01	$(1.37)	$1.02	$(1.44)	$(0.08)
Natural gas per Mcf	0.04	0.08	(0.42)	(1.12)	(0.57)	(1.59)	(0.33)	(0.86)
Total Company
Oil per Bbl	$(1.28)	$(1.37)	$(1.14)	$0.09	$(1.25)	$0.82	$(1.30)	$(0.18)
Natural gas per Mcf	0.01	0.11	(0.39)	(0.71)	(0.40)	(0.90)	(0.27)	(0.51)

Prices received in a regional market fluctuate frequently and can differ from NYMEX pricing due to a variety of reasons, including supply and/or demand factors, crude oil quality, and location differentials.

CO2 Revenues and Expenses

We sell a portion of the CO2 we produce from Jackson Dome to third-party industrial users at various contracted prices primarily under long-term contracts. We recognize the revenue received on these CO2 sales as “CO2 sales and transportation fees” with the corresponding costs recognized as “CO2 operating and discovery expenses” in our Unaudited Condensed Consolidated Statements of Operations. CO2 sales and transportation fees were $12.7 million and $34.6 million during the three and nine months ended September 30, 2023, respectively, compared to $18.6 million and $44.6 million during the three and nine months ended September 30, 2022, respectively, primarily due to a decline in revenues received in 2022 pursuant to a short-term contractual agreement.

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commodity Derivative Contracts

We have routinely entered into oil derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future oil production and to provide more certainty to our future cash flows.  These contracts currently consist of fixed-price swaps and costless collars. The following table summarizes the impact our crude oil derivative contracts had on our operating results for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2023	2022	2023	2022
Receipt (payment) on settlements of commodity derivatives	$(6,148)	$(55,780)	$1,074	$(276,796)
Noncash fair value gains (losses) on commodity derivatives	(79,103)	165,028	(43,525)	136,471
Total income (expense)	$(85,251)	$109,248	$(42,451)	$(140,325)

Commodity derivatives income (expense) is comprised of (1) payments or receipts on settlements of commodity derivatives and (2) noncash changes in the fair values of commodity derivatives. Changes in the fair values of commodity derivatives are due to changes in oil futures prices since the prior period or subsequent to entering into new derivative agreements. During the first nine months of 2023, we received $1.1 million upon expiration of commodity derivative contracts, compared to cash payments upon settlement of such contracts of $276.8 million during the first nine months of 2022.

On October 24, 2023, the Company and the counterparties to all of our outstanding derivative contracts mutually agreed to terminate the contracts, resulting in a cash payment by the Company to the counterparties aggregating $26.9 million.

Production Expenses

Lease Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per-BOE data	2023	2022	2023	2022
Total lease operating expenses	$127,440	$134,464	$386,905	$376,643

Total lease operating expenses per BOE	$30.81	$31.03	$30.46	$29.44

Total lease operating expenses decreased $7.0 million (5%) on an absolute-dollar basis, or $0.22 (1%) on a per-BOE basis, during the three months ended September 30, 2023, compared to the same prior-year period. The decrease on an absolute-dollar basis was primarily due to lower power and fuel costs and a $3.3 million reduction in expenses following the West Yellow Creek Field divestiture at the end of the second quarter of 2023 (see Overview – June 2023 West Yellow Creek Divestiture above), partially offset by higher labor costs and CO2 expense, with the per-BOE change impacted by the decline in total production between the third quarters of 2022 and 2023. Lease operating expenses for the nine months ended September 30, 2023 increased $10.3 million (3%) on an absolute-dollar basis, or $1.02 (3%) on a per-BOE basis, compared to levels in the same period in 2022. The increase on an absolute-dollar and per-BOE basis during the nine months ended September 30, 2023 was primarily due to a) higher labor and repair and maintenance costs due to inflation and higher activity levels, b) a $6.7 million insurance reimbursement received in the prior-year period related to property damage costs incurred during 2013 at Delhi Field, and c) higher CO2 costs related to an industrial contract change, partially offset by lower power and fuel costs.

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Taxes Other Than Income

Taxes other than income includes production, ad valorem and franchise taxes. Taxes other than income decreased $4.7 million (14%) and $16.4 million (16%) during the three and nine months ended September 30, 2023, respectively, compared to the same prior-year periods, due primarily to a decrease in production taxes resulting from lower oil and natural gas revenues.

General and Administrative Expenses (“G&A”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per-BOE data and employees	2023	2022	2023	2022
Cash G&A costs	$19,771	$16,655	$58,157	$47,507
Stock-based compensation	6,659	4,416	18,145	11,491
G&A expense	$26,430	$21,071	$76,302	$58,998

G&A per BOE
Cash G&A costs	$4.78	$3.84	$4.58	$3.71
Stock-based compensation	1.61	1.02	1.43	0.90
G&A expenses	$6.39	$4.86	$6.01	$4.61

Employees as of period end	811	756

Our G&A expense on an absolute-dollar basis was $26.4 million and $76.3 million during the three and nine months ended September 30, 2023, respectively, an increase of $5.4 million and $17.3 million compared to the same prior-year periods, primarily due to higher employee-related costs, including salaries and stock compensation expense.

Depletion, Depreciation, and Amortization (“DD&A”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per-BOE data	2023	2022	2023	2022
Oil and natural gas properties	$45,835	$31,188	$122,686	$88,940
CO2 properties, pipelines, plants and other property and equipment	7,572	6,492	21,361	19,485
Other	(490)	—	669	—
Total DD&A	$52,917	$37,680	$144,716	$108,425

DD&A per BOE
Oil and natural gas properties	$11.08	$7.20	$9.66	$6.95
CO2 properties, pipelines, plants and other property and equipment	1.83	1.49	1.68	1.52
Other	(0.12)	—	0.05	—
Total DD&A cost per BOE	$12.79	$8.69	$11.39	$8.47

DD&A expense increased $15.2 million between the three months ended September 30, 2023 and 2022, and $36.3 million between the nine months ended September 30, 2023 and 2022 due to higher depletable costs, most significantly attributable to capital spending and the transfer of unevaluated costs to the full cost pool associated with the recognition of initial proved reserves associated with our new CCA CO2 Phase I development in the second quarter of 2023.

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other Expenses

Other expenses during the three and nine months ended September 30, 2023 totaled $14.1 million and $19.6 million, respectively, compared to $2.7 million and $11.5 million during the three and nine months ended September 30, 2022, respectively. Other expenses during the nine months ended September 30, 2023 primarily includes $12.5 million in Merger-related expenses, $4.7 million in CCUS-related expenses (including $0.7 million of expense related to two sequestration sites which we no longer intend to pursue), and $2.7 million in plant operating expenses. Other expenses during the nine months ended September 30, 2022 included $4.6 million in Delta Pipeline incident costs, $2.8 million in plant operating expenses, $2.0 million in CCUS-related expenses, and $1.0 million in legal settlements.

Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per-BOE amounts and tax rates	2023	2022	2023	2022
Current income tax expense	$6,528	$4,012	$9,723	$6,363
Deferred income tax expense (benefit)	(7,615)	37,309	39,436	53,301
Total income tax expense (benefit)	$(1,087)	$41,321	$49,159	$59,664
Average income tax expense (benefit) per BOE	$(0.26)	$9.54	$3.87	$4.67
Effective tax rate	27.3%	14.2%	24.2%	12.8%
Total net deferred tax liability	$110,556	$54,940

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. Our income taxes are based on an estimated combined federal and state statutory rate of approximately 25% in 2023 and 2022. Our effective tax rate for the three months ended September 30, 2023 was slightly higher than our estimated statutory rate primarily due to the effects of a small pretax loss; our effective tax rate for the nine months ended September 30, 2023 was slightly lower than our estimated statutory rate primarily due to excess stock compensation deductions that were recorded discretely in the first quarter. Our effective tax rate for the three and nine months ended September 30, 2022 was significantly lower than our estimated statutory rate due to the release of a portion of the valuation allowance on our deferred tax assets.

Denbury Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Per-BOE Data

The following table summarizes our cash flow and results of operations on a per-BOE basis for the comparative periods.  Each of the significant individual components is discussed above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Per-BOE data	2023	2022	2023	2022
Oil and natural gas revenues	$78.78	$91.19	$74.27	$96.30
Receipt (payment) on settlements of commodity derivatives	(1.49)	(12.87)	0.08	(21.63)
Lease operating expenses	(30.81)	(31.03)	(30.46)	(29.44)
Production and ad valorem taxes	(6.81)	(7.63)	(6.51)	(7.75)
Transportation and marketing expenses	(1.32)	(1.20)	(1.26)	(1.14)
Production netback	38.35	38.46	36.12	36.34
CO2 sales, net of operating and discovery expenses	2.55	3.81	2.33	2.98
General and administrative expenses	(6.39)	(4.86)	(6.01)	(4.61)
Interest expense, net	(0.20)	(0.21)	(0.20)	(0.24)
Stock compensation and other	(3.35)	(1.25)	(1.04)	(0.74)
Changes in assets and liabilities relating to operations	3.95	0.11	(1.64)	(2.75)
Cash flows from operations	34.91	36.06	29.56	30.98
DD&A – excluding accelerated depreciation charge	(12.91)	(8.69)	(11.34)	(8.47)
DD&A – accelerated depreciation charge	0.12	—	(0.05)	—
Deferred income taxes	1.84	(8.61)	(3.10)	(4.17)
Noncash fair value gains (losses) on commodity derivatives	(19.12)	38.08	(3.42)	10.66
Other noncash items	(5.54)	0.94	0.44	2.66
Net income (loss)	$(0.70)	$57.78	$12.09	$31.66

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

FORWARD-LOOKING INFORMATION

The data and/or statements contained in this Quarterly Report on Form 10-Q, particularly statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, are forward-looking statements, as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve a number of risks and uncertainties as detailed under our periodic filings made by the Company with the SEC under the Exchange Act.

Denbury Inc.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Derivative Contracts

We have historically entered into oil derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future oil production and to provide more certainty to our future cash flows.  We do not hold or issue derivative financial instruments for trading purposes.

All of the mark-to-market valuations used for our commodity derivatives are provided by external sources.  We manage and control market and counterparty credit risk through established internal control procedures that are reviewed on an ongoing basis.  We attempt to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures and diversification.  All of our commodity derivative contracts were with parties that were lenders under our senior secured bank credit facility (or affiliates of such lenders).  We have included an estimate of nonperformance risk in the fair value measurement of our commodity derivative contracts, which we have measured for nonperformance risk based upon credit default swaps or credit spreads.

For accounting purposes, we do not apply hedge accounting to our commodity derivative contracts.  This means that any changes in the fair value of these commodity derivative contracts are charged to earnings instead of charging the effective portion to other comprehensive income and the ineffective portion to earnings.

At September 30, 2023, our commodity derivative contracts were recorded at their fair value, which was a net liability of $41.0 million, a $79.1 million change from the $38.1 million net asset recorded at June 30, 2023, and a $43.5 million change from the $2.5 million net asset recorded at December 31, 2022.  The changes are primarily related to the expiration of commodity derivative contracts during the three and nine months ended September 30, 2023, new commodity derivative contracts entered during 2023 for future periods, and to the changes in oil futures prices between December 31, 2022 and September 30, 2023.

Commodity Derivative Sensitivity Analysis

Based on NYMEX crude oil futures prices and derivative contracts in place as of September 30, 2023, and assuming both a 10% increase and decrease thereon, we would expect to receive or make payments on our crude oil derivative contracts as shown in the following table:

In thousands	Receipt / (Payment)
Based on:
Futures prices as of September 30, 2023	$(41,470)
10% increase in prices	(48,858)
10% decrease in prices	592

Debt and Interest Rate Sensitivity

As of September 30, 2023, we had $70.0 million of outstanding borrowings under our Bank Credit Agreement. At this level of variable-rate debt, an increase or decrease of 10% in interest rates would have an immaterial effect on our interest expense. Our Bank Credit Agreement does not have any triggers or covenants regarding our debt ratings with rating agencies. The following table presents the principal and fair values of our outstanding debt as of September 30, 2023:

In thousands	2023 - 2026	2027	Total	Fair Value
Variable rate debt:
Senior Secured Bank Credit Facility (weighted average interest rate of 8.2% at September 30, 2023)	$—	$70,000	$70,000	$70,000

See Note 3, Long-Term Debt, to the Unaudited Condensed Consolidated Financial Statements for details regarding our long-term debt.

Denbury Inc.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  An evaluation of the effectiveness as of the end of the period covered by this report of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of our management, including our certifying Chief Executive Officer and certifying Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023, to ensure that information that is then required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is then required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Changes in Internal Control over Financial Reporting. Under the supervision and with the participation of our management, including our certifying Chief Executive Officer and certifying Chief Financial Officer, we determined that, during the third quarter of fiscal 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Denbury Inc.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various lawsuits, claims and regulatory proceedings incidental to our businesses.  While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows, litigation and regulatory proceedings are subject to inherent uncertainties.  We accrue losses from litigation and claims if we determine that a loss is probable and the amount can be reasonably estimated.

Notice of Probable Violation from Pipeline and Hazardous Materials Safety Administration (“PHMSA”) Regarding Delta-Tinsley CO2 Pipeline Failure

On May 26, 2022, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the U.S. Department of Transportation issued a Notice of Probable Violation, Proposed Civil Penalty, and Proposed Compliance Order (“NOPV”) relating to the February 2020 CO2 release from a pipeline failure in our CO2 pipeline in Yazoo County, Mississippi running between our Tinsley and Delhi fields, and assessed a preliminary civil penalty of $3.9 million, which the Company recorded in its financial statements in the second quarter of 2022. Over the ensuing ten months, the Company engaged in settlement discussions with PHMSA related to the nature and extent of the alleged probable violation and civil penalty and the future actions required in connection with the operation of the Company’s CO2 pipeline.

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

Item 1A. Risk Factors

Please refer to Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Denbury Inc.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2023, one Denbury officer adopted a Rule 10b5-1 trading plan (the “Plan”), entered into in writing when the officer was not in possession of material non-public information regarding the Company, which Plan was subject to a mandatory cooling off period. The Plan was adopted on September 7, 2023, by Nicole Jennings, Vice President and Chief Accounting Officer, and covered a total of 56,542 shares of the Company’s common stock, consisting of 28,479 shares issuable to her on December 4. 2023 under restricted stock units (“RSUs”) and 28,063 shares issuable on the same date under performance stock units (“PSUs”). The Plan covered the net shares (not determinable at the time of adoption) after netting out that number of shares necessary to satisfy Federal income tax withholding obligations upon stock issuance. After the requisite cooling-off period, this 10b5-1 trading arrangement was scheduled to start on December 7, 2023, and expire on February 9, 2024. By the terms of the Plan as drafted, it automatically terminated on November 2, 2023, upon effectiveness of the Merger. This termination of the Plan occurred prior to the beginning of the trading period provided under the Plan, and consequently no transactions took place under the Plan.

Denbury Inc.
Item 6. Exhibits

Exhibit No.	Exhibit
2(a)
Agreement and Plan of Merger, dated as of July 13, 2023, by and among Denbury Inc., Exxon Mobil Corporation and EMPF Corporation (incorporated by reference to Exhibit 2.1 of Form 8-K filed by the Company on July 14, 2023, as amended by the Form 8-K/A filed by the Company on July 31, 2023, File No. 001-12935).

3(a)
Fourth Amended and Restated Certificate of Incorporation of Denbury Inc., dated November 2, 2023 (incorporated by reference to Exhibit 3.1 of Form 8-K filed by the Company on November 2, 2023, File No. 001-12935).

3(b)	Fifth Amended and Restated Bylaws of Denbury Inc., dated November 2, 2023 (incorporated by reference to Exhibit 3.2 of Form 8-K filed by the Company on November 2, 2023, File No. 001-12935).
10(a)
Fourth Amendment to Credit Agreement, dated as of October 27, 2023, by and among Denbury Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on October 30, 2023, File No. 001-12935).

31(a)*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

*    Included herewith.
**    Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

Denbury Inc.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENBURY INC.

November 21, 2023	/s/ Kathleen A. Bracci
Kathleen A. Bracci Executive Vice President and Chief Financial Officer

November 21, 2023	/s/ Nicole Jennings
Nicole Jennings Vice President and Chief Accounting Officer